Form 10QSB
period 1997-03-31
FIRST ROBINSON FINANCIAL CORP
filed 1997-09-11
CIK 1035991

                       SECURITY AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB



(Mark One)
   ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended    July 31, 1997
                                            -------------
                                      OR

   (   )  TRANSITION RE PORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

Commission File Number:      0-29276
                             -------

                     FIRST ROBINSON FINANCIAL CORPORATION
             ---------------------------------------------------
            (Exact name of registrant as specified in its charter)


            DELAWARE                                           36-4145294
--------------------------------                     ---------------------------
   (State or other jurisdiction                      (I.R.S. Employer ID Number)
of incorporation or organization)

 501 EAST MAIN STREET, ROBINSON, ILLINOIS       62454
-------------------------------------------------------
(Address of principal executive offices)      (Zip code)


Registrant's telephone number, including area code    (618) 544-8621
                                                      --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES         NO   X
                                 ----        -----

As of August 31, 1997, the Registrant had 859,625 shares of Common Stock, par value $0.01, issued and outstanding.

                     FIRST ROBINSON FINANCIAL CORPORATION

                             Index to Form 10-QSB


PART I.  FINANCIAL INFORMATION                                                              PAGE NO.

          Item 1.  Financial Statements

                     Consolidated Balance Sheets as of July 31, 1997
                       and October 31, 1996                                                    3

                     Consolidated Statements of Income for the Three-Month and
                       and Nine-Month Periods Ended July 31, 1997                              4

                     Consolidated Statements of Stockholders' Equity for the
                       Nine-Month Period Ended July 31, 1997                                   5

                     Consolidated Statements of Cash Flows for the Three-Month and
                       and Nine-Month Periods Ended July 31, 1997 and 1996                     6

                     Notes to Consolidated Financial Statements                                8

          Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations                          10


PART II OTHER INFORMATION

          Item 1.    Legal Proceedings                                                        14

          Item 2.    Changes in Securities                                                    14

          Item 3.    Defaults Upon Senior Securities                                          14

          Item 4.    Submission of Matters to a Vote of Security Holders                      14

          Item 5.    Other Information                                                        14

          Item 6.    Exhibits and Reports on Form 8-K                                         14


SIGNATURES                                                                                    18


                     FIRST ROBINSON FINANCIAL CORPORATION

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                              July 31        October 31
                                                                               1997             1996
                                                                             -------           -------
                                                                             Unaudited        Audited
                                                                             ---------        --------
                        ASSETS                                                         (1,000's)
                                                                             --------------------------
Cash and Cash Equivalents:
   Cash                                                                      $   348           $   385
   Interest bearing deposits                                                   3,002               868
                                                                             -------           -------
     Total Cash and Cash Equivalents                                           3,350             1,253

Securities available for sale, amortized cost of $3,668 and $4,090
  at July 31, 1997 and October 31, 1996, respectively                          3,710             4,133
Securities held to maturity, estimated market value of $503 and
  $589 at July 31, 1997 and October 31, 1996, respectively                       503               592
Loans receivable, net                                                         62,596            54,448
Accrued interest receivable                                                      624               514
Premises and equipment, net                                                    2,674             2,564
Foreclosed real estate                                                           302               278
Prepaid income taxes                                                               0                19
Other assets                                                                      96                68
                                                                             -------           -------
            Total Assets                                                     $73,855           $63,869
                                                                             =======           =======
    LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                     $60,387           $56,691
Advances from Federal Home Loan Bank                                               0             1,500
Advances from borrowers for taxes and insurance                                   37                35
Accrued interest payable                                                         320               353
Accrued income taxes                                                             213                 0
Deferred income taxes                                                             90                91
Other liabilities                                                                157               541
                                                                             -------           -------
    Total Liabilities                                                         61,204            59,211
                                                                             -------           -------
Commitments and Contingencies

Stockholders' Equity
   Common stock, $0.01 par value; authorized 2,000,000 shares
     859,625 shares issued and outstanding                                         9                 0
   Paid-in capital                                                             8,184                 0
   Retained earnings                                                           5,120             4,631
   Unrealized gain on securities held available for sale                          26                27
   Unearned employee stock ownership plan                                    (   688)
                                                                             -------           -------
     Total Stockholders' Equity                                               12,651             4,658
                                                                             -------           -------
     Total Liabilities and Stockholders' Equity                              $73,855           $63,869
                                                                             =======           =======

                     FIRST ROBINSON FINANCIAL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                      Three Months Ended                Nine Months Ended
                                                            July 31                           July 31
                                                   -----------------------           -----------------------
                                                     1997             1996            1997             1996
                                                   ------           ------           ------           ------
                                                                            (1,000's)
                                                   ---------------------------------------------------------
Interest income:
  Interest on loans                                $1,429           $1,148           $4,032           $3,217
  Interest on mortgage-backed securities               60               72              182              187
  Interest and dividends on securities                 66               29              144              114
                                                   ------           ------           ------           ------
    Total interest income                           1,555            1,249            4,358            3,518
                                                   ------           ------           ------           ------
Interest expense:
  Interest on deposits                                767              655            2,208            1,914
  Interest on Federal Home
   Loan Bank advances                                  35               19              124               28
                                                   ------           ------           ------           ------
    Total interest expense                            802              674            2,332            1,942
                                                   ------           ------           ------           ------
    Net interest income                               753              575            2,026            1,576

Provision for loan losses                              48               30               78               83
                                                   ------           ------           ------           ------
    Net interest income after
      provision for loan losses                       705              545            1,948            1,493
                                                   ------           ------           ------           ------
Non-interest income:
  Service charges                                      46               46              131              126
  Loan fees                                            24               44               99              115
  Gain on sale of loans                               113                0              113               45
  Other non-interest income                            17                3               39                8
                                                   ------           ------           ------           ------
    Total other income                                200               93              382              294
                                                   ------           ------           ------           ------
Non-interest expense:
  Compensation and employee benefits                  311              236              836              685
  Occupancy and equipment                              92               81              250              230
  Data processing                                      16               13               43               36
  Audit, legal and other professional                   7                7               20               20
  SAIF deposit insurance                               10               29               36               82
  Advertising                                          24               14               54               37
  Other                                                87               73              290              225
                                                   ------           ------           ------           ------
                                                      547              453            1,529            1,315
                                                   ------           ------           ------           ------
   Income before income taxes                         358              185              801              472

Provision for income taxes                            138               72              311              184
                                                   ------           ------           ------           ------
   Net Income                                      $  220           $  113           $  490           $  288
                                                   ------           ------           ------           ------
Earnings Per Share:                                $ 0.06           $  N/A           $ 0.06           $  N/A
                                                   ------           ------           ------           ------

                                       4

                     FIRST ROBINSON FINANCIAL CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                                                  Unrealized
                                                                                                     Gain
                                                                                    Unearned      (Loss) on
                                                                                    Employee      Securities
                                                                                      Stock        Available
                                         Common       Paid-in        Retained       Ownership        For
                                         Stock        Capital        Earnings         Plan         Sale, Net       Total
                                       -------        -------          -------       -------       -------        -------
                                                                              (1,000's)
                                       ----------------------------------------------------------------------------------
Balance at October 31, 1996,
  bank only                            $     0        $     0         $ 4,630       $     0        $    28        $ 4,658

Net income                                   0                            490             0              0            490

Change in unrealized gain on
  securities available for sale              0              0               0             0       (      2)      (      2)

Stock issued                                 9          8,184               0             0              0          8,193

ESOP shares acquired                         0              0               0       (   688)             0       (    688)
                                       -------        -------          -------       -------       -------        -------

Balance at July 31, 1997               $     9        $ 8,184         $ 5,120       ($  688)       $    26        $12,651
                                       =======        =======          =======       =======       =======        =======

                     FIRST ROBINSON FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                       Three Months Ended                 Nine Months Ended
                                                                             July 31                           July 31
                                                                -----------------------------      -----------------------------
                                                                      1997            1996             1997            1996
                                                                -------------    -------------     ------------    -------------
                                                                                              (1,000's)
                                                                ----------------------------------------------------------------
Operating activities:
   Net income                                                   $         220    $         113     $        490   $          288
   Adjustments to reconcile net income to net
    cash provided by operating activities
      Provision for depreciation                                           44               40              124              106
      Provision for loan losses                                            48               30               78               83
      Premiums and discounts on securities                                  2                6                9               13
      Decrease (increase) in accrued interest receivable       (          131)  (           49)   (         110)  (          124)
      Decrease (increase) in other assets                                 156   (           47)   (          28)  (           22)
      Increase (decrease) in accrued interest payable          (            7)              42    (          33)              76
      Increase (decrease) in income taxes                                 134               23              232               18
                                                                -------------    -------------     ------------    -------------

        Net cash provided by operating activities                         337                9              378              273
                                                                -------------    -------------     ------------    -------------

Investing activities:
   Proceeds from sales of available-for-sale securities                     0                0                0                0
   Proceeds from securities held to maturity
     and certificates of deposit                                           15               10               35              520
   Proceeds from matured securities available for sale                      0                0                0                0
   Purchase of securities available for sale                   (          123)               0    (         176)  (        2,258)
   Proceeds from sales and participation of loans                       1,100                0            2,153              713
   Repayment of mortgage-backed securities                                137              310              643              919
Increase in loans receivable                                   (        2,132)  (        4,619)   (      10,405)  (        9,746)
   Purchase of premises and equipment                          (          116)  (           55)   (         234)  (          167)
                                                                -------------    -------------     ------------    -------------

       Net cash used in investing activities                   (        1,119)  (        4,354)   (       7,984)  (       10,019)
                                                                -------------    -------------     ------------    -------------

                     FIRST ROBINSON FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                       Three Months Ended                 Nine Months Ended
                                                                            July 31                            July 31
                                                               -------------------------------    ------------------------------
                                                                      1997             1996              1997          1996
                                                               --------------    -------------     ------------    -------------
                                                                                             (1,000's)
                                                               -----------------------------------------------------------------
Financing activities:
   Net increase (decrease) in deposits                         ($       1,035)   $       1,801     $      3,696    $       6,989
   Net advances from Federal Home Loan Bank                    (        5,500)           1,000    (       1,500)           1,000
   Proceeds from stock conversion                                       8,193                0            8,193                0
ESOP shares purchased                                          (          688)               0    (         688)               0
   Increase (decrease) in advances from borrowers
     for taxes and insurance                                   (           24)  (           23)               2   (            5)
                                                                -------------    -------------     ------------    -------------

      Net cash provided by financing activities                           946            2,778            9,703            7,984
                                                                -------------    -------------     ------------    -------------

      Increase (decrease) in cash and cash equivalents                    164   (        1,567)           2,097   (        1,762)

Cash and cash equivalents at beginning of period                        3,186            2,579            1,253            2,774
                                                                -------------    -------------     ------------    -------------

Cash and cash equivalents at end of period                      $       3,350    $       1,012     $      3,350    $       1,012
                                                                =============    =============     ============    =============


Supplemental Disclosures:
  Additional Cash Flows Information:
    Cash paid for:
      Interest on deposits, advances and
       other borrowings                                         $         809    $         632     $      2,365    $       1,866
   Income taxes:
      Federal                                                   $      45,520    $      49,675     $    119,911    $     166,427
      State

  Schedule of Noncash investing activities:
    Unrealized gain on securities available for sale           ($           8)  ($           7)   ($          1)   $          20
    Deferred tax on unrealized gain on
      securities available for sale                             $           4    $           3     $          0   ($           8)
    Transfers to foreclosed real estate                         $           0    $          23     $         24    $          51


              FIRST ROBINSON FINANCIAL CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)   Basis of Presentation
      ---------------------

      The consolidated financial statements include the accounts of First Robinson Financial Corporation (the Company) and its wholly owned subsidiary, First Robinson Savings Bank, National Association (the
      Bank). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's prospectus dated May 14, 1997. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management of the Company the unaudited consolidated financial statements reflect all adjustments (consisting only of normal occurring accruals) necessary to present fairly the financial position of the Company at July 31, 1997, and the results of its operations and cash flows for the three months and nine months ended July 31, 1997 and 1996.

      Information for the year ended October 31, 1996 and prior periods is for the Bank only. Information for the nine months ended July 31, 1997 is for the Company and the Bank. Operating results for the nine months ended July 31, 1997 are not necessarily indicative of the results that may be expected for the year ending October 31, 1997.

(2)   Stock Conversion
      ----------------

      On June 27, 1997, First Robinson Savings and Loan, F.A. (the Bank) completed its conversion from a Federally-chartered mutual savings bank to a National Bank and was simultaneously acquired by First Robinson Financial Corporation (the Company), a Delaware corporation, which was formed to act as the holding company of the Bank. At the date of the conversion, the Company completed the sale of 859,625 shares of common stock, $.01 par value, to its Eligible Account Holders and Employee Stock Ownership Plan (ESOP), at $10.00 per share. Net proceeds from the above transactions, after deducting offering expenses, underwriting fees, and amounts retained to fund the ESOP, totaled $7,504,657.

(3)   Earnings Per Share
      ------------------

      Earnings per share of common stock has been calculated based on the shares outstanding less the shares owned by the ESOP. ESOP shares are considered outstanding when they have been allocated or committed to be released. With the conversion being completed on June 27, 1997, the earnings per shares amount contained in the consolidated income statement was calculated for the one month period ended July 31, 1997. The average shares outstanding used in this calculation was 790,855 for all periods. See Exhibit II for the earnings per share calculation.

                     FIRST ROBINSON FINANCIAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4)   Employee Stock Ownership Plan
      -----------------------------

      In connection with the conversion to the stock form of ownership, the Board of Directors established an employee stock ownership plan (ESOP) for the exclusive benefit of participating employees. Employees age 21 or older who have completed one year of service are eligible to participate. Upon the issuance of the common stock, the ESOP acquired 68,770 shares of $0.01 par value common stock at the subscription price of $10.00 per share. The Bank makes contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. The Bank accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. As shares are released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share calculations. Dividends on allocated shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt or accrued interest. ESOP compensation expense was $0 for the nine months ended July 31, 1997 and 1996, respectively.

      The ESOP shares at July 31, 1997 were as follows:

        Allocated shares                                              0
        Shares released for allocation                                0
        Unallocated shares                                       68,770
                                                          -------------

        Total ESOP shares                                        68,770
                                                          -------------
        Fair value of unallocated shares                  $   1,134,705
                                                          =============

                     FIRST ROBINSON FINANCIAL CORPORATION
                Management Discussion and Analysis of Financial
                      Condition and Results of Operations


General

        The principal business of First Robinson Financial Corporation (Company), through its operating subsidiary, First Robinson Savings Bank, National Association (Bank), consists of accepting deposits from the general public and investing these funds primarily in loans, mortgage-backed securities and other securities. The Bank's loans consist of primarily of loans secured by residential real estate located in its market area, consumer loans and commercial loans.

        The Bank's net income is dependent primarily on its net interest income, which is the difference between interest earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is a function of the Bank's "interest rate spread," which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. To a lesser extent, the Bank's net income also is affected by the level of general and administrative expenses and the level of other income, which primarily consists of service charges and other fees.

        The operations of the Bank are significantly affected by prevailing economic conditions, competition and the monetary, fiscal and regulatory policies of government agencies. Lending activities are influenced by the demand for and supply of housing, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of funds are influenced by prevailing market rates of interest, primarily on competing investments, account maturities and the levels of personal income and savings in the Bank's market area.

        Historically, the Bank's mission has been to originate loans on a profitable basis to the communities it serves. In seeking to accomplish its mission, the Board of Directors and management have adopted a business strategy designed (I) to maintain the Bank's capital level in excess of regulatory requirements; (ii) to maintain the Bank's asset quality; (iii) to maintain, and if possible, increase the Bank's earnings; and (iv) to manage the Bank's exposure to changes in interest rates.


Business Strategy

        First Robinson's business strategy is to continue to be a community-oriented, locally-owned financial institution offering financial services to residents and businesses of Crawford County, Illinois (the primary market area). The Board of Directors and management are strategically planning the Bank's future. New products and services are being discussed and reviewed for their effect on profitability and customer service. In the past quarter, the Bank opened a new drive-up facility in Oblong and two new drive-up ATM's, one in Robinson and one in Oblong. The Board of Directors intends to maintain a strong presence in the one-to-four family real estate market and plans are to institute new programs to increase the Bank's market share.

The Board of Directors approved changing the Bank's fiscal year from October 31 to March 31, effective March 31, 1998.

                     FIRST ROBINSON FINANCIAL CORPORATION
                Management Discussion and Analysis of Financial
                      Condition and Results of Operations


Financial Condition

Comparison at July 31, 1997 and October 31, 1996

        The Company's total assets increased by approximately $10.0 million or 15.6%, to $73.9 million at July 31, 1997 from $63.9 million at October 31, 1996. This increase in total assets was primarily the result of a $2.1 million increase in cash and cash equivalents and a $8.1 million increase in loans receivable, net. This increase was primarily due to competitive rates and terms, the conversion to stock form of ownership and to a national bank charter, growing customer desire to do business with a locally-owned institution, and attracting new customer relationships. These increases were funded by an increase in deposits of approximately $3.7 million and the net proceeds from the sale of stock.

        Liabilities increased approximately $2.0 million or 3.4% to $61.2 million at July 31, 1997 from $59.2 million at October 31, 1996. This increase in liabilities was primarily the result of a $3.7 million or 6.5% increase in deposits to $60.4 million at July 31, 1997 from $56.7 million at October 31, 1996 and an increase of $213,000 in accrued income taxes which was partially offset by decrease in FIILB advances to none at July 31, 1997 from $1.5 million at October 31, 1996 and a decrease in accrued expense of $384,000. Deposits have increased due to the Bank's focus on providing competitive pricing and service in its market area. FHLB advances in the amount of $3.8 million were paid off from the proceeds of the stock conversion.

        Stockholders' equity increased $8.0 million to $12.7 million as of July 31, 1997 from $4.7 million as of October 31, 1996. This increase was primarily from the net proceeds from the sale of the Company's stock.

Regulatory Capital

        At July 31, 1997, the Bank exceeded all regulatory capital requirements, with tangible capital of $9.3 million (12.5% of adjusted total assets), core capital of $9.3 million (12.5% of adjusted total assets) and risk-based capital of $9.7 million (17.9% of risk-weighted assets).

Results of Operation Net Income

        The Company reported net income of $220,000 and $490,000 during the three and nine months ended July 31, 1997, respectively, as compared to $113,000 and $288,000 during the three and nine months ended July 31, 1996. The $107,000 or 94.7% increase in net income during the three months ended July 31, 1997, as compared to the same period in the prior year, was primarily attributable to an increase of $160,000 or 29.4% in net interest income after provision for loan losses and an increase of $107,000 or 115.1% in non-interest income offset by an increase of $94,000 or 20.8% in non-interest expense and an increase of $66,000 or 91.7% in provision for income tax. The Company reported a $202,000 or 70.1% increase in net income during the nine months ended July 31, 1997, as compared to the same period in the prior year. This increase was primarily attributable to an increase of $455,000 or 30.5% in net interest income after provision for loan losses and an increase of $88,000 or 29.9% in non-interest income offset by an increase in non-interest expense of $214,000 or 16.3% and an increase of $127,000 or 69.0% in provision for income tax.

                     FIRST ROBINSON FINANCIAL CORPORATION
                Management Discussion and Analysis of Financial
                      Condition and Results of Operations


Net Interest Income

        Net interest income increased by $178,000 or 31.0% during the three months ended July 31, 1997, as compared to the same period in the prior year. Interest rate spread for the three months ended July 31, 1997 was 4.04% compared to 3.84% for the same period in 1996. The increase was caused by an increase $306,000 or 24.5% in total interest income, which was partially offset by an increase of $128,000 or 19.0% in total interest expense. Net interest income increased by $450,000 or 28.5% during the nine months ended July 31, 1997, as compared to the same period in the prior year. Interest rate spread for the nine months ended July 31, 1997 was 3.92% compared to 3.67% for the same period in 1996. The increase in total net interest income during such period was attributable to an increase of $840,000 or 23.9% in total interest income which was offset by an increase of $390,000 or 20.1% in total interest expense.

Non-Interest Income

        Total non-interest income increased by $107,000 or 115.1% during the three months ended July 31, 1997, as compared to the same period in the prior year. This increase was due primarily from a $113,000 gain on the sale of a government guaranteed loan. Total non-interest income increased by $88,000 or 29.9% during the nine months ended July 31, 1997, as compared to the same period in the prior year. This increase was primarily due to the gain on the sale of a government guaranteed loan offset by expenses on other real estate owned.

Non-Interest Expense

        Total non-interest expense increased by $94,000 or 20.8% during the three months ended July 31, 1997, as compared to the same period in the prior year. This increase was due primarily from additional compensation and employee benefits and office occupancy and equipment expense. Total non-interest expense increased by $214,000 or 16.3% during the nine months ended July 31, 1997, as compared to the same period in the prior year. This increase was primarily due to additional compensation and employee benefits and office occupancy expense and equipment expense.

Provision for Loan Losses

        During the three and nine months ended July 31, 1997, the Bank recorded provision for loan losses of $48,000 and $78,000, respectively, as compared to $30,000 and $83,000 for the same respective periods of the prior year. The Bank recorded such provisions to adjust the Bank's allowance for loan losses to a level deemed appropriate based on an assessment of the volume and lending presently being conducted by the Bank, industry standards, past due loans, economic conditions in the Bank's market area generally and other factors related to the collectibility of the Bank's loan portfolio. The Bank's non-performing assets as a percentage of total assets was .63% at July 31, 1997, as compared to .60% at April 30, 1997 and .61% at October 31, 1996.

                     FIRST ROBINSON FINANCIAL CORPORATION
                Management Discussion and Analysis of Financial
                      Condition and Results of Operations

Provision for Income Taxes

        The Bank recognized provision for income taxes of $138,000 and $311,000 for the three and nine months ended July 31, 1997, respectively, as compared to $72,000 and $184,000 for the same period in the prior year. The effective tax rate during the three and nine months ended July 31, 1997 was 38.5% and 38.8% (federal and state), respectively, as compared to 38.9% and 39.0% during the same respective periods in the prior year.

Liquidity and Capital Resources

        The Company's principal sources of funds are deposits and principal and interest payments collected on loans, investments and related securities. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition. Additionally, the Company may borrow funds from the FHLB of Chicago or utilize other borrowings of funds based on need, comparative costs and availability at the time.

        At July 31, 1997, the Company had no advances from the FHLB of Chicago outstanding down from $3.8 million at April 30, 1997. The Company uses its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. The Company anticipates that it will have sufficient funds available to meet current loan commitments. At July 31, 1997, the Company had outstanding commitments to extend credit which amounted to $3.3 million (including $1.4 million, in available revolving commercial lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

        Liquidity management is both a daily and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-bearing investments and (iv) the objectives of its asset/liability management program. Excess liquidity generally is invested in interest-earning overnight deposits and other short-term government and agency obligations.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

        None.

Item 2. Changes in Securities
        ---------------------

        None.

Item 3. Defaults Upon Senior Securities
        -------------------------------

        None.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        Not applicable.

Item 5. Other Information
        -----------------

Item 6. Exhibits and Reports on Form  8-K
        ----------------------------------

        Exhibits:    I.  Statement Regarding Computation of Earnings

                   II.  Financial Data Schedule

        Reports on Form 8-K:

        None

                                   EXHIBIT I

             Statement Regarding Computation of Earnings per Share


                                                                                                            One Month
                                                                                                              Ended
                                                                                                             7-31-97
                                                                                                         --------------
     Net Earnings (in thousands)                                                                         $           50
                                                                                                         ==============

     Primary earnings per share:
        Weighted average shares outstanding                                                              $      859,625
        Less unearned employee stock ownership plan shares                                              (        68,770)

        Average option shares granted                                                                                 0

        Less assumed purchase of shares using treasury method
                                                                                                         --------------
     Common and common equivalent shares outstanding                                                     $      790,855
                                                                                                         ==============

     Earnings per common share - primary                                                                 $         0.06
                                                                                                         ==============
     Fully - diluted earnings per share:
        Weighted average shares outstanding                                                              $      859,625
        Less unearned employee stock ownership plan shares                                              (        68,770)

        Average option shares granted                                                                                 0

        Less assumed purchase of shares using treasury method                                                         0
                                                                                                         --------------

     Common and common equivalent shares outstanding                                                     $      790,855
                                                                                                         ==============

     Earnings per common share - fully diluted                                                           $         0.06
                                                                                                         ==============


     The conversion to stock form was on June 27, 1997. For the period June 28 to June 30, 1997 was considered immaterial and the earnings per share computation is based on one month of operations (July, 1997).