Form 10QSB/A
period 1997-03-31
FIRST ROBINSON FINANCIAL CORP
filed 1997-10-16
CIK 1035991

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
                                       =======        =======          =======       =======       =======        =======

                     FIRST ROBINSON FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                       Three Months Ended                 Nine Months Ended
                                                                             July 31                           July 31
                                                                -----------------------------      -----------------------------
                                                                      1997            1996             1997            1996
                                                                -------------    -------------     ------------    -------------
                                                                                              (1,000's)
                                                                ----------------------------------------------------------------
Operating activities:
   Net income                                                   $         220    $         113     $        490   $          288
   Adjustments to reconcile net income to net
    cash provided by operating activities
      Provision for depreciation                                           44               40              124              106
      Provision for loan losses                                            48               30               78               83
      Premiums and discounts on securities                                  2                6                9               13
      Decrease (increase) in accrued interest receivable       (          131)  (           49)   (         110)  (          124)
      Decrease (increase) in other assets                                 156   (           47)   (          28)  (           22)
      Increase (decrease) in accrued interest payable          (            7)              42    (          33)              76
      Increase (decrease) in accrued expenses                  (          129)  (          149)   (         384)  (          165)
      Increase (decrease) in income taxes                                 134               23              232               18
                                                                -------------    -------------     ------------    -------------

        Net cash provided by operating activities                         337                9              378              273
                                                                -------------    -------------     ------------    -------------

Investing activities:
   Proceeds from sales of available-for-sale securities                     0                0                0                0
   Proceeds from securities held to maturity
     and certificates of deposit                                           15               10               35              520
   Proceeds from matured securities available for sale                      0                0                0                0
   Purchase of securities available for sale                   (          123)               0    (         176)  (        2,258)
   Proceeds from sales and participation of loans                       1,100                0            2,153              713
   Repayment of mortgage-backed securities                                137              310              643              919
Increase in loans receivable                                   (        2,132)  (        4,619)   (      10,405)  (        9,746)
   Purchase of premises and equipment                          (          116)  (           55)   (         234)  (          167)
                                                                -------------    -------------     ------------    -------------

       Net cash used in investing activities                   (        1,119)  (        4,354)   (       7,984)  (       10,019)
                                                                -------------    -------------     ------------    -------------

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