Form 10-K
period 1997-10-31
FIRST ROBINSON FINANCIAL CORP
filed 1998-01-29
CIK 1035991

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
           For the fiscal year ended October 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from _____ to _____
         Commission file number 0-29276


                      FIRST ROBINSON FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                         Delaware                                                    36-4145294
-------------------------------------------------------------           ----------------------------------
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)



501 East Main Street, Robinson, Illinois                                 62454
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code:  (618) 544-8621
                                                     --------------
           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None
                                      ----
           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ].

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         State the issuer's revenues for its most recent fiscal year:
$5,915,000.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and ask price of such stock as of October 31, 1997, was approximately $10.7 million.

         As of October 31, 1997, there were 859,625 shares issued and outstanding of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
         Parts II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended October 31, 1997.

         Part III of Form 10-KSB - Portions of Proxy Statement for 1997 Annual Meeting of Stockholders.

                           Forward-Looking Statements

         When used in this Annual Report on Form 10-KSB or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors--including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors--could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

         The Company does not undertake--and specifically disclaims any obligation--to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.


                                     PART I

Item 1.  Description of Business


General

         The Company. First Robinson Financial Corporation (the "Company") was incorporated under the laws of the State of Delaware in March 1997, at the direction of the Board of Directors of First Robinson Savings and Loan Association (the "Association"), the predecessor institution to First Robinson Savings Bank, National Association (the "Bank") for the purpose of serving as a holding company of the Bank. The Company has no significant assets other than the outstanding capital stock of the Bank. Unless otherwise indicated, all activities discussed below are of the Bank.

         The Bank. The Bank is a community-oriented financial institution. The Bank seeks to serve the financial needs of the residents and businesses in its market area. The principal business of the Bank has historically consisted of attracting retail deposits from the general public and investing those funds in primarily one-to four-family residential real estate loans and, to a lesser extent, consumer loans, commercial real estate loans and commercial business loans. At October 31, 1997, substantially all of the Bank's real estate mortgage loans, were secured by properties located in the Bank's market area. The Bank also invests in investment and equity securities and mortgage-backed securities, and other permissible investments.

         The Bank currently offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits include passbook savings, NOW accounts, certificate accounts, IRA accounts and non-interest bearing accounts. The Bank generally solicits deposits in its primary market area. The Bank does not accept any brokered deposits.

         The Bank's revenues are derived principally from interest income, including primarily interest on loans, deposits in other banks and mortgage-backed securities and other investments.

Market Area

         The Bank primarily serves Crawford County, Illinois. The Bank currently has three offices located in Robinson, Palestine and Oblong, Illinois.

         Robinson, Palestine and Oblong, Illinois are located in Crawford County, Illinois, approximately 150 miles east of St. Louis, Missouri and 35 miles northwest of Vincennes, Indiana. The major employers in the Bank's primary market area include: Marathon Oil Company, Hershey Chocolate, USA, Briggs Industries, Robinson Correctional Facility, Dana Corporation, Fair Rite Products, Crawford Memorial Hospital and E.H. Baare Corporation.

         The Bank, and therefore the Company, is dependent upon the economy of its market share for continued success, since the vast majority of its loans are located in the Bank's market area. See Note L of Notes To Consolidated Financial Statements.

Lending Activities

         General. The Bank's loan portfolio consists primarily of conventional, first mortgage loans secured by one- to four-family residences and, to a lesser extent, consumer loans, commercial real estate loans, commercial business loans and multi-family real estate and construction loans. At October 31, 1997, the Bank's gross loans outstanding totaled $64.7 million, of which $29.9 million or 46.2% were one-to four-family residential mortgage loans. Of the one- to four-family mortgage loans outstanding at that date, 6.4% were fixed-rate loans, and 93.6% were adjustable-rate loans. At that same date, consumer loans totaled $12.5 million or 19.4% of the Bank's total loan portfolio, all of which were fixed-rate loans. Also at that date, the Bank's commercial real estate loans totaled $12.4 million or 19.2% of the Bank's total loan portfolio of which 90.3% were adjustable-rate loans. At October 31, 1997, commercial business loans totaled $9.1 million or 14.1% of the Bank's total loan portfolio, of which 43.6% were fixed-rate loans and 56.4% were adjustable-rate loans. At that same date, multi-family real estate and construction loans totaled $702,000 or 1.1% of the Bank's total loan portfolio. See Notes A and C To Consolidated Financial Statements.

         The Bank also invests in mortgage-backed securities, Government securities, obligations of states or political subdivisions and other debt securities. At October 31, 1997, mortgage-backed securities totaled $3.2 million or 66.7% of the Bank's total investment and mortgage-backed securities portfolio, government securities and obligations of states and political subdivisions and other debt securities totaled $1.6 million, or 33.3% of the Bank's total investment and mortgage-backed securities portfolio.

         The Bank's loans-to-one borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of National Banks." At October 31, 1997, the maximum amount which the Bank could have lent under this limit to any one borrower and the borrower's related entities was approximately $1.4 million. At October 31, 1997, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. The Bank's five largest lending relationships at October 31, 1997 were as follows: (i) $3.8 million in loans to a heavy equipment contractor, of which $2.9 million was participated to other lenders, secured by real estate, equipment, inventory and accounts receivable as well as certificates of deposit and personal guarantees; (ii) a $1.7 million loan to a grain elevator operator, of which $600,000 was participated to other lenders, secured by real estate, equipment and inventory, personal guarantees and warehouse receipts; (iii) a $1.0 million loan to a custom sludge application contractor, secured by real estate, equipment, inventory, accounts receivable as well as personal guarantees; (iv) a $800,000 line of credit to a heavy equipment operator secured by equipment, stock, personal guarantees and certificates of deposit; and (v) a $728,000 loan to a pest control company, secured by real estate. At October 31, 1997, all of these loans totaling $4.5 million in the aggregate were performing in accordance with their terms.

         Loan Portfolio Composition. The following information concerning the composition of the Bank's rates loan portfolios in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.



                                                                                                  October 31,
                                          -------------------------------------------------------------------------------------
                                                1997                  1996                   1995                  1994
                                          ----------------      ----------------      -----------------      ----------------
                                          Amount   Percent      Amount   Percent      Amount    Percent      Amount   Percent
                                          ------   -------      ------   -------      ------    -------      ------   -------
Real Estate Loans:
 One- to four-family..................... $29,894   46.22%      $27,784   50.61%      $23,448    51.80%      $21,058   61.04%
 Multi-family............................     124     .19           141     .26           174      .38           190     .55
 Commercial..............................  12,420   19.20         9,594   17.47         5,560    12.29         3,961   11.48
 Construction or development.............     578     .89            76     .14           514     1.14           140     .41
                                          -------  ------       -------  ------       -------   ------       -------  ------
     Total real estate loans.............  43,016   66.50        37,595   68.48        29,696    65.61        25,349   73.48
                                          -------  ------       -------  ------       -------   ------       -------  ------
Other Loans:
 Consumer Loans:
  Deposit account........................     657    1.01           571    1.04         1,069     2.36           442    1.28
  Automobile.............................   9,480   14.66         8,764   15.96         7,273    16.07         5,133   14.88
  Other..................................   2,392    3.70         2,717    4.95         2,591     5.73         1,412    4.09
                                          -------  ------       -------  ------       -------   ------       -------  ------
     Total consumer loans................  12,529   19.37        12,052   21.95        10,933    24.16         6,987   20.25
                                          -------  ------       -------  ------       -------   ------       -------  ------
 Commercial business loans...............   9,140   14.13         5,257    9.57         4,628    10.23         2,164    6.27
                                          -------  ------       -------  ------       -------   ------       -------  ------
     Total other.........................  21,669   33.50        17,309   31.52        15,561    34.39         9,151   26.52
                                          -------  ------       -------  ------       -------   ------       -------  ------
     Total loans.........................  64,685  100.00%       54,904  100.00%       45,257   100.00%       34,500  100.00%
                                          -------  ======       -------  ======       -------   ======       -------  ======
Less:
 Loans in process........................    (243)                  (43)                 (148)                  (119)
 Unearned discounts......................      --                    --                    --                     --
 Allowance for losses....................    (482)                 (413)                 (255)                  (288)
                                          -------               -------               -------                -------
 Total loans receivable, net.............  63,960               $54,448               $44,854                $34,093
                                          =======               =======               =======                =======



                                             October 31,
                                          ----------------
                                                1993
                                          ----------------
                                          Amount   Percent
                                          ------   -------
Real Estate Loans:
 One- to four-family..................... $19,225   61.26%
 Multi-family............................     169     .54
 Commercial..............................   3,261   10.39
 Construction or development.............     409    1.30
                                          -------  ------
     Total real estate loans.............  23,064   73.49
                                          -------  ------
Other Loans:
 Consumer Loans:
  Deposit account........................     510    1.62
  Automobile.............................   4,228   13.47
  Other..................................   1,256    4.00
                                          -------  ------
     Total consumer loans................   5,994   19.09
                                          -------  ------
 Commercial business loans...............   2,329    7.42
                                          -------  ------
     Total other.........................   8,323   26.51
                                          -------  ------
     Total loans.........................  31,387  100.00%
                                          -------  ======
Less:
 Loans in process........................    (135)
 Unearned discounts......................      --
 Allowance for losses....................    (367)
                                          -------
 Total loans receivable, net............. $30,885
                                          =======

                                       5

         The following schedule illustrates the interest rate sensitivity of the Bank's loan portfolio at October 31, 1997. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.



                                                Real Estate
                             --------------------------------------------
                               One- to Four-Family       Multi-family and                                      Commercial
                                and Construction             Commercial                  Consumer               Business
                             ---------------------      ------------------         ------------------      ------------------
                                       Weighted                   Weighted                   Weighted                Weighted
                                        Average                    Average                    Average                 Average
                              Amount     Rate            Amount     Rate            Amount     Rate         Amount     Rate
                             --------   ------          --------  --------         --------   -------      --------   -------
                                                                                (Dollars in Thousands)
   Due During
  Years Ending
  October 31,
  ------------
1998(1)................       $12,394    8.88%           $ 8,423    9.35%        $ 2,195      10.41%        $6,821      9.13%
1999 and 2000..........        11,304    8.89              2,813    8.65           4,590      10.81            988      8.89
2001 and 2002..........         1,123    8.73                779    7.54           5,532      10.06            751      9.48
After 2002.............         5,651    7.88                529    7.93             212       9.48            580      8.69
                              -------    ----            -------    ----         -------      -----         ------      ----
Total..................       $30,472    8.69%           $12,544    9.02%        $12,529      10.39%        $9,140      9.10%
                              =======    ====            =======    ====         =======      =====         ======      ====








                                  Total
                            ------------------
                                      Weighted
                                       Average
                             Amount     Rate
                            --------   -------

   Due During
  Years Ending
  October 31,
  ------------
1998(1)................      $29,833     9.18%
1999 and 2000..........       19,695     9.30
2001 and 2002..........        8,185     9.58
After 2002.............        6,972     8.00
                             -------     ----
Total..................      $64,685     9.14%
                             =======     ====

(1) Includes demand loans, loans having no stated maturity and overdraft loans.


         The total amount of loans due after October 31, 1998 which have predetermined interest rates is $14.3 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $20.6 million.

         Underwriting Standards. All of the Bank's lending is subject to its written underwriting standards and loan origination procedures. Decisions on loan applications are made on the basis of detailed applications and, if applicable, property valuations. Properties securing real estate loans made by the Bank are generally appraised by Board-approved independent appraisers. In the loan approval process, the Bank assesses the borrower's ability to repay the loan, the adequacy of the proposed security, the employment stability of the borrower and the credit-worthiness of the borrower.

         The Bank requires evidence of marketable title and lien position or appropriate title insurance on all loans secured by real property. The Bank also requires fire and extended coverage casualty insurance in amounts at least equal to the lesser of the principal amount of the loan or the value of improvements on the property, depending on the type of loan. As required by federal regulations, the Bank also requires flood insurance to protect the property securing its interest if such property is located in a designated flood area.

         Management reserves the right to change the amount or type of lending in which it engages to adjust to market or other factors.

         One- to Four-Family Residential Mortgage Lending. Residential loan originations are generated by the Bank's marketing efforts, its present customers, walk-in customers, referrals from real estate brokers. Historically, the Bank has focused its lending efforts primarily on the origination of loans secured by one- to four-family residential mortgages in its market area. At October 31, 1997, the Bank's one- to four-family residential mortgage loans totaled $29.9 million, or 46.2%, of the Bank's gross loan portfolio of which $67,000 was non-performing at that date.

         The Bank generally offers only adjustable rate mortgage loans, but has in the past also offered fixed-rate mortgage loans. For the year ended October 31, 1997, the Bank originated $19.9 million of real estate loans, of which $12.6 million were secured by one- to four-family residential real estate, and $7.3 million was secured by commercial real estate. Substantially all of the Bank's one- to four-family residential mortgage originations are secured by properties located in its market area.

         The Bank offers adjustable-rate mortgage loans at rates and on terms determined in accordance with market and competitive factors. The Bank currently originates adjustable-rate mortgage loans with a term of up to 25 years. The Bank currently offers one-year and three-year adjustable-rate mortgage loans with a stated interest rate margin generally over the one-year Treasury Bill Index, which adjusts at one and three year terms, respectively. Increases or decreases in the interest rate of the Bank's adjustable-rate loans is generally limited to 100 basis points at any adjustment date for a one-year adjustable rate loan, 200 basis points for a three-year adjustable rate loan, and 600 basis points over the life of the loan. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as are the Bank's liabilities. The Bank qualifies borrowers for adjustable-rate loans based on the initial interest rate of the loan. As a result, the risk of default on these loans may increase as interest rates increase. See "Asset Quality - Non-Performing Assets." At October 31, 1997, the total balance of one-to four-family adjustable-rate loans was $28 million or 43.3% of the Bank's gross loan portfolio. See "- Originations, Purchases and Sales of Loans."

         The Bank also offers fixed-rate mortgage loans but with only short-term maturities of up to 5 years. At October 31, 1997, the total balance of one- to four-family fixed-rate loans was $1.9 million or 2.9% of the Bank's gross loan portfolio. See "- Originations, Purchases and Sales of Loans."

         Currently, the Bank will generally lend up to 80% of the lesser of the sales price or appraised value of the security property on owner occupied one- to four-family loans. Residential loans do not include prepayment penalties, are non-assumable (other than government-insured or guaranteed loans), and do not produce negative amortization. Real estate loans originated by the Bank contain a "due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property. The Bank does not utilize private mortgage insurance.

         The loans currently originated by the Bank are not typically underwritten and documented pursuant to the guidelines of the FHLMC. Under current policy, the Bank originates these loans for portfolio. See "- Originations, Purchases and Sales of Loans and Mortgage-Backed Securities."

         Consumer Lending. The Bank offers secured and unsecured consumer loans. Secured loans may be collateralized by a variety of asset types, including automobiles, mobile homes and deposits. The Bank currently originates substantially all of its consumer loans in its primary market area. At October 31, 1997, the Bank's consumer loan portfolio totaled $12.5 million, or 19.4% of its gross loan portfolio, substantially all of which were fixed rate loans. Under federal law, the Bank's consumer loan portfolio, when aggregated with investments in investment grade corporate debt, cannot exceed 35% of assets. A national bank has no consumer loan portfolio limitations.

         A significant component of the Bank's consumer loan portfolio consists of new and used automobile loans. These loans generally have terms that do not exceed five years. Generally, loans on vehicles are made in amounts up to 80% of the sales price. At October 31, 1997, the Bank's automobile loans totaled $9.5 million or 14.7% of the Bank's gross loan portfolio. Of this amount approximately $8.5 million or 89.5% and $1.0 million or 10.5% were originated on a direct and indirect basis, respectively.

         Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The underwriting standards employed by the Bank for consumer loans include an application, a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

         Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At October 31, 1997, $16,000 of the Bank's consumer loans were non-performing. There can be no assurances that additional delinquencies will not occur in the future.

         Commercial Real Estate Lending. The Bank also originates commercial real estate loans. At October 31, 1997 approximately $12.4 million, or 19.2% of the Bank's gross loan portfolio, was comprised of commercial real estate loans of which $241,000 were non-performing at that date. Of this amount, approximately $1.2 million or 9.7% of these loans were fixed-rate commercial real estate loans and approximately $11.2 million or 90.3% were adjustable rate loans. The largest commercial real estate loan was for $728,000 secured by real estate.

         The Bank will generally lend up to 80% of the value of the collateral securing the loan with a maturity of up to five-years for fixed rate loans and varying maturities up to 20 years for adjustable rate loans generally with repricing of one year or less. In underwriting these loans, the Bank currently analyzes the financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the property securing the loan. The Bank requires personal guaranties of corporate borrowers. Appraisals on properties securing commercial real estate loans originated by the Bank are performed by independent appraisers. The Bank also offers small business loans, which are generally guaranteed up to 90% by various governmental agencies. The Bank has typically sold the guaranteed portion of such loans and retained the uninsured portion as well as the servicing.

         Commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower's ability to repay the loan may be impaired.

         Commercial Business Lending. The Bank also originates commercial business loans. At October 31, 1997 approximately $9.1 million, or 14.1% of the Bank's gross loan portfolio, was comprised of commercial business loans of which $20,000 were non-performing at that date. Of this amount, approximately $4 million or 43.6% were fixed rate loans and approximately $5.1 million or 56.4% were adjustable rate loans. The largest commercial business loans are loans of $3.8 million to a heavy equipment contractor, of which $2.9 million was participated to other lenders. At October 31, 1997, this borrower had approximately $900,000 outstanding to the Bank.

         Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). The Bank's commercial business loans are usually, but not always, secured by business assets and generally by personal assets as well. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. A small portion of the Bank's commercial business loans are unsecured.

         The Bank's commercial business lending policy includes credit file documentation and analysis of the borrower's character, capacity to repay the loan, the adequacy of the borrower's capital and collateral as well as an evaluation of conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of the Bank's current credit analysis. Nonetheless, such loans, are believed to carry higher credit risk than more traditional investments.

         Construction Lending. The Bank had $578,000 in construction loans for one- to four-family residences or .89% of the total loan portfolio at October 31, 1997. No construction loans for commercial property existed as of October 31, 1997.

         The Bank offers construction loans to individuals for the construction of one- to four-family residences or commercial buildings. Such loans are offered with fixed and adjustable rates of interest. Following the construction period, these loans may become permanent loans.

         Construction lending is generally considered to involve a higher level of credit risk since the risk of loss on construction loans is dependent largely upon the accuracy of the initial estimate of the individual property's value upon completion of the project and the estimated cost (including interest) of the project. If the cost estimate proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project.

         Multi-Family Lending. The Bank offers one- to three-year adjustable-rate multi-family loans for terms of up to 20 years. The Bank will generally lend up to 80% of the value of the collateral securing the loan. At October 31, 1997, the Bank had $124,000 of multi-family real estate loans or
 .19% of the Bank's gross loan portfolio was comprised of such loans of which none were non-performing at that date.

         Multi-family lending is generally considered to involve a higher level of credit risk than one- to four-family residential lending. This greater risk in multi-family lending is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower's ability to repay the loan may be impaired.

Originations, Purchases and Sales of Loans

         Loan originations are developed from continuing business with depositors and borrowers, soliciting realtors, builders, walk-in customers.

         While the Bank currently originates adjustable-rate and fixed-rate loans, its ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For the year ended October 31, 1997, the Bank originated $20.4 million in fixed-rate loans and $20.5 million in adjustable-rate loans.

         The Bank sold through participations with other lenders, $360,000 in commercial business loans and $1.7 million in commercial real estate loans for the year ended October 31, 1997. Sales of these loans generally are beneficial to the Bank since these sales may produce future servicing income, provide funds for additional lending and other investments and increase liquidity. The Bank does not sell loans pursuant to forward sales commitments and, therefore, an increase in interest rates after loan origination and prior to sale may adversely affect the Bank's income at the time of sale.

         During the year ended October 31, 1997, the Bank purchased $617,000 in loans from other lenders, $100,000 of which was originated by the other lenders, $517,000 of which, were originated by the Bank, participated to other lenders, and then repurchased by the Bank.

         The following table shows the loan origination, purchase, sale and repayment activities of the Bank for the periods indicated.




                                                        Year Ended October 31,
                                              ---------------------------------
                                                1997       1996          1995

Originations by type:
  Real estate:
     One to four family...................     12,592      $11,883      $ 8,069
     Multi-family.........................        ---          ---          ---
     Commercial...........................      7,265        4,703        5,915
                                              -------      -------      -------

Other:
     Consumer.............................     11,760       12,391       11,885
     Commercial business..................      9,291        7,717        5,889
                                              -------      -------      -------
        Total loans originated............     40,908       36,694       31,758
                                              -------      -------      -------

Purchases:
Real Estate:
     Commercial...........................        119          ---          ---

Other:
     Commercial business..................        498          ---          ---
                                               ------      -------      -------
       Total loan purchases...............        617          ---          ---
                                              -------      -------      -------

Mortgage-backed securities................        ---        2,174          ---
                                              -------      -------      -------
     Total purchases......................        ---        2,174          ---
                                              -------      -------      -------

Sales and Repayments:
Real estate:
     Commercial...........................      1,727          990        3,081

Other:
Commercial business.......................        360          754          ---
                                              -------      -------      -------
     Total sales..........................      2,087        1,744        3,081
                                                           -------      -------

Principal reductions
     Loans................................     29,315       23,917       16,443
                                                                        -------
     Mortgaged-backed securities..........        854        1,136          346
                                              -------      -------      -------
      Total Reductions....................     30,169       26,797       19,870
                                              -------      -------      -------
Decreases in other items, net                   (342)      (1,386)      (1,477)
                                              -------      -------      -------
Net Increase..............................    $ 8,927      $10,685      $10,411
                                              =======      =======      =======

Asset Quality

         Delinquencies. When a borrower fails to make a required payment on a loan, the Bank attempts to cause the delinquency to be cured by contacting the borrower. In the case of loans secured by real estate, reminder notices are sent to borrowers. If payment is late, appropriate late charges are assessed and a notice of late charges is sent to the borrower. If the loan is in excess of 60 days delinquent, the loan will generally be referred to the Bank's legal counsel for collection.

         When a loan becomes more than 90 days delinquent or is otherwise impaired, the Bank will generally place the loan on non-accrual status and previously accrued interest income on the loan is charged against current income.

         Delinquent consumer loans are handled in a similar manner as to those described above; however, shorter time frames for each step apply due to the type of collateral generally associated with such types of loans. The Bank's procedures for repossession and sale of consumer collateral are subject to various requirements under applicable consumer protection laws.

         The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at October 31, 1997.



                                                               Loans Delinquent For:
                           ------------------------------------------------------------------------------------
                                   60-89 Days(1)           90 Days and Over(1)                  Nonaccrual
                           -------------------------    ------------------------      -------------------------
                                            Percent                      Percent                       Percent
                                            of Loan                      of Loan                       of Loan
                           Number   Amount  Category    Number   Amount Category      Number   Amount Category
                           ------   ------  --------    ------   ------ --------      ------   ------ ---------
                                                                               (Dollars in Thousands)
Real Estate:
  One- to four-family...      3      $47      .16         ---     $---     ---%        2        $ 67      .22%
  Commercial real estate      1       10      .08         ---      ---     ---         2         231     1.86
Consumer................      4        4      .03         ---      ---     ---         2          16      .13
Commercial business.....      2       12      .13         ---      ---     ---         2          20      .22
                             --      ---      ---         ---      ---     ---         -        ----

     Total..............     10      $73      .11%        ---     $---     ---%        8        $334      .52%
                             ==      ===      ===        ====     ====     ====        =        ====      ===







                            Total Delinquent Loans
                           ------------------------
                                            Percent
                                            of Loan
                           Number   Amount Category
                           ------   ------ --------

Real Estate:
  One- to four-family...     5       $114     .38%
  Commercial real estate     3        241    1.94
Consumer................     6         20     .16
Commercial business.....     4         32     .35
                            --       ----    ----

     Total..............    18       $407     .63%
                            ==       ====    ====

-------------
(1) Loans are still accruing.

         Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. Foreclosed assets include assets acquired in settlement of loans.



                                                         October 31,
                                          --------------------------------------

                                            1997    1996     1995    1994   1993
                                            ----    ----     ----    ----   ----
                                                   (Dollars in Thousands)

Non-accruing loans:
  One- to four-family....................  $  67    $ 44     $---    $---   $---
  Commercial real estate.................    231     ---      ---     ---    ---
  Consumer...............................     16      24      ---     ---    ---
  Commercial business....................     20     ---      ---     ---    ---
                                            ----    ----     ----    ----   ----
     Total...............................    334      68      ---     ---    ---
                                            ----    ----     ----    ----   ----

Accruing loans delinquent more
 than 90 days:
  One- to four-family....................    ---      15       10     ---    ---
  Commercial real estate.................    ---      21      ---     ---    ---
  Consumer...............................    ---     ---        2       5      1
  Commercial business....................    ---     ---      ---       8    ---
                                            ----    ----     ----    ----   ----
     Total...............................    ---      36       12      13      1
                                            ----    ----      ---    ----    ---

Foreclosed assets:
  One- to four-family....................    287     278       18      19    129
  Commercial real estate.................     48     ---      ---     ---    ---
  Consumer...............................     55       7        6     ---      8
                                            ----   -----    -----   -----  -----
     Total...............................    390     285       24      19    137
                                            ----    ----     ----    ----   ----

Total non-performing assets..............   $724    $389     $ 36    $ 32   $138
                                            ====    ====     ====    ====   ====
Total as a percentage of total assets....   .96%    .61%     .07%    .07%   .33%
                                            ===     ===      ===     ===    ===


         For the year ended October 31, 1997, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $7,000. There was $2,000 that was included in interest income on such loans for the year ended October 31, 1997.

         Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities, considered by the OCC to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full" on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

         When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, who may order the establishment of additional general or specific loss allowances. Following the Bank Conversion, the Bank will continue to be subject to these asset classification requirements.

         In connection with the filing of its periodic reports with the OCC and in accordance with its classification of assets policy, the Bank regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at October 31, 1997, the Bank had classified a total of $1.0 million of its assets as substandard and none as doubtful or loss. At October 31, 1997, total classified assets comprised $1.0 million, or 10.9% of the Bank's capital, or 1.4% of the Bank's total assets.

         Other Loans of Concern. As of October 31, 1997, there were $1.0 million loans identified, but not classified, by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

         Allowance for Loan Losses. The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries.

         Real estate properties acquired through foreclosure are recorded at the lower of cost or fair value minus estimated cost to sell. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At

October 31, 1997, the Bank had five real estate properties acquired through foreclosure totalling $335,000.

         Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At October 31, 1997, the Bank had a total allowance for loan losses of $482,000, representing .75% of the Bank's loans. See Note A of Notes To Consolidated Financial Statements.

         The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:



                                                                                            October 31,
                 --------------------------------------------------------------------------------------------------
                               1997                            1996                                1995
                 -------------------------------  ------------------------------    -------------------------------
                                       Percent                           Percent                           Percent
                                       of Loans                         of Loans                          of Loans
                               Loan    in Each                  Loan     in Each                   Loan    in Each
                 Amount of    Amounts  Category   Amount of    Amounts  Category    Amount of     Amounts  Category
                 Loan Loss      by     to Total   Loan Loss      by     to Total    Loan Loss        by    to Total
                 Allowance   Category   Loans     Allowance   Category    Loans     Allowance    Category   Loans
                 ---------   --------  --------   ---------   --------  ---------   ---------    -------- ---------
One- to four-
 family.........   $100      $29,894    46.22%       $ 77     $27,784     50.61%    $ 80          $23,448   51.80%
Multi-family....    ---          124      .19         ---         141       .26      ---              174     .38
Commercial
  real estate...    110       12,420    19.20          61       9,594     17.47       43            5,560   12.29
Construction or
 development....    ---          578      .89         ---          76       .14      ---              514    1.14
Consumer........     57       12,529    19.37          58      12,052     21.95       72           10,933   24.16
Commercial
 business.......     66        9,140    14.13          58       5,257      9.57       51            4,628   10.23
Unallocated.....    149          ---      ---         159         ---       ---        9              ---     ---
                   ----      -------   -------       ----     -------    -------    ----          -------  -------
     Total......   $482      $64,685   100.00%       $413     $54,904    100.00%    $255          $45,257  100.00%
                   ====      =======   =======       ====     =======    =======    ====          =======  =======




                                          October 31,
                 -----------------------------------------------------------------
                                 1994                           1993
                 -------------------------------   -------------------------------
                                        Percent                           Percent
                                        of Loans                          of Loans
                                 Loan   in Each                   Loan    in Each
                  Amount of    Amounts  Category   Amount of    Amounts   Category
                  Loan Loss       by    to Total   Loan Loss      by      to Total
                  Allowance   Category   Loans     Allowance   Category    Loans
                  ----------  --------- ---------  ----------  --------   --------
One- to four-
 family.........    $ 82       $21,058    61.04%     $  96      $19,225     61.25%
Multi-family....     ---           190      .55          2          169       .54
Commercial
  real estate...      34         3,961    11.48         32        3,261     10.39
Construction or
 development....     ---           140      .41        ---          409      1.30
Consumer........      39         6,987    20.25         51        5,994     19.10
Commercial
 business.......      24         2,164     6.27         26        2,329      7.42
Unallocated.....     109           ---      ---        160          ---       ---
                    ----       -------   ------       ----      -------    ------
     Total......    $288       $34,500   100.00%      $367      $31,387    100.00%
                    ====       =======   ======       ====      =======    ======

         The following table sets forth an analysis of the Bank's allowance for loan losses.



                                                                             Year Ended October 31,
                                                     -----------------------------------------------------------------
                                                           1997            1996         1995         1994        1993
                                                     ---------------    ----------   ----------   ----------   -------
                                                                         (Dollars in Thousands)

Balance at beginning of period....................         $413         $   255      $   288      $   367      $   361

Charge-offs:
  One- to four-family.............................           25               2          ---          ---            6
  Commercial real estate..........................           26
  Consumer........................................          110              94           44           59           32
  Commercial business.............................          ---              26          ---          157          ---
                                                          -----        --------     --------      -------     --------
                                                            161             122           44          216           38
                                                           ----         -------      -------      -------      -------

Recoveries:
  One- to four-family.............................          ---             ---          ---           30            4
  Consumer........................................           24              10            2            2            7
  Commercial business.............................          ---             ---          ---           81          ---
                                                         ------        --------      -------      -------     --------
                                                             24              10            2          113           11
                                                          -----         -------       ------      -------      -------

Net charge-offs...................................          137             112           42          103           27
Additions charged to operations...................          206             270            9           24           33
                                                          -----         -------      -------      -------      -------
Balance at end of period..........................         $482         $   413       $  255       $  288       $  367
                                                           ====         =======       ======       ======       ======

Ratio of net charge-offs during the period to
 average loans outstanding during the period(1)...         .23%             .23%         .11%         .32%         .08%
                                                           ===              ===          ===          ===          ===

Ratio of net charge-offs during the period to
 average non-performing assets....................       32.31%           54.90%       84.00%       97.17%       14.84%
                                                         =====            =====        =====        =====        =====


Investment Activities

         General. Historically, the Bank has generally maintained liquid assets at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flows projections are regularly reviewed and updated to assure that adequate liquidity is maintained. A national bank is not subject to prescribed requirements. At October 31, 1997, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 5.2%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Regulation - Liquidity."

         National banking associations have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, national banks may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

         Generally, the investment policy of the Bank, as established by the Board of Directors, is to invest funds among various categories of investments and maturities based upon the Bank's liquidity needs, asset/liability management policies, investment quality, marketability and performance objectives.

         Investment Securities. At October 31, 1997, the Bank's investment securities (including a $317,000 investment in the common stock of the FHLB of Chicago and Federal Reserve stock of $123,000) totaled $4.8 million, or 6.4% of its total assets. It has been the Bank's general policy to invest in obligations of state and political subdivisions, federal agency obligations and other investment securities.

         National banks are restricted in investments in corporate debt and equity securities by the Bank. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank's unimpaired capital and unimpaired surplus as defined by federal regulations, which totaled $1.4 million as of October 31, 1997, plus an additional 10% if the investments are fully secured by readily marketable collateral. At October 31, 1997, the Bank was in compliance with this regulation. See "Regulation - Federal Regulation of National Banks" for a discussion of additional restrictions on the Bank's investment activities. See Notes A and B of Notes To Consolidated Financial Statements.

         The following table sets forth the composition of the Bank's investment and mortgage-backed securities at the dates indicated.

                                                                                 October 31,
                                                       -----------------------------------------------------------------
                                                                 1997                     1996               1995
                                                       ---------------------------   -------------------  ---------------
                                                            Book          % of      Book     % of         Book    % of
                                                           Value          Total     Value   Total        Value   Total
                                                          ------         -------    ------  ------       ------  ------
                                                                              (Dollars in Thousands)

AVAILABLE FOR SALE
Equity Securities:
   FHLB stock.....................................        $  317            8.33%    $  264   6.39       $  240    8.30%
   FHLMC stock....................................           ---             ---        205   4.96          208    7.20
                                                          ------         -------    ------- ------        -----  ------
   Federal Reserve Bank stock.....................           123            3.24
                                                          ------         -------
     Total equity securities......................           440           11.57        469  11.35          448   15.50
                                                          ------         -------    ------- ------        -----  ------
Investments securities:
   FHLB agency....................................           499           13.12        ---    ---          ---     ---
                                                          ------         -------    ------- ------        -----  ------
      Total investment securities.................           499           13.12        ---    ---          ---     ---

Mortgage-backed Securities:
   GNMA...........................................           161            4.23        209   5.06          309   10.69
   FNMA...........................................         2,138           56.22      2,730  66.05        1,139   39.42
   FHLMC..........................................           565           14.86        725  17.54          994   34.39
                                                          ------         -------    ------- ------        -----  ------
     Total mortgage-backed securities.............        $2,864           75.31    $ 3,664   88.6%      $2,442   84.50%
                                                          ------         -------    ------- ------        -----  ------

     Total available for sale.....................        $3,803          100.00%   $ 4,133 100.00%      $2,890  100.00%
                                                          ------          ------    ======= ======        =====  ======

HELD TO MATURITY
Investment Securities:
   FHLMC step up..................................      $    ---             ---%   $   ---    ---%      $  500   38.58%
   Municipal bonds................................           210           21.06        245  41.39          265   20.45
                                                          ------         -------    ------- ------        -----  ------
   U.S. Treasury notes............................           500           50.15
     Total investment securities..................           710           71.21        245  41.39          765   59.03
                                                          ------         -------    ------- ------        -----  ------

Mortgage-backed Securities:
  FHLMC...........................................       $   287           28.79%   $   347  58.61%      $  531   40.97%
                                                          ------         -------    ------- ------        -----  ------
     Total held to maturity.......................       $   997          100.00%   $   592 100.00%      $1,296  100.00%
                                                          ------         -------    ======= ======        =====  ======

Average remaining life of investment securities...               3.96 Years            3.31 Years            3.49 years

Other interest-earning assets:
     Total interest-bearing deposits with banks...        $2,662          100.00%    $  868 100.00%      $2,472  100.00%
                                                          ======         =======    ======= ======        =====  ======


         The Bank's investment securities portfolio at October 31, 1997, contained no securities of any issuer with an aggregate book value in excess of 10% of the Bank's retained earnings, excluding those issued by the U.S. government, or its agencies.

         First Robinson's investments, including the mortgage-backed securities portfolio, are managed in accordance with a written investment policy adopted by the Board of Directors.

         OCC guidelines, as well as those of the other federal banking regulators, regarding investment portfolio policy and accounting require Banks to categorize securities and certain other assets as held for "investment," "sale," or "trading." In addition, effective April 1, 1994, the Bank adopted SFAS 115 which states that securities available for sale are accounted for at fair value and securities which management has the intent and the Bank has the ability to hold to maturity are accounted for on an amortized cost basis. The Bank's investment policy has strategies for each type of security. At October 31, 1997, the Bank classified $3.8 million of its investments as available for sale and $997,000 as held to maturity.

         Mortgage-backed Securities. The Bank invests primarily in federal agency obligations. At October 31, 1997, the Bank's investment in mortgage-backed securities totaled $3.2 million or 4.2% of its total assets. Of this amount, $287,000 was held to maturity and $2.9 million was available for sale. At October 31, 1997, the Bank did not have a trading portfolio.

         The following table sets forth the maturities of the Bank's mortgage-backed securities at October 31, 1997.


                                                                        Due in
                                      ------------------------------------------------------------------------------
                             6 Months      6 Months      1 to         3 to 5       5 to 10      10 to 20     Over 20
                             or Less      to 1 Year     3 Years        Years        Years         Years       Years         Total
                           ----------     ---------     --------     ---------    ---------     ---------   ---------     -------
                                                                             (In Thousands)
Federal Home Loan
 Mortgage Corporation...    $ ---        $  ---          $ 287          $---        $ ---          $391     $   168       $   846

Federal National
 Mortgage Company.......      ---           ---            ---           ---          ---           297         807         2,104

Government National
 Mortgage Company.......      ---           ---            ---           ---          ---           ---         156           156
                            -----         -----          -----         -----        -----         -----      ------        ------

     Total..............    $ ---        $  ---          $ 287          $---        $ ---          $688      $2,131        $3,106
                            =====         =====          =====         =====        =====         =====      ======        ======


Sources of Funds

         General. The Bank's primary sources of funds are deposits, receipt of principal and interest on loans and securities, interest earned on deposits with other banks, and other funds provided from operations.

         The Bank has used FHLB advances to support lending activities and to assist in the Bank's asset/liability management strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset\Liability Management." At October 31, 1997, the Bank had no FHLB advances, but had the capacity to borrow up to $16.9 million from the FHLB. See "-Borrowings." See Note G of Notes To Consolidated Financial Statements.

         Deposits. The Bank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of passbook, money market deposit, IRA accounts, and certificate accounts. The certificate accounts currently range in terms from 90 days to five years. The Bank has a significant amount of deposits that will mature within one year. However, management expects that virtually all of the deposits will be renewed.

         The Bank relies primarily on advertising, competitive pricing policies and customer service to attract and retain these deposits. Currently, the Bank solicits deposits from its market area only, and does not use brokers to obtain deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition.

         The Bank has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The Bank endeavors to manage the pricing of its deposits in keeping with its profitability objectives giving consideration to its asset/liability management. The ability of the Bank to attract and maintain savings accounts and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. See Note F of Notes To Consolidated Financial Statements.

         The following table sets forth the savings flows at the Bank during the periods indicated.




                                               Year Ended October 31,
                                        ------------------------------------
                                          1997        1996           1995
                                        --------    --------       ---------
                                                (Dollars in Thousands)

Opening balance......................   $  56,691     $ 49,404      $ 39,208
Deposits.............................     231,602      185,451       156,675
Withdrawals..........................     228,418      179,660       147,580
Interest credited....................       1,840        1,496         1,101
                                         --------     --------      --------

Ending balance.......................     $61,715      $56,691       $49,404
                                          =======      =======       =======

Net increase.........................      $5,024       $7,287       $10,196
                                           ======       ======       =======

Percent increase.....................        8.86%       14.75%        26.00%
                                             ====        =====         =====

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank for the periods indicated.



                                                                                           October 31,
                                                         --------------------------------------------------------------------------
                                                                   1997                      1996                       1995
                                                         -----------------------    -----------------------    --------------------
                                                                     Percent                    Percent                    Percent
                                                          Amount     of Total         Amount    of Total         Amount    of Total
                                                          ------     --------         ------    --------         ------    --------
                                                                                     (Dollars in Thousands)

Transactions and Savings Deposits:

Non-interest bearing demand 0%......................      $ 3,494        5.66%         $ 2,265      4.00%        $ 1,873      3.79%
Passbook Accounts 3.10%.............................        5,882        9.53            5,540      9.77           4,124      8.35
NOW Accounts 3.11%..................................        8,381       13.58            6,717     11.85           6,055     12.25
                                                        ---------      ------         --------   -------         -------    ------

Total Non-Certificates..............................       17,757       28.77           14,522     25.62          12,052     24.39
                                                         --------      ------         --------   -------        --------    ------

Certificates:

 2.00 - 3.99%.......................................      $   122         .20          $    94       .17%        $    11       .02%
 4.00 - 5.99%.......................................       22,280       36.10           22,958     40.49          21,810     44.15
 6.00 - 7.99%.......................................       21,556       34.93           19,117     33.72          15,531     31.44

Total Certificates..................................       43,958       71.23%          42,169     74.38          37,352     75.61
                                                         --------      ------         --------   -------        --------    ------
Total Deposits......................................      $61,715      100.00%         $56,691    100.00%        $49,404    100.00%
                                                          =======      ======          =======   =======        ========    ======

         The following table shows rate and maturity information for the Bank's certificates of deposit as of October 31, 1997.



                                                                                                            Weighted
                                          2.00-      4.00-        6.00-                        Percent       Average
                                          3.99%      5.99%        7.99%        Total          of Total        Rate
                                        --------   --------      ---------------------        --------       -----
                                                                (Dollars in Thousands)
Certificate accounts
    maturing
in quarter ending:

January 31, 1998...............          $122      $ 7,299       $ 3,051      $10,472           23.82%         5.60%
April 30, 1998.................           ---        5,096         1,367        6,463           14.70          5.18
July 31, 1998..................           ---        2,597         1,731        4,328            9.85          5.54
October 31, 1998...............           ---        2,738         1,648        4,386            9.98          5.72
January 31, 1999...............           ---        1,278         1,648        2,926            6.66          5.83
April 30, 1999.................           ---          950         2,105        3,055            6.95          5.90
July 31, 1999..................           ---          335         1,183        1,518            3.45          6.11
October 31, 1999...............           ---        1,129         2,971        4,100            9.33          6.03
January 31, 2000...............           ---          352         1,460        1,812            4.12          6.10
April 30, 2000.................           ---          206           817        1,023            2.33          5.95
July 31, 2000..................           ---          127         1,171        1,298            2.95          6.09
Thereafter.....................           ---          173         2,404        2,577            5.86          6.30
                                       ------    ---------      --------     --------           -----          ----

   Total.......................          $122      $22,280       $21,556      $43,958          100.00%         5.72%
                                         ====      =======       =======      =======          ======          ====

   Percent of total............          .28%       50.68%        49.04%
                                         ===        =====         =====


         The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of October 31, 1997.



                                                                          Maturity
                                                    --------------------------------------------------
                                                                       Over         Over
                                                      3 Months        3 to 6      6 to 12       Over
                                                     or Less          Months      Months      12 months     Total
                                                    ----------        ------    ---------     ---------  --------

Certificates of deposit less than $100,000.......     $  7,075        $5,436       $6,442       $13,900      $32,853

Certificates of deposit of $100,000 or more......        1,548           667        2,100         4,266        8,581

Public funds of $100,000 or more (1).............        1,849           360          172           143        2,524
                                                      --------      --------      -------    ----------     --------

Total certificates of deposit....................      $10,472        $6,463       $8,714       $18,309      $43,958
                                                       =======        ======       ======       =======      =======

---------------
(1) Deposits from governmental and other public entities.

Subsidiary Activities

         As a national bank, the Bank is able to invest unlimited amounts in subsidiaries that are engaged in activities in which the parent bank may engage. In addition, a national bank may invest limited amounts in subsidiaries that provide banking services, such as data processing, to other financial institutions. At October 31, 1997, the Bank had one subsidiary, First Robinson Service Corporation, Inc.

Competition

         The Bank faces strong competition, both in originating real estate, commercial and consumer loans and in attracting deposits. Competition in originating loans comes primarily from commercial banks and credit unions located in the Bank's market area. Commercial banks provide vigorous competition in consumer lending. The Bank competes for real estate and other loans principally on the basis of the quality of services it provides to borrowers, the interest rates and loan processing fees it charges, and the types of loans it originates. See "- Lending Activities."

         The Bank attracts all of its deposits through its retail banking office. Therefore, competition for those deposits is principally from retail brokerage offices, commercial banks and credit unions located in the community. The Bank competes for these deposits by offering a variety of account alternatives at competitive rates and by providing convenient business hours.

         The Bank primarily serves Crawford County, Illinois. There are four commercial banks which compete for deposits and loans in the Bank's market area.


                                   REGULATION

         General. The Bank is a registered bank holding company, subject to broad federal regulation and oversight by the FRB. First Robinson Savings Bank, N.A. (the "Bank") is a national bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Bank is subject to broad federal regulation and oversight extending to all its operations by the OCC, the FDIC and the FRB. The Bank is also a member of the FHLB of Chicago. The Bank is a member of the SAIF and the deposits of the Bank are insured by the FDIC.

         Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document. See Note H of Notes To Consolidated Financial Statements.

Federal Regulation of National Banks

         The OCC has extensive authority over the operations of national banks. As part of this authority, the Bank is required to file periodic reports with the OCC and is subject to periodic examinations by the OCC. All national banks are subject to a semi-annual assessment, based upon the bank's total assets, to fund the operations of the OCC.

         The OCC also has extensive enforcement authority over all national banks, including The Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OCC. Except under certain circumstances, public disclosure of final enforcement actions by the OCC is required.

         The Bank's loans-to-one borrower limit is generally limited to 15% of unimpaired capital and surplus. At October 31, 1997, the maximum amount which the Bank could have lent under this limit to any one borrower and the borrower's related entities was approximately $1.4 million. At October 31, 1997, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. The Bank's five largest lending relationships at October 31, 1997 totaled $4.5 million in the aggregate and were performing in accordance with their terms.

         The OCC, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action. The OCC and the other federal banking agencies have also proposed additional guidelines on asset quality and earnings standards. No assurance can be given as to whether or in what form the proposed regulations will be adopted.

Insurance of Accounts and Regulation by the FDIC

         The Bank is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against banks after giving the OCC an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

         In order to equalize the deposit insurance premium schedules for BIF and SAIF insured institutions, the FDIC imposed a one-time special assessment on all SAIF-assessable deposits pursuant to federal legislation passed on September 30, 1996. The Bank's special assessment, which was $281,000, was paid in November 1996, but accrued for the fiscal year ended October 31, 1997. Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF-insured institutions are required to pay a Financing Corporation (FICO) assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s, equal to 6.48 basis points for each $100 in domestic deposits, while BIF-insured institutions pay an assessment equal to 1.52 basis points for each $100 in domestic deposits. The assessment is expected to be reduced to 2.43 no later than January 1, 2000, when BIF insured institutions fully participate in the assessment. These assessments, which may be revised based upon the level of BIF and SAIF deposits will continue until the bonds mature in the year 2017.

         National Banks. The Bank is subject to the capital regulations of the OCC. The OCC's regulations establish two capital standards for national banks: a leverage requirement and a risk- based capital requirement. In addition, the OCC may, on a case-by-case basis, establish individual minimum capital requirements for a national bank that vary from the requirements which would otherwise apply under OCC regulations. A national bank that fails to satisfy the capital requirements established under the OCC's regulations will be subject to such administrative action or sanctions as the OCC deems appropriate.

         The leverage ratio adopted by the OCC requires a minimum ratio of "Tier 1 capital" to adjusted total assets of 3% for national banks rated composite 1 under the CAMEL rating system for banks. National banks not rated composite 1 under the CAMEL rating system for banks are required to maintain a minimum ratio of Tier 1 capital to adjusted total assets of 4% to 5%, depending upon the level and nature of risks of their operations. For purposes of the OCC's leverage requirement, Tier 1 capital generally consists of common stockholders' equity and retained income and certain non-cumulative perpetual preferred stock and related income, except that no intangibles and certain purchased mortgage servicing rights and purchased credit card relationships may be included in capital.

         The risk-based capital requirements established by the OCC's regulations require national banks to maintain "total capital" equal to at least 8% of total risk-weighted assets. For purposes of the risk-based capital requirement, "total capital" means Tier 1 capital (as described above) plus "Tier 2 capital," provided that the amount of Tier 2 capital may not exceed the amount of Tier 1 capital, less certain assets. The components of Tier 2 capital include certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets.

         The OCC has revised its risk-based capital requirements to permit the OCC to require higher levels of capital for an institution in light of its interest rate risk. In addition, the OCC has proposed that a bank's interest rate risk exposure would be quantified using either the measurement system set forth in the proposal or the institution's internal model for measuring such exposure, if such model is determined to be adequate by the institution's examiner. Small institutions that are highly capitalized and have minimal interest rate risk, such as the Bank, would be exempt from the rule unless otherwise determined by the OCC. Management of the Bank has not determined what effect, if any, the OCC's proposed interest rate risk component would have on the National Bank's capital if adopted as proposed.

         Prompt Corrective Action. The OCC is authorized and, under certain circumstances required, to take certain actions against national banks that fail to meet their capital requirements. The OCC is generally required to take action to restrict the activities of an "undercapitalized Company" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such Company must submit a capital restoration plan and until such plan is approved by the OCC may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OCC is authorized to impose the additional restrictions that are applicable to significantly undercapitalized Companys.

         Any national banking Company that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the Bank. An Company that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized Companys. In addition, the OCC must appoint a receiver (or conservator with the concurrence of the FDIC) for an Company, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized Company is also subject to the general enforcement authority of the OCC, including the appointment of a conservator or a receiver.

         The OCC is also generally authorized to reclassify a bank into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The imposition by the OCC of any of these measures on the Bank may have a substantial adverse effect on the Bank's operations and profitability and the value of the Bank's Common Stock.

Limitations on Dividends and Other Capital Distributions

         The Bank's ability to pay dividends is governed by the National Bank Act and OCC regulations. Under such statute and regulations, all dividends by a national bank must be paid out of current or retained net profits, after deducting reserves for losses and bad debts. The National Bank Act further restricts the payment of dividends out of net profits by prohibiting a national bank from declaring a cash dividend on its shares of common stock until the surplus fund equals the amount of capital stock or, if the surplus fund does not equal the amount of capital stock, until one-tenth of the Bank's net profits for the preceding half year in the case of quarterly or semi-annual dividends, or the preceding two half-year periods in the case of annual dividends, are transferred to the surplus fund. In addition, the prior approval of the OCC is required for the payment of a dividend if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits for the year combined with its net profits for the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

         The OCC has the authority to prohibit the payment of dividends by a national bank when it determines such payment to be an unsafe and unsound banking practice. In addition, the Bank would be prohibited by federal statute and the OCC's prompt corrective action regulations from making any capital distribution if, after giving effect to the distribution, the Bank would be classified as "undercapitalized" under the OCC's regulations. See "-- Prompt Corrective Action." Finally, the Bank would not be able to pay dividends on its capital stock if its capital would thereby be reduced below the remaining balance of the liquidation account established in connection with the Bank's Conversion.

Accounting

         The OCC requires that investment activities of a national bank be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with generally accepted accounting principles ("GAAP"). Accordingly, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. The Bank is in compliance with these requirements.

Community Reinvestment Act

         Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OCC, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OCC.

         The federal banking agencies, including the OCC, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in 1996 and received a rating of satisfactory.

Transactions with Affiliates

         Generally, transactions between a national bank or its subsidiaries and its affiliates are required to be on terms as favorable to the Bank as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the Bank's capital. Affiliates of the Bank include any company which is under common control with the Bank. In addition, the Bank may not acquire the securities of most affiliates. Subsidiaries of the Bank are not deemed affiliates. However, the FRB has the discretion to treat subsidiaries of national banks as affiliates on a case by case basis.

         Certain transactions with directors, officers or controlling persons ("Insiders") are also subject to conflict of interest rules enforced by the OCC. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, as a general matter, loans to Insiders must be made on terms substantially the same as for loans to unaffiliated individuals.

Federal Reserve System

         The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At October 31, 1997, the Bank had $123,000 FRB stock, which was in compliance with these reserve requirements.

         National banks are authorized to borrow from the Federal Reserve Bank "discount window," but FRB regulations require Companys to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

         The Bank is a member of the Federal Reserve System.

Holding Company Regulation

         General. The Bank is a bank holding company, registered with the FRB. Bank holding companies are subject to comprehensive regulation by the FRB under the BHCA, and the regulations of the FRB. As a bank holding company, the Bank is required to file reports with the FRB and such additional information as the FRB may require, and will be subject to regular examinations by the FRB. The FRB also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

         Under FRB policy, a bank holding company must serve as a source of strength for its subsidiary banks. Under this policy the FRB may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank.

         Under the BHCA, a bank holding company must obtain FRB approval before:
(i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company.

         The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the FRB includes, among other things, operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and United States Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers. The Holding Company has no present plans to engage in any of these activities.

         Interstate Banking and Branching. On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Act of 1994 (the "Act") was enacted to ease restrictions on interstate banking. Effective September 29, 1995, the Act allows the FRB to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The FRB may not approve the acquisition of the bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Act also prohibits the FRB from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the Act. The State of Illinois does not currently have any deposit concentration limits or age protection for new banks.

         Additionally, on June 1, 1997, the federal banking agencies were authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks opts out of the Act by adopting a law after the date of enactment of the Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches will be permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions will also be subject to the nationwide and statewide insured deposit concentration amounts described above. The State of Illinois has authorized interstate merger transactions effective June 1, 1997.

         The Act authorizes the OCC and FDIC to approve interstate branching de novo by national and state banks, respectively, only in states which specifically allow for such branching. The Act also requires the appropriate federal banking agencies to prescribe regulations by June 1, 1997 which prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production. These regulations must include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities which they serve.

         Dividends. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB's view that a bank holding company should pay cash dividends only to the extent that the Holding Company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the Holding Company's capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the FRB, the FRB may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized". See " -- Regulatory Capital Requirements -- Prompt Corrective Action."

         Bank holding companies are required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order, or any condition imposed by, or written agreement with, the FRB. This notification requirement does not apply to any company that meets the well-capitalized standard for commercial banks, has a safety and soundness examination rating of at least a "2" and is not subject to any unresolved supervisory issues.

         Capital Requirements. The FRB has established capital requirements for bank holding companies that generally parallel the capital requirements for national banks. For bank holding companies with consolidated assets of less than $150 million, such as the Bank, compliance is measured on a bank-only basis. See "-- Regulatory Capital Requirements - National Banks." The Bank's capital exceeds such requirements.

Federal Home Loan Bank System

         The Bank is a member of the FHLB of Chicago, which is one of 12 regional FHLBs, that administers the home financing credit function of savings Companys. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Chicago. At October 31, 1997, the Bank had $317,000 in FHLB stock, which was in compliance with this requirement. In the past year, the Bank has received substantial dividends on its FHLB stock.

         Under federal law the FHLBs are required to provide funds for the resolution of troubled savings Companys and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of The Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

         For the year ended October 31, 1997, dividends paid by the FHLB of Chicago to the Bank totaled $20,000, which constitute a $3,000 increase over the amount of dividends received in calendar year 1996.

Federal and State Taxation

         Federal Taxation. In addition to the regular income tax, corporations, including the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, such as the Bank, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

         The Bank has recorded a deferred tax liability of approximately $240,000, relating to unrealized gains on available-for-sale securities, accumulated depreciation and cash-accrual conversions.

         The Company and the Bank file a consolidated income tax return on the cash basis of accounting. The Company will be filing the next income tax on the accrual basis of accounting because the total revenue exception has been exceeded for the cash basis filing requirement.

         Neither the Company nor the Bank have never been audited by the IRS with respect to federal income tax returns.

         Illinois Taxation. For Illinois income tax purposes, the Bank is taxed at an effective rate equal to 7.18% of Illinois taxable income. For these purposes, "Illinois Taxable Income" generally means federal taxable income, subject to certain adjustments (including the addition of interest income on state and municipal obligations and the exclusion of interest income on United States Treasury obligations). The exclusion of income on United States Treasury obligations has had the effect of eliminating Illinois taxable income for the Bank.

         The Bank's accounting activities are maintained on an in-house computer system and its record-keeping activities are maintained on an on-line basis with an independent service bureau.

Competition

         The Bank faces strong competition, both in originating real estate, commercial and consumer loans and in attracting deposits. Competition in originating loans comes primarily from commercial banks, credit unions and savings institutions located in the Bank's market area. Commercial banks, credit unions and savings institutions provide vigorous competition in consumer lending. The Bank competes for real estate and other loans principally on the basis of the quality of services it provides to borrowers, the interest rates and loan processing fees it charges, and the types of loans it originates. See "- Lending Activities."

         The Bank attracts all of its deposits through its retail banking offices. Therefore, competition for those deposits is principally from retail brokerage offices, commercial banks, credit unions and savings institutions located in the community. The Bank competes for these deposits by offering a variety of account alternatives at competitive rates and by providing convenient business hours.

         The Bank primarily serves Crawford County, Illinois and surrounding counties. There are four commercial banks and two credit unions, other than The Bank, which compete for deposits and loans in the Bank's primary market area.

Employees

         At October 31, 1997, the Bank had a total of 36 full-time and 9 part-time employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2.  Description of Properties

         The Bank conducts its business through its main office and three branch offices, which are located in Crawford County, Illinois. The Bank owns its main office and branch offices. The following table sets forth information relating to the Bank's office as of October 31, 1997. The total net book value of the Bank's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at October 31, 1997 was approximately $2.7 million.


                                                    Total
                                                  Approximate
                                     Date           Square              Net Book Value at
            Location               Acquired         Footage             October 31, 1997
--------------------------------   --------     --------------          ----------------

Main Office:
 501 East Main Street                1985            12,420              $1.6 million
 Robinson, Illinois

Branch Offices:
 119 East Grand Prairie              1995             1,800                399,000
 Palestine, Illinois

 102 West Main Street                1995             2,260                141,000
 Oblong, Illinois

 Outer East Main Street              1997             1,000                209,000
 Oblong, Illinois



         The Bank believes that its current facilities are adequate to meet the present and foreseeable needs of the Bank and the Holding Company. See Note E of Notes To Consolidated Financial Statements.

Item 3.  Legal Proceedings

         The Bank is involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of its businesses. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Bank in the proceedings, that the resolution of these proceedings should not have a material effect on Holding Company's results of operations on a consolidated basis.

Item 4.           Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended October 31, 1997.

                                     PART II

Item 5.           Market for Registrant's Common Equity and
                  Related Stockholder Matters

         Page 41 of the attached 1997 Annual Report to Stockholders is herein incorporated by reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation

         Pages 4 through 15 of the attached 1997 Annual Report to Stockholders are herein incorporated by reference.

Item 7.           Financial Statements

         The following information appearing in the Bank's Annual Report to Stockholders for the year ended October 31, 1997, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.

Item 7A.          Quantitative and Qualitative Disclosure About Market Risk

         Pages 12 through 13 of the attached 1997 Annual Report to Stockholders are herein incorporated by reference.



                                                                                                       Pages in
                                                                                                        Annual
Annual Report Section                                                                                   Report
---------------------                                                                                   ------

Report of Independent Auditors........................................................................      16
Consolidated Statements of Financial Condition as of October 31, 1997 and 1996........................      17
Consolidated Statements of Income for the Years Ended October 31, 1997,
 1996 and 1995........................................................................................      18
Consolidated Statements of Stockholders' Equity for Years Ended October 31,
 1997, 1996 and 1995..................................................................................      19
Consolidated Statements of Cash Flows for Years Ended October 31, 1997,
 1996 and 1995........................................................................................   20 to 21
Notes to Consolidated Financial Statements............................................................   22 to 40


         With the exception of the aforementioned information, the Bank's Annual Report to Stockholders for the year ended October 31, 1997, is not deemed filed as part of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There have been no changes in or disagreements with the Bank's accountants on accounting and financial disclosure matters.


                                    PART III


Item 9.           Directors, Executive Officers, Promoters and
                  Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

         Information concerning Directors of the Bank is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

         Information concerning Executive Officers of the Bank is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in February 24, 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Compliance with Section 16(a)

         Section 16(a) of the Securities Exchange Act of 1934 requires the Bank's directors and executive officers, and persons who own more than 10% of a registered class of the Bank's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Bank. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Bank with copies of all Section 16(a) forms they file.

         To the Bank's knowledge, based solely on a review of the copies of such reports furnished to the Bank and written representations that no other reports were required, during the fiscal year ended October 31, 1997, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 10.          Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.          Security Ownership of Certain Beneficial
                  Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.          Exhibits and Reports on Form 8-K

                  (a)  Exhibits



Regulation                                                                      Reference to
  S-B                                                                          Prior Filing or
Exhibit                                                                         Exhibit Number
Number                              Document                                    Attached Hereto
-----------         ---------------------------------------                   -----------------

      2             Plan of acquisition, reorganization,
                    arrangement, liquidation or succession                           None
      3(i)          Certificate of Incorporation                                      *
      3(ii)         By-Laws                                                           *
      4             Instruments defining the rights of security                       *
                    holders, including debentures
      9             Voting Trust Agreement                                           None
     10             Material Contracts                                               None
     11             Statement re:  computation of per share                          None
                    earnings
     13             Annual Report to Stockholders                                     13
     16             Letter re:  change in certifying accountants                     None
     18             Letter re:  change in accounting principles                      None
     21             Subsidiaries of Registrant                                        21
     22             Published report regarding matters submitted to                  None
                    vote of security holders
     23             Consents of Experts and Counsel                                  None
     24             Power of Attorney                                            Not required
     27             Financial Data Schedule                                           27
     99             Additional Exhibits                                              None

----------------
* Filed as exhibits to the Company's Form S-1 registration statement filed on March 19, 1997 (File No. 333-23625) of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

         (b)  Reports on Form 8-K

         The Company filed a report on Form 8-K on October 1, 1997 (File No. 0-29276) regarding a change in fiscal year end.

                                   SIGNATURES


         In accordance with Section 13 of 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            FIRST ROBINSON FINANCIAL
                                   CORPORATION


Date:  January 29, 1998                 By:     /s/ Rick L. Catt
       ---------------------------              ----------------
                                                    Rick L. Catt
                                               (Duly Authorized Representative)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.



By:      /s/ Rick L. Catt                                     By:      /s/ Jamie E. McReynolds
        ----------------------------------                             ------------------------------------------
         Rick L. Catt, Director, President                             Jamie E. McReynolds, Vice
           and Chief Executive Officer                                   President, Chief Financial Officer
           (Principal Executive and Operating                            and Secretary (Chief Financial
           Officer)                                                      and Accounting Officer)

Date:    January 29, 1998                                     Date:    January 29, 1998
        ----------------------------------                             ------------------------------------------



By:      /s/ Scott F. Pulliam                                 By:      /s/ James F. Goodwine
        ----------------------------------                             ------------------------------------------
         Scott F. Pulliam, Director                                    James F. Goodwine, Director

Date:    January 29, 1998                                     Date:    January 29, 1998
        ----------------------------------                             ------------------------------------------



By:      /s/ Clell T. Keller                                  By:      /s/ Rick L. Catt
        ----------------------------------                             ------------------------------------------
         Clell T. Keller, Director                                      Rick L. Catt, Director

Date:    January 29, 1998                                     Date:     January 29, 1998
        ----------------------------------                             ------------------------------------------



By:      /s/ William K. Thomas                                By:      /s/ Donald K. Inboden
        ----------------------------------                             ------------------------------------------
         William K. Thomas, Director                                   Donald K. Inboden, Director

Date:   January 29, 1998                                      Date:    January 29, 1998
        ----------------------------------                             ------------------------------------------
