Form 10QSB
period 1998-01-31
FIRST ROBINSON FINANCIAL CORP
filed 1998-03-17
CIK 1035991

                         SECURITY AND EXCHANGE COMMSSION
                              WASHNGTON, D.C. 20549

                                   FORM 1O-QSB
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1998
                               ----------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-29276
                        -------

                      FIRST ROBINSON FINANCIAL CORPORATION
               (Exact name of registrant as specified its charter)

           DELAWARE                                          36-4145294
   ----------------------------                       -------------------------
   (State or other jurisdiction                      (I.R.S. Employer ID Number)
of incorporation or organization)


  501 EAST MAIN STREET, ROBINSON, ILLINOIS                    62454
  ----------------------------------------                   ---------
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

                               YES __X__ NO _____

As of February 28, 1998, the Registrant had 859,625 shares of Common Stock, par value $0.01, issued and outstanding.

                      FIRST ROBINSON FINANCIAL CORPORATION

                               Index to Form 10QSB

     PART 1. FINANCIAL INFORMATION                                                               PAGE
                                                                                                 ----
            Item 1. Financial Statements

                       Consolidated Balance Sheets as of January 31, 1998
                           and October 31, 1997                                                   3

                       Consolidated Statements of Income for the Three-Month
                           Period Ended January 31, 1998                                          4

                       Consolidated Statements of Stockholders' Equity for the
                           Three-Month Period Ended January 31, 1998                              5

                       Consolidated Statements of Cash Flows for the Three-Month
                           Period Ended January 31, 1998 and 1997                                 6

                       Notes to Consolidated Financial Statements                                 8

            Item 2. Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                          10

     PART II OTHER INFORMATION

            Item 1.     Legal Proceedings                                                         15

            Item 2.     Changes in Securities                                                     15

            Item 3.     Defaults Upon Senior Securities                                           15

            Item 4.     Submission of Matters to a Vote of Security Holders                       15

            Item 5.     Other Information                                                         15

            Item 6.     Exhibits and Reports on Form 8-K                                          15


            SIGNATURES                                                                            19

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                                             Unaudited           Audited
                                                                            January 31,       October 31,
                                                                                1998               1997
                                                                            --------           --------
                                      ASSETS
                                                                                    (1,000's)

Cash and Cash Equivalents:
Cash                                                                        $    697           $    268
Interest bearing deposits                                                      3,446              2,662
                                                                            --------           --------
     Total Cash and Cash Equivalents                                           4,143              2,930

Securities available for sale, amortized cost of $3,114 and $3,759
  at January 31, 1998 and October 31, 1997 respectively                        3,156              3,803
Securities held to maturity, estimated market value of $978 and
  $1,008 at January 31, 1998 and October 31, 1997, respectively ..               961                997
Loans receivable, net                                                         65,244             63,960
Accrued interest receivable                                                      655                675
Premises and equipment, net                                                    2,817              2,713
Foreclosed real estate                                                           580                335
Other Assets                                                                     137                146
                                                                            --------           --------
     Total Assets                                                           $ 77,693           $ 75,559
                                                                            --------           --------

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                    $ 61,528           $ 61,715
Advances from Federal Home Loan Bank                                           2,000                  0
Other Borrowed Money                                                             303                 92
Advances from Borrowers for taxes and insurance                                   61                 42
Accrued interest payable                                                         300                362
Accrued income  taxes                                                            128                 91
Deferred income taxes                                                            240                241
Other liabilities                                                                 82                212
                                                                            --------           --------
     Total Liabilities                                                        64,642             62,755
                                                                            --------           --------

Commitments and Contingencies

Stockholders' Equity
  Common stock, $0.01 par value; authorized 2,000,000 shares
       859,625 shares issued and outstanding                                       9                  9
Paid-in capital                                                                8,219              8,178
Unrealized gain on securities held available for sale                             26                 27
Retained earnings                                                              5,416              5,278
Unearned employee stock ownership plan                                          (619)              (688)
                                                                            --------           --------
     Total Stockholders' Equity                                               13,051             12,804
                                                                            --------           --------

     Total Liabilities and Stockholders' Equity                             $ 77,693           $ 75,559

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                For the Quarters Ended January 31, 1998 and 1997
                                   (Unaudited)

                                                                      1998           1997
                                                                      ----           ----
                                                                           (1,000's)
Interest Income:
  Interest on Mortgage Loans                                        $  948          $  830
  Interest on Non-Mortgage Loans                                       547             457
  Interest and dividends on securities                                  80              94
                                                                    ------          ------
       Total interest income                                         1,575           1,381
                                                                    ------          ------

Interest expense:
  Interest on deposits                                                 740             720
  Interest on FBLB advances                                             13              33
  Interest on other borrowed money                                       4               4
                                                                    ------          ------
  Total interest expense                                               757             757
                                                                    ------          ------

       Net interest income                                             818             624

Provision for loan losses                                              127              12
                                                                    ------          ------

       Net interest income after provision for loan losses             691             612
                                                                    ------          ------

Non-interest income:
  Service charges                                                       69              50
  Loan fees                                                             40              44
  Other non-interest income                                             11               5
                                                                    ------          ------
       Total other income                                              120              99
                                                                    ------          ------

Non-interest expense:
  Compensation and employee benefits                                   314             265
  Occupancy and equipment                                               98              94
  Foreclosed property expense                                            7               5
  Data Processing                                                       15              15
  Audit, legal and other professional                                   27               6
  SAIF deposit insurance                                                10              22
  Advertising                                                           15              15
  Telephone and postage                                                 25              21
  Other                                                                 74              58
                                                                    ------          ------
       Total other expenses                                            585             501
                                                                    ------          ------

  Income before income tax                                             226             210

Provision for income taxes                                              88              82
                                                                    ------          ------

  Net Income                                                        $  138          $  128
                                                                    ------          ------

Earnings Per Share-Primary                                          $  .17             N/A
Earnings Per Share-Diluted                                          $  .17             N/A

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     For the Quarter Ended January 31, 1998
                                   (Unaudited)


                                                                                            Unearned     Unrealized
                                                                                            Employee        Gain On
                                                                                               Stock     Securities
                                               Common           Paid-in       Retained     Ownership      Available
                                                Stock           Capital       Earnings      Plan           For Sale        Total
                                                -----           -------       --------      --------       --------        -----
                                                                                (1,000's)


         Balance at October 31, 1997               $9            $8,178         $5,278         $(688)       $27          $12,804

         Net income                                 0                 0            138             0          0              138

         Change in unrealized gain on
           securities available for sale            0                 0              0             0         (1)              (1)

         ESOP shares earned                         0                41              0            69          0              110
                                                   ---           ------          -----        ------        ---          -------

         Balance at January 31, 1998               $9            $8,219         $5,416         $(619)       $26          $13,051

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Quarters Ended January 31, 1998 and 1997
                                   (Unaudited)


                                                                        1998             1997
                                                                        ----             ----
                                                                              (1,000's)


Cash flows from operating activities:
   Net income                                                           138              128
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Provision for depreciation                                        44               40
       Provision for loan losses                                        127               12
       Amortization of premiums and discounts on securities              14                3
       Decrease in accrued interest receivable                           20                2
       Increase in other assets                                           9              (45)
       Increase (decrease) in accrued interest payable                  (62)             (49)
       Increase (decrease) in accrued income taxes                       37              121
       Increase (decrease) in deferred income taxes                      (1)               0
       (Decrease) increase in accrued expenses                         (130)            (468)
       FHLB stock dividends                                               0                0
       Gain on sale of loans                                              0                0
       Gain on sale of premises and equipment                             0                0
                                                                     ------           ------
        Net cash provided by operating activities                       196              256
                                                                     ------           ------

Cash flows from investing activities:
   Proceeds from securities held to maturity                             20               20
   Repayment of mortgage-backed securities                              647              286
   Increase in loans receivable                                      (1,558)          (3,215)
   Sale of originated loans                                             258              730
   (Increase) in foreclosed real estate                                (245)               0
   Purchase of premises and equipment                                  (148)             (28)
                                                                     ------           ------
   Net cash used in investing activities                             (1,026)          (2,207)
                                                                     ------           ------

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLDIATED STATEMENT OF CASH FLOWS
                For the Quarters Ended January 31, 1998 and 1997
                                   (Unaudited)


                                                                          1998             1997
                                                                          ----             ----
                                                                                (1,000's)
Cash flows from financing activities:
   Net increase (decrease) in deposits                                   (187)           3,910
   Net Advances from Federal Home Loan Bank                             2,000            1,000
   Net increase in other borrowed money                                   211              241
   Increase  in advances from borrowers
     for taxes and insurance                                               19               13
                                                                       ------           ------
       Net cash provided by financing activities                        2,043            5,164
                                                                       ------           ------

Increase  in cash and cash equivalents                                  1,213            2,701

Cash and cash equivalents at beginning of period                        2,930            1,253
                                                                       ------           ------

Cash and cash equivalents at end of period                              4,143            3,954
                                                                       ------           ------


Supplemental Disclosures:
   Additional Cash Flows Information:
     Cash paid for:
       Interest on deposits, advances and other borrowings                819              805
     Income taxes:
       Federal                                                             79                0
       State                                                               16                0

Schedule of Non-Cash Investing Activities:
   Change in unrealized gain on securities available for sale              (2)             (24)
   Foreclosed real estate                                                 245                0

               FIRST ROBINSON FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  (1)   Basis of Presentation

  The consolidated financial statements include the accounts of First Robinson Financial Corporation (the Company) and its wholly owned subsidiary, First Robinson Savings Bank, National Association (the Bank). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report dated January 29, 1998. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management of the Company the unaudited consolidated financial statements reflect all adjustments (consisting only of normal occurring accruals) necessary to present fairly the financial position of the Company at January 31, 1998 and the results of its operations and cash flows for the three months ended January 31, 1998 and 1997.


  (2)   Stock Conversion

  On June 27, 1997, the predecessor of the Bank, First Robinson Savings and Loan, F.A. completed its conversion from a Federally chartered mutual savings bank to a National Bank and was simultaneously acquired by the Company, which was formed to act as the holding company of the Bank. At the date of the conversion, the Company completed the sale of 859,625 shares of common stock $.01 par value, to its Eligible Account Holders and Employee Stock Ownership Plan (ESOP), at $10.00 per share. Net proceeds from the above transactions, after deducting offering expenses, underwriting fees, and amounts retained to fund the ESOP, totaled $7,504,657.

 (3)   Earnings Per Share

  Earnings per share of common stock has been calculated based on the shares outstanding less the shares owned by the ESOP. ESOP shares are considered outstanding when they have been allocated or committed to be released. The average shares outstanding used in this calculation was 793,147 for the period. See Exhibit 11 for the earnings per share calculation.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        (4) Employee Stock Ownership Plan

        In connection with the conversion to the stock form of ownership, the Board of Directors established an employee stock ownership plan (ESOP) for the exclusive benefit of participating employees. Employees age 21 or older who have completed one year of service are eligible to participate. Upon the issuance of the common stock, the ESOP acquired 68,770 shares of $0.01 par value common stock at the subscription price of $10.00 per share. The Bank makes contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. The Bank accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. As shares are released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share calculations. Dividends on allocated shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt or accrued interest. ESOP compensation expense for the three months ended January 31, 1998 was $62,000.

       The ESOP shares at January 31, 1998 were as follows:

                  Allocated shares                                        6,877
                  Shares released for allocation                              0
                  Unallocated shares                                     61,893

                  Total ESOP shares                                      68,770

                  Fair value of  unallocated shares                   $ 974,815

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations

General

       The principal business of the Company, through its operating subsidiary, the Bank consists of accepting deposits from the general public and investing these funds primarily in loans, mortgage-backed securities and other securities. The Company's loans consist primarily of loans secured by residential real estate located in its market area, consumer loans and commercial loans.

       The Company's net income is dependent primarily on its net interest income, which is the difference between interest earned on interest-eaming assets and the interest paid on interest-bearing liabilities. Net interest income is a function of the Company's "interest rate spread," which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. To a lesser extent, the Company's net income also is affected by the level of general and administrative expenses and the level of other income, which primarily consists of service charges and other fees.

       The operations of the Company are significantly affected by prevailing economic conditions, competition and the monetary, fiscal and regulatory policies of government agencies. Lending activities are influenced by the demand for and supply of housing, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of funds are influenced by prevailing market rates of interest, competing investments, account maturities and the levels of personal income and savings in the Company's market area.

       Historically, the Company's mission has been to originate loans on a profitable basis to the communities it serves. In seeking to accomplish its mission, the Board of Directors and management have adopted a business strategy designed (i) to maintain the Bank's capital level in excess of regulatory requirements; (ii) to maintain the Company's asset quality, (iii) to maintain, and if possible, increase the Company's earnings; and (iv) to manage the Company's exposure to changes in interest rates.

Impact of the Year 2000

       The Company has conducted a comprehensive review of its computer systems to identify applications that could be affected by the "Year 2000" issue, and has developed an implementation plan to address the issue. The Company's data processing is performed primarily in-house; however software and hardware utilized is under maintenance agreements with third party vendors, consequently the Company is very dependent on those vendors to conduct its business. The Company has already contacted each vendor to request time tables for year 2000 compliance and expected costs, if any, to be passed along to the Company. To date, the Company has been informed that its primary service providers anticipate that all reprogramming efforts will be completed by December 31, 1999, allowing the Company adequate time for testing. Certain other vendors have not yet responded, however, the Company will pursue other options if it appears that these vendors will be unable to comply. Management does not expect these costs to have a significant impact on its financial position or results of operations however, there can be no assurance that the vendors systems will be 2000 compliant, consequently the Company could incur incremental costs to convert to another vendor. The Company has identified certain of its hardware and software equipment that will not be Year 2000 compliant and intends to purchase new equipment and software prior to December 31, 1998. These capital expenditures are expected to total approximately $250,000.00.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations


Forward-Looking Statements

       When used in this filing and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

         The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advises readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

         The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Business Strategy

       First Robinson's business strategy is to continue to be a community-oriented locally-owned financial institution offering financial services to residents and businesses of Crawford County, Illinois (the primary market area). The Board of Directors and management are strategically planning the Company's future. New products and services are being discussed and reviewed for their effect on profitability and customer service. The Board of Directors intends to maintain a strong presence in the one-to-four family real estate market and plans are to institute new programs to increase the Bank's market share.

Financial Condition

Comparison at January 31, 1998 and October 31, 1997

       The Company's total assets increased by approximately $2.1 million or 2.8%, to $77.7 million at January 31, 1998 from $75.6 million at October 31, 1997. This increase in total assets was primarily the result of a $1.2 million increase in cash and cash equivalents and a $1.3 million increase in loans receivable, net and an increase of $245,000 in foreclosed property offset by a $647,000 decrease in securities held available for sale. The overall increase in assets was primarily due to competitive rates and terms on loans, the conversion to stock form of ownership and to a national bank charter, growing customer desire to do business with a locally-owned institution, and the attraction of new customer relationships. These increases were funded by Federal Home Loan Bank Advances of $2. 0 million.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations

Financial Condition - Continued

       Liabilities increased approximately $1.9 million or 3.0% to $64.6 million at January 31, 1998 from $62.7 million at October 31, 1997. This increase in liabilities was primarily the result of a $2.0 million increase in FHLB advances and a $211, 000 increase in other borrowed money offset by a $187,000 decrease in deposits.

       Stockholders' equity increased $247,000 or 1.9% to $13.1 million as of January 31, 1998 from $12.8 million as of October 31, 1997. This increase was primarily from earnings for the quarter and the valuation of the ESOP shares.

Results of Operation Net Income

       The Company reported net income of $138,000 during the three months ended January 31, 1998 respectively, as compared to $128,000 during the three months ended January 31, 1997. The $10,000 or 7.8% increase in net income during the three months ended January 31, 1998, as compared to the same period in the prior year, was primarily attributable to an increase of $79,000 or 12.9% in net interest income after provision for loan losses and an increase $21,000 or 21.2% in non-interest income offset by an increase of $84,000 or 16.8% in non-interest expense and an increase of $6,000 or 7.3% in provision for income tax.

Net Interest Income

       Net interest income increased by $194, 000 or 31.1% during the three months ended January 3 1, 1998, as compared to the same period in the prior year. Interest rate spread for the three months ended January 31, 1998 was 3.63% compared to 3.59% for the same period in 1997. The increase was caused by an increase of $194,000 or 14.0% in total interest income. Total interest expense remained the same for both periods.

Non-Interest Income

       Total non-interest income increased by $21,000 or 21.2% during the three months ended January 31, 1998, as compared to the same period in the prior year. This increase was due primarily to an increase in service charge income in deposit accounts.

Non-Interest Expense

       Total non-interest expense increased by $84,000 or 16.8% during the three months ended January 31, 1998, as compared to the same period in the prior year. This increase was due primarily from additional compensation and employee benefits and audit, legal and other professional fees.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations


Provision for Loan Losses

       During the three months ended January 31, 1998, the Company recorded provision for loan losses of $127,000 as compared to $12,000 for the same period of the prior year. The Company recorded such provisions to adjust the Company's allowance for loan losses to a level deemed appropriate based on an assessment of the volume and lending presently being conducted by the Company, industry standards, past due loans, economic conditions in the Company's market area generally and other factors related to the collectibility of the Company's loan portfolio. The Company intends to take a more conservative approach to its provision for loan losses in the coming months. The Company's non-performing assets as a percentage of total assets was .91 % at January 31, 1998, as compared to .96% at October 31, 1997.

Provision for Income Taxes

       The Company recognized provision for income taxes of $88,000 for the three months ended January 31, 1998 as compared to $82,000 for the same period in the prior year. The effective tax rate during the three months ended January 31, 1998 was 38.9% (federal and state) as compared to 39% during the same period in the prior year.

Regulatory Capital

       The Bank is subject to capital requirements of the Office of the Comptroller of the Currency ("OCC"). The OCC requires the Bank to maintain minimum ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8% respectively. Tier I capital consists of total stockholders' equity calculated in accordance with generally accepted accounting principals less intangible assets, and total capital is comprised of Tier I capital plus certain adjustments, the only one of which is applicable to the Bank is the allowance for loan losses. Risk- weighted assets refer to the on- and off-balance sheet exposures of the Bank adjusted for relative risk levels using formulas set forth by OCC regulations. The Bank is also subject to an OCC leverage capital requirement, which calls for a minimum ratio of Tier I capital to quarterly average total assets of 3% to 5%, depending on the institution's composite ratings as determined by its regulators.

       At January 31, 1998 the Bank's Tier I capital was $9.5 million and total capital was $9.9 million. The risk-weighted assets were $57.0 million and the quarterly average assets were $75.9 million. Tier I capital to risk-weighted assets was 16.7% and total capital to risk-weighted assets was 17.4%. Tier I capital to average assets for the quarter was 12.5%. The Bank exceeds the capital requirements of the regulators.

Liquidity and Capital Resources

       The Company's principal sources of funds are deposits and principal and interest payments collected on loans, investments and related securities. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition. Additionally, the Company may borrow funds from the FHLB of Chicago or utilize other borrowings of funds based on need, comparative costs and availability at the time. The Company intends to pursue additional correspondent relationships as a means of having additional borrowing capabilities.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations



Liquidity and Capital Resources - Continued

       At January 31, 1998 the Company had $2.0 million in advances from the FBLB of Chicago outstanding up from having no FBLB advances as of October 31, 1997. The Company uses its liquidity resources principally to meet outstanding commitments on loans, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. The Company anticipates that it will have sufficient funds available to meet current loan commitments. At January 31, 1998, the Company had outstanding commitments to extend credit which amounted to $3.4 million (including $2.5 million, in available revolving commercial lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

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

                            PART II OTHER INFORMATION


   Item 1.     Legal Proceedings

               None



   Item 2.     Changes in Securities
               None.


   Item 3.     Defaults Upon Senior Executives
               None.


   Item 4.     Submission of Matters to a Vote of Security Holders
               Not Applicable

   Item 5.     Other Information

   Item 6.     Exhibits and Reports on Form 8-K
               Exhibits:        I.  Statement Regarding Computation of Earnings
                                II. Financial Data Schedule



   Reports on Form 8-K

   None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FIRST ROBINSON FINANCIAL
                                      CORPORATION



Date:    March 16, 1998               /s/ Rick L. Catt
         --------------               -------------------------------------
                                      Rick L. Catt
                                      President and Chief Executive Officer

Date:    March 16, 1998               /s/ Jamie E. McReynolds
         --------------               -------------------------------------
                                      Jamie E. McReynolds
                                      Chief Financial Officer and Vice President