Form 10KSB
period 1998-03-31
FIRST ROBINSON FINANCIAL CORP
filed 1998-06-29
CIK 1035991

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                For the fiscal year ended March 31, 1998

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from __________________ to _____________________
     Commission file number 0-29276


                      FIRST ROBINSON FINANCIAL CORPORATION
                 (Name of small business issuer in its charter)


           Delaware                                               36-4145294
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


501 East Main Street, Robinson, Illinois                            62454
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code:  (618) 544-8621

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $0.01 per share
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State the issuer's revenues for its most recent fiscal year: $2.6 million.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and ask price of such stock as of March 31, 1998, was approximately $12.5 million.

     As of March 31, 1998, there were 859,625 shares issued and outstanding of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Parts II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended March 31, 1998.

     Part III of Form 10-KSB - Portions of Proxy Statement for 1998 Annual Meeting of Stockholders.

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

                             IMPACT OF THE YEAR 2000

     The Company has conducted a comprehensive review of its computer systems to identify applications that could be affected by the "Year 2000" issue, and has developed an implementation plan to address the issue. The Company's data processing is performed primarily in-house; however software and hardware utilized is under maintenance agreements with third party vendors, consequently the Company is very dependent on those vendors to conduct its business. The
Company has already contacted each vendor to request time tables for year 2000 compliance and expected costs, if any, to be passed along to the Company. To date, the Company has been informed that its primary service providers anticipate that all reprogramming efforts will be completed by December 31, 1999, allowing the Company adequate time for testing. Certain other vendors have not yet responded, however, the Company will pursue other options if it appears that these vendors will be unable to comply. Management does not expect these costs to have a significant impact on its financial position or results of operations however, there can be no assurance that the vendors systems will be 2000 compliant, consequently the Company could incur incremental costs to convert to another vendor. The Company has identified certain of its hardware and software equipment that will not be Year 2000 compliant and intends to purchase new equipment and software prior to March 31, 1999. These capital expenditures are expected to total approximately $250,000.

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

     The Bank. The Bank is a community-oriented financial institution. The Bank seeks to serve the financial needs of the residents and businesses in its market area. The principal business of the Bank has historically consisted of attracting retail deposits from the general public and investing those funds in primarily one-to four-family residential real estate loans and, to a lesser extent, consumer loans, commercial real estate loans and commercial business loans. At March 31, 1998, substantially all of the Bank's real estate mortgage loans, were secured by properties located in the Bank's market area. The Bank also invests in investment and equity securities and mortgage-backed securities, and other permissible investments.

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

Market Area

     The Bank primarily serves Crawford County, Illinois. The Bank currently has four offices located in Robinson, Palestine and Oblong, Illinois.

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

     The Bank, and therefore the Company, is dependent upon the economy of its market share for continued success, since the vast majority of its loans are located in the Bank's market area. See Note 16 of Notes To Consolidated Financial Statements.

Lending Activities

     General. The Bank's loan portfolio consists primarily of conventional, first mortgage loans secured by one- to four-family residences and, to a lesser extent, consumer loans, commercial real estate loans, commercial business loans and multi-family real estate and construction loans. At March 31, 1998, the Bank's gross loans outstanding totaled $65.6 million, of which $30.4 million or 46.3% were one-to four-family residential mortgage loans. Of the one- to four-family mortgage loans outstanding at that date, 7.5% were fixed-rate loans, and 92.5% were adjustable-rate loans. At that same date, consumer loans totaled $11.6 million or 17.7% of the Bank's total loan portfolio, all of which were fixed-rate loans. Also at that date, the Bank's commercial real estate loans totaled $13.5 million or 20.5% of the Bank's total loan portfolio of which 92.0% were adjustable-rate loans. At March 31, 1998, commercial business loans totaled $9.4 million or 14.3% of the Bank's total loan portfolio, of which 53.3% were fixed-rate loans and 46.7% were adjustable-rate loans. At that same date, multi-family real estate and construction loans totaled $715,000 or 1.1% of the Bank's total loan portfolio. See Notes 1 and 4 To Consolidated Financial Statements.

     The Bank also invests in mortgage-backed securities, Government securities, obligations of states or political subdivisions and other debt securities. At March 31, 1998, mortgage-backed securities totaled $1.4 million or 27.9% of the Bank's total investment and mortgage-backed securities portfolio, government securities and obligations of states and political subdivisions and other debt securities totaled $3.7 million, or 72.1% of the Bank's total investment and mortgage-backed securities portfolio.

     The Bank's loans-to-one borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of National Banks." At March 31, 1998, the maximum amount which the Bank could have lent under this limit to any one borrower and the borrower's related entities was approximately $1.5 million. At March 31, 1998, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. The Bank's five largest lending relationships at March 31, 1998 were as follows: (i) $1.6 million in loans to a motel/lodging corporation, of which $500,000 was participated to other lenders, secured by real estate, equipment, inventory, government and personal guarantees; (ii) $3.3 million in loans to a heavy equipment contractor, of which $2.2 million was participated to other lenders, secured by real estate, equipment, inventory and accounts receivable as well as certificates of deposit and personal guarantees;
(iii) $1.0 million in loans to a fast food franchise secured by real estate, equipment, inventory and personal guarantees; (iv) $1.8 million in loans to a grain farming operation and grain elevator business, of which $775,000 is participated to other lenders, secured by real estate, warehouse receipts and personal guarantees; and (v) $772,000 in loans to a custom sledge application contractor, secured by real estate, equipment, inventory, accounts receivable as well as personal guarantees. At March 31, 1998, all of these loans totaling $8.5 million in the aggregate, of which $3.5 million was participated to other lenders, were performing in accordance with their terms.

     Loan Portfolio Composition. The following information concerning the composition of the Bank's loan portfolios in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                          For the Five
                                          Months Ended
                                            March 31,                                     October 31,
                                     ----------------------         ---------------------------------------------------------
                                              1998                           1997                           1996
                                     ----------------------         ----------------------         ----------------------
                                      Amount        Percent          Amount        Percent          Amount        Percent
                                     --------       -------         --------       -------         --------       -------
Real Estate Loans:
 One- to four-family .............   $ 30,393         46.32%        $ 29,894         46.22%        $ 27,784         50.61%
 Multi-family ....................        117           .18              124           .19              141           .26
 Commercial ......................     13,466         20.52           12,420         19.20            9,594         17.47
 Construction or development .....        598           .91              578           .89               76           .14
                                     --------        ------         --------       -------         --------        ------
     Total real estate loans .....     44,574         67.93           43,016         66.50           37,595         68.48
                                     --------        ------         --------       -------         --------        ------

Other Loans:
 Consumer Loans:
  Deposit account ................        654          1.00              657          1.01              571          1.04
  Automobile .....................      8,536         13.01            9,480         14.66            8,764         15.96
  Other ..........................      2,440          3.72            2,392          3.70            2,717          4.95
                                     --------        ------         --------       -------         --------        ------
     Total consumer loans ........     11,630         17.73           12,529         19.37           12,052         21.95
                                     --------        ------         --------       -------         --------        ------
 Commercial business loans .......      9.408         14.34            9,140         14.13            5,257          9.57
                                     --------        ------         --------       -------         --------        ------
     Total other .................     21,038         32.07           21,669         33.50           17,309         31.52
                                     --------        ------         --------       -------         --------        ------
     Total loans .................     65,612        100.00%          64,685        100.00%          54,904        100.00%
                                     --------        ======         --------       =======         --------        ======

Less:
 Loans in process ................       (713)                          (243)                           (43)
 Unearned discounts ..............         --                            --                              --
 Allowance for losses ............       (665)                          (482)                          (413)
                                     --------                       --------                        -------
 Total loans receivable, net .....   $ 64,234                         63,960                        $54,448
                                     ========                       ========                        =======





                                                           October 31,
                                     ----------------------------------------------------
                                                 1995                        1994
                                         --------------------       ---------------------
                                         Amount       Percent        Amount       Percent
                                        --------      -------       --------      -------
Real Estate Loans:
 One- to four-family .............      $ 23,448        51.80%      $ 21,058        61.04%
 Multi-family ....................           174          .38            190          .55
 Commercial ......................         5,560        12.29          3,961        11.48
 Construction or development .....           514         1.14            140          .41
                                        --------       ------       --------       ------
     Total real estate loans .....        29,696        65.61         25,349        73.48
                                        --------       ------       --------       ------

Other Loans:
 Consumer Loans:
  Deposit account ................         1,069         2.36            442         1.28
  Automobile .....................         7,273        16.07          5,133        14.88
  Other ..........................         2,591         5.73          1,412         4.09
                                        --------       ------       --------       ------
     Total consumer loans ........        10,933        24.16          6,987        20.25
                                        --------       ------       --------       ------
 Commercial business loans .......         4,628        10.23          2,164         6.27
                                        --------       ------       --------       ------
     Total other .................        15,561        34.39          9,151        26.52
                                        --------       ------       --------       ------
     Total loans .................        45,257       100.00%        34,500       100.00%
                                        --------       ======       --------       ======

Less:
 Loans in process ................         (148)                        (119)
 Unearned discounts ..............           --                           --
 Allowance for losses ............         (255)                        (288)
                                        -------                      -------
 Total loans receivable, net .....      $44,854                      $34,093
                                        =======                      =======

     The following schedule illustrates the interest rate sensitivity of the Bank's loan portfolio at March 31, 1998. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                            Real Estate
                              --------------------------------------
                              One- to Four-Family  Multi-family and                            Commercial
                               and Construction       Commercial           Consumer             Business           Total
                              -------------------  -----------------   ----------------    -----------------  -----------------
                                        Weighted            Weighted           Weighted             Weighted           Weighted
                                         Average             Average            Average              Average            Average
                               Amount     Rate     Amount     Rate     Amount    Rate      Amount     Rate    Amount      Rate
                              --------------------------------------   ----------------    ------------------ -----------------
                                                                     (Dollars in Thousands)

  Due During
 Years Ending
   March 31,
 ------------
1999(1) ..................    $10,248     8.79%   $ 8,053     9.07%    $2,090    10.11%    $6,349     9.02%   $26,740     9.03%
2000 and 2001 ............     13,427     8.77      3,656     8.51      4,533    10.66      1,451     8.36     23,067     9.07
2002 and 2003 ............      1,126     8.30      1,346     7.59      4,798     9.80        805     8.33      8,075     9.08
After 2003 ...............      6,190     7.75        528     7.91        209    10.39        803     7.56      7,730     7.81
                              -------    -----    -------    -----    -------    -----    -------    -----    -------    -----
Total ....................    $30,991     8.56%   $13,583     8.73%   $11,630    10.20%    $9,408     8.73%   $65,612     8.91%
                              =======    =====    =======    =====    =======    =====     ======    =====    =======    =====

----------
(1)  Includes demand loans, loans having no stated maturity and overdraft loans.


     The total amount of loans due after March 31, 1999 which have predetermined interest rates is $14.2 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $24.7 million.

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

     One- to Four-Family Residential Mortgage Lending. Residential loan originations are generated by the Bank's marketing efforts, its present customers, walk-in customers, referrals from real estate brokers. Historically, the Bank has focused its lending efforts primarily on the origination of loans secured by one- to four-family residential mortgages in its market area. At March 31, 1998, the Bank's one- to four-family residential mortgage loans totaled $30.3 million, or 46.3%, of the Bank's gross loan portfolio of which $101,000 was non-performing at that date.

     The Bank generally offers only adjustable rate mortgage loans, but has in the past also offered fixed-rate mortgage loans. For the year ended March 31, 1998, the Bank originated $6.8 million of real estate loans, of which $4.1 million were secured by one- to four-family residential real estate, and $2.7 million was secured by commercial real estate. Substantially all of the Bank's one- to four-family residential mortgage originations are secured by properties located in its market area.

     The Bank offers adjustable-rate mortgage loans at rates and on terms determined in accordance with market and competitive factors. The Bank currently originates adjustable-rate mortgage loans with a term of up to 25 years. The Bank currently offers one-year and three-year adjustable-rate mortgage loans with a stated interest rate margin generally over the one-year Treasury Bill Index, which adjusts at one and three year terms, respectively. Increases or decreases in the interest rate of the Bank's adjustable-rate loans is generally limited to 100 basis points at any adjustment date for a one-year adjustable rate loan, 200 basis points for a three-year adjustable rate loan, and 600 basis points over the life of the loan. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as are the Bank's liabilities. The Bank qualifies borrowers for adjustable-rate loans based on the initial interest rate of the loan. As a result, the risk of default on these loans may increase as interest rates increase. See "Asset Quality - Non-Performing
Assets." At March 31, 1998, the total balance of one-to four-family adjustable-rate loans was $28.1 million or 42.8% of the Bank's gross loan portfolio. See "-Originations, Purchases and Sales of Loans."

     The Bank offers fixed-rate mortgage loans but with only short-term maturities of up to 5 years. At March 31, 1998, the total balance of one- to four-family fixed-rate loans was $1.7 million or 2.5% of the Bank's gross loan portfolio. The Bank also offers U.S. Department of Agriculture (USDA) Guaranteed Rural Housing Loans to first-time home buyers with minimal to no down payments and that meet certain income limitations. These loans are 30-year fixed rate loans with a 90% guarantee from USDA. At March 31, 1998, the total balance of USDA Guaranteed Rural Housing Loans was $621,000 or .90% of the Bank's gross loan portfolio. See "- Originations, Purchases and Sales of Loans."

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

     Consumer Lending. The Bank offers secured and unsecured consumer loans. Secured loans may be collateralized by a variety of asset types, including automobiles, mobile homes and deposits. The Bank currently originates substantially all of its consumer loans in its primary market area. At March 31, 1998, the Bank's consumer loan portfolio totaled $11.6 million, or 17.7% of its gross loan portfolio, substantially all of which were fixed rate loans. Under federal law, the Bank's consumer loan portfolio, when aggregated with investments in investment grade corporate debt, cannot exceed 35% of assets. A national bank has no consumer loan portfolio limitations.

     A significant component of the Bank's consumer loan portfolio consists of new and used automobile loans. These loans generally have terms that do not exceed five years. Generally, loans on vehicles are made in amounts up to 80% of the sales price. At March 31, 1998, the Bank's automobile loans totaled $8.5 million or 13.0% of the Bank's gross loan portfolio. Of this amount approximately $7.7 million or 90.6% and $800,000 or 9.4% were originated on a direct and indirect basis, respectively.

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

     Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At March 31, 1998, $24,000 of the Bank's consumer loans were non-performing. There can be no assurances that additional delinquencies will not occur in the future.

     Commercial Real Estate Lending. The Bank also originates commercial real estate loans. At March 31, 1998 approximately $13.5 million, or 20.5% of the Bank's gross loan portfolio, was comprised of commercial real estate loans of which $36,000 were non-performing at that date. Of this amount, approximately $1.1 million or 8.0% of these loans were fixed-rate commercial real estate loans and approximately $12.4 million or 92.0% were adjustable rate loans. The largest commercial real estate loan was for $1.6 million, of which $500,000 was participated to other lenders. At March 31, 1998 this borrower had approximately $1.1 million outstanding to the Bank.

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

     Commercial Business Lending. The Bank also originates commercial business loans. At March 31, 1998 approximately $9.4 million, or 14.3% of the Bank's gross loan portfolio, was comprised of commercial business loans of which none were non-performing at that date. Of this amount, approximately $5.0 million or 53.3% were fixed rate loans and approximately $4.4 million or 46.7% were adjustable rate loans. The largest commercial business loans are loans of $772,000 to a custom sledge application contractor.

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

     Construction Lending. The Bank had $598,000 in construction loans for one- to four-family residences or .91% of the total loan portfolio at March 31, 1998. No construction loans for commercial property existed as of March 31, 1998.

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

     Multi-Family Lending. The Bank offers one- to three-year adjustable-rate multi-family loans for terms of up to 20 years. The Bank will generally lend up to 80% of the value of the collateral securing the loan. At March 31, 1998, the Bank had $117,000 of multi-family real estate loans or .18% of the Bank's gross loan portfolio was comprised of such loans of which none were non-performing at that date.

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

     While the Bank currently originates adjustable-rate and fixed-rate loans, its ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For the year ended March 31, 1998, the Bank originated $7.8 million in fixed-rate loans and $6.5 million in adjustable-rate loans.

     The Bank sold through participations with other lenders, $58,000 in commercial business loans for the year ended March 31, 1998. Sales of these loans generally are beneficial to the Bank since these sales may produce future servicing income, provide funds for additional lending and other investments and increase liquidity. The Bank does not sell loans pursuant to forward sales commitments and, therefore, an increase in interest rates after loan origination and prior to sale may adversely affect the Bank's income at the time of sale.

     During the year ended March 31, 1998, the Bank purchased no loans from other lenders, none of which was originated by the other lenders, none of which, were originated by the Bank, participated to other lenders, and then repurchased by the Bank.

     The following table shows the loan origination, purchase, sale and repayment activities of the Bank for the periods indicated.

                                                    For the Five
                                                    Months Ended
                                                    March 31,       Year Ended October 31,
                                                    ------------   ----------------------
                                                       1998          1997       1996
                                                     ----------    --------    -------
Originations by type:
  Real estate:
     One to four family ........................      $4,135        $12,592      $11,883
     Multi-family ..............................          --             --           --
     Commercial ................................       2,705          7,265        4,703
                                                      ------        -------      -------

Other:
     Consumer ..................................       3,683         11,760       12,391
     Commercial business .......................       3,818          9,291        7,717
                                                      ------        -------      -------
        Total loans originated .................      14,341         40,908       36,694
                                                      ------        -------      -------
Purchases:
Real Estate:
     Commercial ................................          --            119           --

Other:
     Commercial business .......................          --            498           --
                                                      ------        -------      -------
       Total loan purchases ....................          --            617           --
                                                      ------        -------      -------

Mortgage-backed securities .....................          --             --        2,174
                                                      ------        -------      -------
     Total purchases ...........................          --             --        2,174
                                                      ------        -------      -------
Sales and Repayments:
Real estate:
     Commercial ................................          --          1,727          990
     Mortgage-backed securities sales ..........         942          1,727          990

Other:
Commercial business ............................          58            360          754
                                                      ------        -------      -------
     Total sales ...............................       1,000          2,087        1,744
                                                      ------        -------      -------

Principal reductions
     Loans .....................................      12,892         29,315       23,917
     Mortgaged-backed securities ...............         752            854        1,136
                                                      ------        -------      -------
      Total Reductions .........................      13,644         30,169       26,797
                                                      ------        -------      -------
Decreases in other items, net ..................        (507)          (342)      (1,386)
                                                      ------        -------      -------
Net Increase (decrease) ........................       $(810)        $8,927      $10,685
                                                      ======        =======      =======

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

     The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at March 31, 1998.

                                                                  Loans Delinquent For:
                                   -------------------------------------------------------------------------------------
                                       60-89 Days(1)        90 Days and  Days(1)                        Nonaccrual
                                   --------------------     --------------------                 -----------------------
                                                      Percent                        Percent                       Percent
                                                      of Loan                        of Loan                       of Loan
                                  Number     Amount   Category   Number    Amount    Category   Number   Amount    Category
                                  ------     ------   --------   ------    ------    --------   ------   ------    --------
                                                                     (Dollars in Thousands)
Real Estate:
  One- to ...................       --        $--         --       --       $--        --        2       $101       .33
four-family
 Commercial .................       --         --         --       --        --        --        1         36       .27
real estate
Consumer ....................        1         17        .15       --        --        --        3         24       .20
Commercial
business ....................       --         --         --       --        --        --       --         --        --
                                   ---        ---        ---      ---       ---       ---       --       ----       ---

     Total ..................        1        $17        .02%      --       $--        --%       6       $161       .25%
                                   ===        ===        ===      ===       ===       ===       ==       ====       ===

                                          Total Delinquent Loans
                                     --------------------------------
                                                             Percent
                                                             of Loan
                                      Number      Amount    Category
                                      ------      ------    --------
Real Estate:
  One- to ...................           2         $101        .33
four-family
 Commercial .................           1           36        .27
real estate
Consumer ....................           4           41        .35
Commercial
business ....................          --           --         --
                                       --         ----        ---
     Total ..................           7         $178        .27%
                                       ==         ====        ===

----------
(1)  Loans are still accruing.

     Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. Foreclosed assets include assets acquired in settlement of loans.


                                          For the Five
                                          Months Ended            For the Year Ended
                                            March 31,                 October 31,
                                          ------------  ----------------------------------------
                                              1998       1997       1996       1995        1994
                                             ------     ------     -------    -------     ------
                                                           (Dollars in Thousands)
Non-accruing loans:
  One- to four-family ......................   $101       $ 67       $ 44       $ --       $ --
  Commercial real estate ...................     36        231         --         --         --
  Consumer .................................     24         16         24         --         --
  Commercial business ......................     --         20         --         --         --
                                               ----       ----       ----       ----       ----
    Total ..................................    161        334         68         --         --
                                               ----       ----       ----       ----       ----

Accruing loans delinquent more than 90 days:
  One- to four-family ......................     --         --         15         10         --
  Commercial real estate ...................     --         --         21         --         --
  Consumer .................................     --         --         --          2          5
  Commercial business ......................     --         --         --         --          8
                                               ----       ----       ----       ----       ----
    Total .................................      --         --         36         12         13
                                               ----       ----       ----       ----       ----

Foreclosed assets:
  One- to four-family ......................    193        287        278         18         19
  Commercial real estate ...................     28         48         --         --         --
  Consumer .................................     56         55          7          6         --
                                               ----       ----       ----       ----       ----
     Total .................................    277        390        285         24         19
                                               ----       ----       ----       ----       ----

Total non-performing assets ................   $438       $724       $389       $ 36       $ 32
                                               ====       ====       ====       ====       ====

Total as a percentage of total assets ......    .55%       .96%       .61%       .07%       .07%
                                               ====       ====       ====       ====       ====


     For the year ended March 31, 1998, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $5,000. There was $0 that was included in interest income on such loans for the year ended March 31, 1998.

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

     In connection with the filing of its periodic reports with the OCC and in accordance with its classification of assets policy, the Bank regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at March 31, 1998, the Bank had classified a total of $2.1 million of its assets as substandard and none as doubtful or loss. At March 31, 1998, total classified assets comprised $2.1 million, or 22.3% of the Bank's capital, or 2.6% of the Bank's total assets.

     Other Loans of Concern. As of March 31, 1998, there were $136,000 million loans identified, but not classified, by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

     Real estate properties acquired through foreclosure are recorded at the lower of cost or fair value minus estimated cost to sell. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At

March 31, 1998, the Bank had three real estate properties acquired through foreclosure totaling $221,000.

     Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At March 31, 1998, the Bank had a total allowance for loan losses of $665,000, representing 1.0% of the Bank's loans. See Note 1 of Notes To Consolidated Financial Statements.

     The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

                               For the Five Months Ended
                                        March 31,                                       October 31,
                            -------------------------------  ----------------------------------------------------------------
                                         1998                            1997                               1996
                            -------------------------------  ------------------------------    ------------------------------
                                                   Percent                         Percent                            Percent
                                                   of Loans                        of Loans                           of Loans
                                          Loan     in Each                Loan     in Each                   Loan     in Each
                            Amount of    Amounts   Category Amount of    Amounts   Category    Amount of    Amounts   Category
                            Loan Loss      by      to Total Loan Loss      by      to Total    Loan Loss      by      to Total
                            Allowance   Category   Loans    Allowance   Category   Loans       Allowance   Category   Loans
                            ---------   ---------  ------   ---------   ---------  ------      ---------   ---------  ------
One- to four-
family ....................   $181     $30,393     46.32%      $100       $29,894    46.22%      $ 77     $27,784      50.61%
Multi-family ..............     --         117       .18         --           124      .19         --         141        .26
Commercial
   real estate ............    196      13,466     20.52        110        12,420    19.20         61       9,594      17.47
Construction or
   development ............     --         598       .91         --           578      .89         --          76        .14
Consumer ..................    137      11,630     17.73         57        12,529    19.37         58      12,052      21.95
Commercial
   business ...............    147       9,408     14.34         66         9,140    14.13         58       5,257       9.57
Unallocated ...............      4          --        --        149            --       --        159          --         --
                              ----     -------    ------       ----       -------   ------       ----     -------     ------
            Total .........   $665     $65,612    100.00%      $482       $64,685   100.00%      $413     $54,904     100.00%
                              ====     =======    ======       ====       =======   ======       ====     =======     ======


                                                    October 31,
                       ----------------------------------------------------------------

                                      1995                           1994
                       -------------------------------- -------------------------------

                                               Percent                         Percent
                                               of Loans                        of Loans
                                      Loan     in Each                Loan     in Each
                        Amount of    Amounts   Category Amount of    Amounts   Category
                        Loan Loss      by      to Total Loan Loss      by      to Total
                        Allowance   Category   Loans    Allowance   Category   Loans
                        ---------   ---------  ------   ---------   ---------  ------
One- to four-
family .............       $80       $23,448     51.80%    $82       $21,058    61.04%
Multi-family .......        --           174       .38      --           190      .55
Commercial
   real estate .....        43         5,560     12.29      34         3,961    11.48
Construction or
   development .....        --           514      1.14      --           140      .41
Consumer ...........        72        10,933     24.16      39         6,987    20.25
Commercial
   business ........        51         4,628     10.23      24         2,164     6.27
Unallocated ........         9            --        --     109            --       --
                          ----       -------    ------    ----       -------   ------
            Total ..      $255       $45,257    100.00%   $288       $34,500   100.00%
                          ====       =======    ======    ====       =======   ======

     The following table sets forth an analysis of the Bank's allowance for loan losses.

                                       For the Five
                                          Months
                                          Ended       Year Ended October 31,
                                         March 31, ----------------------------
                                           1998    1997    1996    1995    1994
                                           ----    ----    ----    ----    ----
                                                 (Dollars in Thousands)

Balance at beginning of period .........   $482    $413    $255    $288    $367

Charge-offs:
  One- to four-family ..................     15      25       2      --      --
  Commercial real estate ...............    147      26
  Consumer .............................    198     110      94      44      59
  Commercial business ..................     20      --      26      --     157
                                           ----    ----    ----    ----    ----
                                            380     161     122      44     216
                                           ----    ----    ----    ----    ----

Recoveries:
  One- to four-family ..................     --      --      --      --      30
  Consumer .............................      6      24      10       2       2
  Commercial business ..................     --      --      --      --      81
                                           ----    ----    ----    ----    ----
                                              6      24      10       2     113
                                           ----    ----    ----    ----    ----

Net charge-offs ........................    374     137     112      42     103
Additions charged to operations ........    557     206     270       9      24
                                           ----    ----    ----    ----    ----
Balance at end of period ...............   $665    $482    $413    $255    $288
                                           ====    ====    ====    ====    ====

Ratio of net charge-offs during
 the period to average loans
 outstanding during the period(1) ......    .58%    .23%    .23%    .11%    .32%
                                           ====    ====    ====    ====    ====

Ratio of net charge-offs during
 the period to average
 non-performing assets .................  95.17%  32.31%  54.90%  84.00%  97.17%
                                          =====   =====   =====   =====   =====


Investment Activities

     General. Historically, the Bank has generally maintained liquid assets at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flows projections are regularly reviewed and updated to assure that adequate liquidity is maintained. A national bank is not subject to prescribed requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources" and "Regulation - Liquidity."

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

     Investment Securities. At March 31, 1998, the Bank's investment securities (including a $317,000 investment in the common stock of the FHLB of Chicago and Federal Reserve stock of $123,000) totaled $3.6 million, or 4.6% of its total assets. It has been the Bank's general policy to invest in obligations of state and political subdivisions, federal agency obligations and other investment securities.

     National banks are restricted in investments in corporate debt and equity securities by the Bank. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank's unimpaired capital and unimpaired surplus as defined by federal regulations, which totaled $1.5 million as of March 31, 1998, plus an additional 10% if the investments are fully secured by readily marketable collateral. At March 31, 1998, the Bank was in compliance with this regulation. See "Regulation
- Federal Regulation of National Banks" for a discussion of additional restrictions on the Bank's investment activities. See Notes 1 and 2 of Notes To Consolidated Financial Statements.

     The following table sets forth the composition of the Bank's investment and mortgage-backed securities at the dates indicated.

                                                          For the Five Months                      October 31,
                                                            Ended March 31,   -----------------------------------------------------
                                                                 1998               1997               1996               1995
                                                           ---------------    ---------------    ---------------    ---------------
                                                            Book     % of      Book     % of      Book     % of      Book     % of
                                                            Value    Total     Value    Total     Value    Total     Value    Total
                                                           ------   ------    ------   ------    ------   ------    ------   ------
                                                                                    (Dollars in Thousands)
AVAILABLE FOR SALE
Equity Securities:
   FHLB stock ..........................................   $  317     7.70%   $  317     8.33%   $  264     6.39%   $  240     8.30%
   FHLMC stock .........................................       --       --        --       --       205     4.96       208     7.20
                                                           ------   ------    ------   ------    ------   ------    ------   ------
   Federal Reserve Bank stock ..........................      123     2.99       123     3.24        --       --        --       --
                                                           ------   ------    ------   ------    ------   ------    ------   ------
     Total equity securities ...........................      440    10.69       440    11.57       469    11.35       448    15.50
Investments securities:
   FHLB agency .........................................    2,530    61.42       499    13.12        --       --        --       --
                                                           ------   ------    ------   ------    ------   ------    ------   ------
      Total investment securities ......................    2,530    61.42       499    13.12        --       --        --       --

Mortgage-backed Securities:
   GNMA ................................................      142     3.45       161     4.23       209     5.06       309    10.69
   FNMA ................................................      880    21.36     2,138    56.22     2,730    66.05     1,139    39.42
   FHLMC ...............................................      127     3.08       565    14.86       725    17.54       994    34.39
                                                           ------   ------    ------   ------    ------   ------    ------   ------
     Total mortgage-backed securities ..................    1,149    27.89    $2,864    75.31%   $3,664    88.65%   $2,442    84.50%
                                                           ------   ------    ------   ------    ------   ------    ------   ------

     Total available for sale ..........................   $4,119   100.00%   $3,803   100.00%   $4,133   100.00%   $2,890   100.00%
                                                           ------   ------    ======   ======    ======   ======    ======   ======

HELD TO MATURITY

Investment Securities:
   FHLMC step up .......................................   $   --       --%   $   --       --%   $   --       --%   $  500    38.58%
   Municipal bonds .....................................      190    19.89       210    21.06       245    41.39       265    20.45
   U.S. Treasury notes .................................      500    52.36       500    50.15        --       --        --       --
                                                           ------   ------    ------   ------    ------   ------    ------   ------
     Total investment securities .......................      690    72.25       710    71.21       245    41.39       765    59.03
                                                           ------   ------    ------   ------    ------   ------    ------   ------

Mortgage-backed Securities:
  FHLMC ................................................      265    27.75    $  287    28.79%   $  347    58.61%   $  531    40.97%
                                                           ------   ------    ------   ------    ------   ------    ------   ------
     Total held to maturity ............................   $  955   100.00%   $  997   100.00%   $  592   100.00%   $1,296   100.00%
                                                           ------   ------    ======   ======    ======   ======    ======   ======

Average remaining life of investment securities ........     2.97 Years         3.96 Years         3.31 Years         3.49 Years

Other interest-earning assets:
     Total interest-bearing deposits with banks ........   $5,965   100.00%   $2,662   100.00%   $  868   100.00%   $2,472   100.00%
                                                           ======   ======    ======   ======    ======   ======    ======   ======

     The Bank's investment securities portfolio at March 31, 1998, contained no securities of any issuer with an aggregate book value in excess of 10% of the Bank's retained earnings, excluding those issued by the U.S. government, or its agencies.

     First Robinson's investments, including the mortgage-backed securities portfolio, are managed in accordance with a written investment policy adopted by the Board of Directors.

     OCC guidelines, as well as those of the other federal banking regulators, regarding investment portfolio policy and accounting require Banks to categorize securities and certain other assets as held for "investment," "sale," or "trading." In addition, effective April 1, 1994, the Bank adopted SFAS 115 which states that securities available for sale are accounted for at fair value and securities which management has the intent and the Bank has the ability to hold to maturity are accounted for on an amortized cost basis. The Bank's investment policy has strategies for each type of security. At March 31, 1998, the Bank classified $3.0 million of its investments as available for sale and $690,000 as held to maturity.

     Mortgage-backed Securities. The Bank invests primarily in federal agency obligations. At March 31, 1998, the Bank's investment in mortgage-backed securities totaled $1.4 million or 1.8% of its total assets. Of this amount, $265,000 was held to maturity and $1.1 million was available for sale. At March 31, 1998, the Bank did not have a trading portfolio.

     The following table sets forth the maturities of the Bank's mortgage-backed securities at March 31, 1998.


                                                      Due in
                                        -------------------------------------
                                         1 Year   1 to    5 to 10    10 Years
                                        or Less 5 Years    Years     or More       Total
                                        ------- -------   -------    --------    ---------
Federal Home Loan Mortgage Corporation   $  --   $ 265    $   --     $   127    $     392

  Weighted Average ...................      --    6.00        --        7.75         6.57

Federal National Mortgage Company ....      --      --        --         880          880

  Weighted Average ...................      --      --        --        7.74         7.74

Government National Mortgage Company .      --      --        --         142          142
                                         -----   -----    ------     -------    ---------
  Weighted Average ...................      --      --        --        7.30         7.30
                                         -----   -----    ------     -------    ---------
     Total ...........................   $  --   $ 265    $   --     $ 1,149    $   1,414
                                         =====   =====    ======     =======    =========

  Weighted Average ...................      --%   6.00%       --%       7.69%        7.37%



Sources of Funds

     General. The Bank's primary sources of funds are deposits, receipt of principal and interest on loans and securities, interest earned on deposits with other banks, and other funds provided from operations.

     The Bank has used FHLB advances to support lending activities and to assist in the Bank's asset/liability management strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset\Liability Management." At March 31, 1998, the Bank had $2.0 million in FHLB advances, but had the capacity to borrow up to $17.3 million from the FHLB. See Note 8 of Notes To Consolidated Financial Statements.

     At March 31, 1998, the Bank had $1.6 million in repurchase agreements.  See
Note 9 of Notes to Consolidated Financial Statements.

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

     The Bank has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The Bank endeavors to manage the pricing of its deposits in keeping with its profitability objectives giving consideration to its asset/liability management. The ability of the Bank to attract and maintain savings accounts and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. See Note 7 of Notes To Consolidated Financial Statements.

     The following table sets forth the savings flows at the Bank during the periods indicated.

                                    For the Five
                                    Months Ended    Year Ended October 31,
                                      March 31,     --------------------
                                        1998          1997         1996
                                      -------       -------      -------
                                             (Dollars in Thousands)

Opening balance...............        $61,715      $ 56,691     $ 49,404
Deposits......................         79,439       231,602      185,451
Withdrawals...................         79,279       228,418      179,660
Interest credited.............            755         1,840        1,496
                                      -------      --------      -------
Ending balance................        $62,630      $ 61,715     $ 56,691
                                      =======      ========     ========

Net increase..................        $   915      $  5,024     $  7,287
                                      =======      ========     ========

Percent increase..............           1.48%         8.86%       14.75%
                                      =======      ========     ========

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank for the periods indicated.

                                                        For the Five Months
                                                           Ended March 31,                           October 31,
                                                      ----------------------      --------------------------------------------------
                                                               1998                        1997                        1996
                                                      ----------------------      ----------------------      ----------------------
                                                                    Percent                     Percent                     Percent
                                                       Amount       of Total       Amount       of Total       Amount       of Total
                                                      -------       --------      -------       --------      -------       --------
                                                                                   (Dollars in Thousands)
Transactions and Savings Deposits:
Non-interest bearing demand 0% .................      $ 3,217          5.13%      $ 3,494          5.66%      $ 2,265          4.00%
Passbook Accounts 3.10% ........................        6,508         10.39         5,882          9.53         5,540          9.77
NOW Accounts 3.11% .............................       10,125         16.17         8,381         13.58         6,717         11.85
                                                      -------        ------       -------        ------       -------        ------
Total Non-Certificates .........................       19,850         31.69        17,757         28.77        14,522         25.62
                                                      -------        ------       -------        ------       -------        ------

Certificates:
 2.00 - 3.99% ..................................           69           .11       $   122           .20       $    94           .17%
 4.00 - 5.99% ..................................       23,191         37.03        22,280         36.10        22,958         40.49
 6.00 - 7.99% ..................................       19,520         31.17        21,556         34.93        19,117         33.72
                                                      -------        ------       -------        ------       -------        ------
Total Certificates .............................       42,780         68.31        43,958         71.23%       42,169         74.38
                                                      -------        ------       -------        ------       -------        ------
Total Deposits .................................      $62,630        100.00%      $61,715        100.00%      $56,691        100.00%
                                                      =======        ======       =======        ======       =======        ======

     The following table shows rate and maturity information for the Bank's certificates of deposit as of March 31, 1998.

                                                                        Weighted
                      2.00-     4.00-     6.00-                Percent   Average
                      3.99%     5.99%     7.99%      Total     of Total   Rate
                      -----    -------   -------    -------    -------- --------
Certificate accounts
    maturing
in quarter ending:
--------------------                   (Dollars in Thousands)
June 30, 1998 .....   $  69    $ 6,921   $ 1,872    $ 8,862     20.71%     5.45%

September 30, 1998       --      4,092     1,948      6,040     14.12      5.46

December 31, 1999 .      --      3,084     2,346      5,430     12.69      5.74

March 31, 1999 ....      --      4,008     2,181      6,189     14.47      5.57

June 30, 1999 .....      --        917     1,220      2,137      5.00      5.97

September 30, 1999       --      1,822     1,977      3,799      8.88      5.80

December 31, 1999 .      --        716     1,733      2,449      5.72      6.02

March 31, 2000 ....      --        682     1,543      2,225      5.20      5.90

June 30, 2000 .....      --        190     1,371      1,561      3.65      6.04

September 30, 2000       --        503       918      1,421      3.32      5.95

December 31, 2000 .      --         12       646        658      1.54      6.30

Thereafter ........      --        244     1,765      2,009      4.70      6.08
                      -----    -------   -------    -------    ------      ----

   Total ..........   $  69    $23,191   $19,520    $42,780    100.00%     5.70%
                      =====    =======   =======    =======    ======      ====

   Percent of total     .16%     54.21%    45.63%    100.00%
                      =====    =======   =======    =======


     The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of March 31, 1998.

                                                                                              Maturity
                                                                 -------------------------------------------------------------------
                                                                                 Over           Over
                                                                 3 Months       3 to 6         6 to 12         Over
                                                                 or Less        Months         Months        12 months        Total
                                                                 --------       -------        -------       ---------       -------
Certificates of deposit less than $100,000 .............         $ 6,303        $ 4,738        $ 9,898        $12,774        $33,713
Certificates of deposit of $100,000 or more ............             938          1,302          1,616          3,479          7,335
Public funds of $100,000 or more (1) ...................           1,625             --            107          1,732          1,732
                                                                 -------        -------        -------        -------        -------

Total certificates of deposit ...........................        $ 8,866        $ 6,040        $11,621        $16,253        $42,780
                                                                 =======        =======        =======        =======        =======

---------------
(1) Deposits from governmental and other public entities.

Subsidiary Activities

     As a national bank, the Bank is able to invest unlimited amounts in subsidiaries that are engaged in activities in which the parent bank may engage. In addition, a national bank may invest limited amounts in subsidiaries that provide banking services, such as data processing, to other financial institutions. At March 31, 1998, the Bank had one subsidiary, First Robinson Service Corporation, Inc.

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

     Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document. See Note 10 of Notes To Consolidated Financial Statements.

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

     The Bank's loans-to-one borrower limit is generally limited to 15% of unimpaired capital and surplus. At March 31, 1998, the maximum amount which the Bank could have lent under this limit to any one borrower and the borrower's related entities was approximately $1.5 million. At March 31, 1998, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. The Bank's five largest lending relationships at March 31, 1998 totaled $8.5 million in the aggregate and were performing in accordance with their terms.

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

     In order to equalize the deposit insurance premium schedules for BIF and SAIF insured institutions, the FDIC imposed a one-time special assessment on all SAIF-assessable deposits pursuant to federal legislation passed on September 30, 1996. The Bank's special assessment, which was $281,000, was paid in November 1996, but accrued for the fiscal year ended March 31, 1998. Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF-insured institutions are required to pay a Financing Corporation (FICO) assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980's, equal to 6.48 basis points for each $100 in domestic deposits, while BIF-insured institutions pay an assessment equal to 1.52 basis points for each $100 in domestic deposits. The assessment is expected to be reduced to 2.43 no later than January 1, 2000, when BIF insured institutions fully participate in the assessment. These assessments, which may be revised based upon the level of BIF and SAIF deposits will continue until the bonds mature in the year 2017.

     National Banks. The Bank is subject to the capital regulations of the OCC. The OCC's regulations establish two capital standards for national banks: a leverage requirement and a risk-based capital requirement. In addition, the OCC may, on a case-by-case basis, establish individual minimum capital requirements for a national bank that vary from the requirements which would otherwise apply under OCC regulations. A national bank that fails to satisfy the capital requirements established under the OCC's regulations will be subject to such administrative action or sanctions as the OCC deems appropriate.

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

     Any national banking Company that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the Bank. A Company that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized Companys. In addition, the OCC must appoint a receiver (or conservator with the concurrence of the FDIC) for a Company, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized Company is also subject to the general enforcement authority of the OCC, including the appointment of a conservator or a receiver.

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

Federal Reserve System

     The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At March 31, 1998, the Bank had $123,000 FRB stock, which was in compliance with these reserve requirements.

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

     Capital Requirements. The FRB has established capital requirements for bank holding companies that generally parallel the capital requirements for national banks. For bank holding companies with consolidated assets of less than $150 million, such as the Bank, compliance is measured on a bank-only basis. See "--Regulatory Capital Requirements - National Banks." The Bank's capital exceeds such requirements.

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

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Chicago. At March 31, 1998, the Bank had $317,000 in FHLB stock, which was in compliance with this requirement. In the past year, the Bank has received substantial dividends on its FHLB stock.

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

     The Bank has recorded a deferred tax liability of approximately $21,000, relating to unrealized gains on available-for-sale securities, accumulated depreciation and cash-accrual conversions.

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

Employees

     At March 31, 1998, the Bank had a total of 36 full-time and 8 part-time employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2.  Description of Properties

     The Bank conducts its business through its main office and three branch offices, which are located in Crawford County, Illinois. The Bank owns its main office and branch offices. The following table sets forth information relating to the Bank's office as of March 31, 1998. The total net book value of the Bank's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at March 31, 1998 was approximately $2.9 million.


                                                 Total
                                              Approximate
                                   Date         Square        Net Book Value at
  Location                       Acquired       Footage         March 31, 1998
  --------                       --------       -------         --------------
Main Office:
 501 East Main Street              1985          12,420          $1.5 million
 Robinson, Illinois

Branch Offices:
 119 East Grand Prairie            1995           1,800             384,000
 Palestine, Illinois

 102 West Main Street              1995           2,260              75,000
 Oblong, Illinois

 Outer East Main Street            1997           1,000            $226,000
 Oblong, Illinois

     The Bank believes that its current facilities are adequate to meet the present and foreseeable needs of the Bank and the Holding Company. See Note 6 of Notes To Consolidated Financial Statements.


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

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the year ended March 31, 1998.


                                     PART II

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters

     Page 52 of the attached 1998 Annual Report to Stockholders is herein incorporated by reference.

Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation

     Pages 4 through 19 of the attached 1998 Annual Report to Stockholders are herein incorporated by reference.

Item 7.  Financial Statements

     The following information appearing in the Bank's Annual Report to Stockholders for the year ended March 31, 1998, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.

                                                                                   Pages in
                                                                                    Annual
Annual Report Section                                                               Report
---------------------                                                               ------
Report of Independent Auditors..................................................    21
Consolidated Statements of Financial Condition at the Five Months
   Ended March 31, 1998 and the Fiscal Years Ended October 31,
   1997 and 1996................................................................    22 to 23
Consolidated Statements of Income for the Five Months Ended
   March 31, 1998 and 1997 and the Years Ended October 31, 1997 and 1996........    24
Consolidated Statements of Stockholders= Equity for the Five Months
   Ended March 31, 1998 and the Years Ended October 31, 1997 and 1996...........    25
Consolidated Statements of Cash Flows for the Five Months March 31, 1998
and the Years Ended October 31, 1997 and 1996...................................    26 to 27
Notes to Consolidated Financial Statements......................................    28 to 51

     With the exception of the aforementioned information, the Bank's Annual Report to Stockholders for the year ended March 31, 1998, is not deemed filed as part of this Annual Report on Form 10-KSB.

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

Executive Officers

     Information concerning Executive Officers of the Bank is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 29, 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

     To the Bank's knowledge, based solely on a review of the copies of such reports furnished to the Bank and written representations that no other reports were required, during the fiscal year ended March 31, 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

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

Item 13. Exhibits and Reports on Form 8-K

     (a) Exhibits

Regulation                                                        Reference to
 S-B                                                             Prior Filing or
 Exhibit                                                         Exhibit Number
 Number                     Document                             Attached Hereto
 ------     --------------------------------                     ---------------
   2        Plan of acquisition, reorganization,
            arrangement, liquidation or succession                     None
   3(i)     Certificate of Incorporation                                *
   3(ii)    By-Laws                                                     *
   4        Instruments defining the rights of security                 *
            holders, including debentures
   9        Voting Trust Agreement                                     None
  10        Material Contracts                                         None
  11        Statement re:  computation of per share
            earnings                                                   None
  13        Annual Report to Stockholders                               13
  16        Letter re:  change in certifying accountants               None
  18        Letter re:  change in accounting principles                None
  21        Subsidiaries of Registrant                                  21
  22        Published report regarding matters submitted to            None
            vote of security holders
  23        Consents of Experts and Counsel                            None
  24        Power of Attorney                                      Not required
  27        Financial Data Schedule                                     27
  99        Additional Exhibits                                        None
----------
* Filed as exhibits to the Company's Form S-1 registration statement filed on March 19, 1997 (File No. 333-23625) of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.


     (b) Reports on Form 8-K

     The Company filed no reports on Form 8-K during the last quarter of the period covered by this Form 10-K.

                                   SIGNATURES


     In accordance with Section 13 of 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FIRST ROBINSON FINANCIAL
                                           CORPORATION


Date:  June 29, 1998                     By: /s/ Rick L. Catt
       ---------------------                 --------------------------------
                                             Rick L. Catt
                                             (Duly Authorized Representative)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.


By: /s/ Rick L. Catt                     By: /s/ Jamie E. McReynolds
    ---------------------------------        ---------------------------------
    Rick L. Catt, Director, President        Jamie E. McReynolds, Vice
    and Chief Executive Officer              President, Chief Financial Officer
    (Principal Executive and Operating       and Secretary (Chief Financial
    Officer)                                 and Accounting Officer)


Date:  June 29, 1998                     Date:  June 29, 1998
       ------------------------------           ------------------------------


By: /s/ Scott F. Pulliam                 By:  /s/ James D. Goodwine
    ---------------------------------         --------------------------------
    Scott F. Pulliam, Director                   James D. Goodwine, Director


Date:  June 29, 1998                     Date:  June 29, 1998
       ------------------------------           ------------------------------


By: /s/ Clell T. Keller                  By:  /s/ Rick L. Catt
    ---------------------------------         --------------------------------
    Clell T. Keller, Director                 Rick L. Catt, Director


Date:  June 29, 1998                     Date:  June 29, 1998
       ------------------------------           ------------------------------


By: /s/ William K. Thomas                By:  /s/ Donald K. Inboden
    ---------------------------------         --------------------------------
    William K. Thomas, Director               Donald K. Inboden, Director


Date:  June 29, 1998                     Date:  June 29, 1998
       ------------------------------           ------------------------------