Form 10QSB
period 1998-06-30
FIRST ROBINSON FINANCIAL CORP
filed 1998-08-13
CIK 1035991

SECURITY AND EXCHANGE COMMSSION

                              WASHNGTON, D.C. 20549

                                   FORM IO-QSB


(Mark One)
     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1998

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               Commission File Number: 0-29276

                      FIRST ROBINSON FINANCIAL CORPORATION
               (Exact name of registrant as specified its charter)

            DELAWARE                                        36-4145294
  (State or other jurisdiction                       I.R.S. Employer ID Number
of incorporation or organization)


                 501 EAST MAIN STREET, ROBINSON. ILLINOIS 62454
               (Address of principal executive offices) (Zip Code)

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

                           YES _X_           NO ___

As of June 30, 1998, the Registrant had 859,625 shares of Common Stock, par value $0.01, issued and outstanding.

                      FIRST ROBINSON FINANCIAL CORPORATION

                               Index to Form 10QSB

PART 1. FINANCIAL INFORMATION                                              PAGE

     Item 1. Financial Statements

          Consolidated Balance Sheets as of June 30, 1998
             And March 31, 1998                                              3

          Consolidated Statements of Income for the Three-Month
             Periods Ended June 30, 1998 and 1997                            4

          Consolidated Statements of Stockholders' Equity for the
             Three-Month Periods Ended June 30, 1998 and 1997                5

          Consolidated Statements of Cash Flows for the Three-Month
             Periods Ended June 30, 1998 and 1997                            6

          Notes to Consolidated Financial Statements                         8

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations                  10

PART II OTHER INFORMATION

     Item 1. Legal Proceedings                                              14

     Item 2. Changes in Securities                                          14

     Item 3. Defaults Upon Senior Securities                                14

     Item 4. Submission of Matters to a Vote of Security Holders            14

     Item 5. Other Information                                              14

     Item 6. Exhibits and Reports on Form 8-K                               14


     SIGNATURES                                                             15

             Exhibit 11   Statement Regarding Computation of Earnings       16

             Exhibit 27   Financial Data Schedule                           17

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                                     Unaudited     Audited
                                                                      June 30,    March 31,
                                                                        1998        1998
                                                                      --------    ---------
                                                                            (1,000's)
                                     ASSETS

Cash and Cash Equivalents:
Cash and due from banks                                               $    506    $    609
Interest bearing deposits                                                2,745       5,965
                                                                      --------    --------
     Total Cash and Cash Equivalents                                     3,251       6,574

Securities available for sale, amortized cost of $8,414 and $4,065
  at June 30, 1998 and March 31, 1998 respectively                       8,394       4,119
Securities held to maturity, estimated market value of $981 and
  $967 at June 30, 1998 and March 31, 1998, respectively                   966         955
Loans receivable, net                                                   64,032      64,234
Accrued interest receivable                                                691         715
Premises and equipment, net                                              2,937       2,897
Foreclosed real estate                                                     160         221
Prepaid income tax                                                           0          29
Other assets                                                               130         224
                                                                      --------    --------

     Total Assets                                                     $ 80,561    $ 79,968
                                                                      --------    --------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                              $ 63,019    $ 62,630
Advances from Federal Home Loan Bank                                     2,000       2,000
Repurchase agreements                                                    2,071       1,644
Advances from Borrowers for taxes and insurance                            102          75
Accrued interest payable                                                   297         348
Accrued income  taxes                                                       67           0
Deferred income taxes                                                      128         157
Other liabilities                                                          105         219
                                                                      --------    --------
     Total Liabilities                                                  67,789      67,073
                                                                      --------    --------

Commitments and Contingencies

Stockholders' Equity
  Common stock, $ .01 par value; authorized 2,000,000 shares
     859,625 shares issued and outstanding                                   9           9
  Preferred stock, $.01 par value; authorized 500,000 shares,
     No shares issued and outstanding
Paid-in capital                                                          8,245       8,232
Retained earnings                                                        5,114       5,223
Accumulated other comprehensive income, net of related tax
  Of ($8) and $19 at June 30, 1998 and March 31, 1998, respectively        (12)         33
Unearned employee stock ownership plan                                    (584)       (602)
                                                                      --------    --------
              Total Stockholders' Equity                                12,772      12,895
                                                                      --------    --------
              Total Liabilities and Stockholders' Equity              $ 80,561    $ 79,968
                                                                      --------    --------

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  For the Quarters Ended June 30, 1998 and 1997
                                   (Unaudited)

                                                                 1998      1997
                                                                ------    ------
                                                                    (1,000's)

Interest Income:
  Interest on Loans                                             $1,457    $1,401
  Interest and dividends on securities                             157       124
                                                                ------    ------
    Total interest income                                        1,614     1,525
                                                                ------    ------

Interest expense:
  Interest on deposits                                             737       760
  Interest on FHLB advances                                         25        57
  Interest on repurchase agreements                                 29         1
                                                                ------    ------
  Total interest expense                                           791       818
                                                                ------    ------

    Net interest income                                            823       707

Provision for loan losses                                           70        18
                                                                ------    ------

    Net interest income after provision for loan losses            753       689
                                                                ------    ------

Non-interest income:
  Service charges                                                   65        47
  Loan fees                                                         31        46
  Gain on sale of loans                                              0       113
  Other non-interest income                                         41        29
                                                                ------    ------
    Total other income                                             137       235
                                                                ------    ------

Non-interest expense:
  Compensation and employee benefits                               322       305
  Occupancy and equipment                                          109        88
  Foreclosed property expense                                       14        14
  Data Processing                                                   19        15
  Audit, legal and other professional                               26         7
  SAIF deposit insurance                                            10        10
  Advertising                                                       15        16
  Telephone and postage                                             22        22
  Other                                                            109        86
                                                                ------    ------
    Total other expenses                                           646       563
                                                                ------    ------

  Income before income tax                                         244       361

Provision for income taxes                                          95       141
                                                                ------    ------

  Net Income                                                    $  149    $  220
                                                                ------    ------

Earnings Per Share-Basic                                        $  .19       N/A
Earnings Per Share-Diluted                                      $  .19       N/A

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  For The Quarters Ended June 30, 1998 and 1997
                                   (Unaudited)


                                                                            Unallocated
                                                                              Employee      Accumulated
                                                                                Stock          Other
                                          Common     Paid-in     Retained     Ownership     Comprehensive             Comprehensive
                                          Stock      Capital     Earnings       Plan           Income       Total         Income
                                          ------------------------------------------------------------------------------------------
                                                                              (1,000's)
Balance at March 31, 1998                 $     9    $ 8,232     $ 5,223       $  (602)        $    33      $12,895
Comprehensive Income
   Net Income                                                        149                                        149       $   149
                                                                                                                          -------
   Other Comprehensive Income
    Unrealized gains (loss) on securities                                                                                     (74)
     Related tax effects                                                                                                       29
                                                                                                                          -------
   Other Comprehensive Income                                                                      (45)         (45)          (45)
                                                                                                                          -------
Comprehensive Income                                                                                                      $   104
                                                                                                                          -------
Allocation of ESOP shares                                 13                        18                           31
Dividends Paid                                                      (258)                                      (258)
                                          ---------------------------------------------------------------------------------------
Balance at June 30, 1998                  $     9    $ 8,245     $ 5,114       $  (584)        $   (12)     $12,772
                                          -------    -------     -------       -------         -------      -------

                                                                            Unallocated
                                                                              Employee      Accumulated
                                                                                Stock          Other
                                          Common     Paid-in     Retained     Ownership     Comprehensive             Comprehensive
                                          Stock      Capital     Earnings       Plan           Income       Total         Income
                                          ------------------------------------------------------------------------------------------
                                                                              (1,000's)
Balance at March 31, 1997                                        $ 4,851                       $    30      $ 4,880
Issuance of Common Stock                        9      8,178                      (688)                       7,499
Comprehensive Income
   Net Income                                                        220                                        220       $   220
                                                                                                                          -------
   Other Comprehensive Income
    Unrealized gains (loss) on securities                                                                                      (7)
     Related tax effects                                                                                                        3
                                                                                                                          -------
   Other Comprehensive Income                                                                       (4)          (4)           (4)
                                                                                                                          -------
Comprehensive Income                                                                                                      $   216
                                          ---------------------------------------------------------------------------------------
Balance at June 30, 1997                  $     9    $ 8,178     $ 5,071       $  (688)        $    26     $12,595
                                          -------    -------     -------       -------         -------     -------

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Quarters Ended June 30, 1998 and 1997
                                   (Unaudited)

                                                                1998      1997
                                                               ------    ------
                                                                  (1,000's)

Cash flows from operating activities:
   Net income                                                     149       220
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities
       Provision for depreciation                                  56        44
       Provision for loan losses                                   70        18
       Net amortization and accretion on investments                6         2
       (Increase) decrease in accrued interest receivable          24       (64)
       (Increase) decrease in prepaid income taxes                 29         0
       Decrease (Increase) in other assets                         94       123
       (Decrease) increase in accrued interest payable            (51)      (12)
       (Decrease) increase in accrued income taxes                 67        96
       (Decrease) increase in deferred income taxes                 0         0
       Increase  (decrease)in accrued expenses                   (114)       88
       Gain on sale of loans                                        0      (113)
       Gain on sale of premises and equipment                       0         0
       Loss on sale of mortgage-backed securities                   0         0
                                                               ------    ------
         Net cash provided by operating activities                330       402
                                                               ------    ------

Cash flows from investing activities:
   Proceeds for sale of securities available for sale               0         0
   Proceeds from maturities of securities available for sale        0         0
   Proceeds from sale of mortgage-backed securities
     Available for sale                                             0         0
   Proceeds from maturities of securities held to maturity         15        15
   Purchase of securities held to maturity                        (35)     (176)
   Purchase of securities available for sale                   (4,653)        0
   Repayment of principal on mortgage-backed securities           307       103
   Increase in loans receivable                                (1,299)   (2,320)
   Purchase of loans and participations                             0         0
   Sale or participation of originated loans                    1,431     1,180
   Decrease (increase) in foreclosed real estate                   61        21
   Purchase of premises and equipment                             (96)      (88)
                                                               ------    ------
         Net cash used in investing activities                 (4,269)   (1,265)
                                                               ------    ------

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLDIATED STATEMENT OF CASH FLOWS
                  For the Quarters Ended June 30, 1998 and 1997
                                   (Unaudited)

                                                                1998      1997
                                                               ------    ------
                                                                  (1,000's)
Cash flows from financing activities:
   Net increase (decrease) in deposits                            389       461
   Increase (decrease) in repurchase agreements                   427      (414)
   Advances from Federal Home Loan Bank                             0     1,750
   Repayment of FHLB advances                                       0    (5,500)
   Increase in advances from borrowers
     for taxes and insurance                                       27         8
   Proceeds from issuance of common stock                           0     8,187
   Purchase of employee stock ownership plan                               (688)
   ESOP shares released                                            31         0
   Dividends paid                                                (258)        0
                                                               ------    ------
       Net cash provided by financing activities                  616     3,804
                                                               ------    ------

Increase (decrease) in cash and cash equivalents                3,323     2,941

Cash and cash equivalents at beginning of period                6,574     4,169
                                                               ------    ------

Cash and cash equivalents at end of period                      3,251     7,110
                                                               ------    ------


Supplemental Disclosures:
   Additional Cash Flows Information:
     Cash paid for:
       Interest on deposits, advances and other borrowings        842       830
     Income taxes:
       Federal                                                     56        37
       State                                                       13         7

Schedule of Non-Cash Investing Activities:
   Change in unrealized gain on securities available for sale     (74)       (7)
   Change in deferred income taxes attributed to
      Unrealized gain on securities available for sale             29         3

               FIRST ROBINSON FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation

The consolidated financial statements include the accounts of First Robinson Financial Corporation (the Company) and its wholly owned subsidiary, First Robinson Savings Bank, National Association (the Bank). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report dated April 22, 1998. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management of the Company the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company at June 30, 1998 and the results of its operations and cash flows for the three months ended June 30, 1998 and 1997. The results of operations for those months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.


(2)  Stock Conversion

On June 27, 1997, the predecessor of the Bank, First Robinson Savings and Loan, F.A. completed its conversion from a Federally chartered mutual savings and loan to a National Bank and was simultaneously acquired by the Company, which was formed to act as the holding company of the Bank. At the date of the conversion, the Company completed the sale of 859,625 shares of common stock $.01 par value, to its Eligible Account Holders and Employee Stock Ownership Plan (ESOP), at $10.00 per share. Net proceeds from the above transactions, after deducting offering expenses, underwriting fees, and amounts retained to fund the ESOP, totaled $7,504,657.

(3)  Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which requires entities with complex capital structures to present both basic earnings per share ("EPS") and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities of other contracts to issue common stock (such as stock options) were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period, plus common-equivalent shares computed using the treasury stock method. The Company's weighted average common shares outstanding at June 30, 1998 was 800,311 for both basic and diluted.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4)  Employee Stock Ownership Plan

In connection with the conversion to the stock form of ownership, the Board of Directors established an employee stock ownership plan (ESOP) for the exclusive benefit of participating employees. Employees age 21 or older who have completed one year of service are eligible to participate. Upon the issuance of the common stock, the ESOP acquired 68,770 shares of $0.01 par value common stock at the subscription price of $10.00 per share. The Bank makes contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. The Bank accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. As shares are released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share calculations. Dividends on allocated shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt or accrued interest. ESOP compensation expense for the three months ended June 30, 1998 was $42,000.

The ESOP shares at June 30, 1998 were as follows:

          Allocated shares                                 6,877
          Shares released for allocation                   3,438
          Unallocated shares                              58,455

          Total ESOP shares                               68,770

          Fair value of  unallocated shares           $1,008,349



(5)  Comprehensive Income

The company has adopted FASB Statement No. 130, Reporting Comprehensive Income. The statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes net income and other comprehensive income, which for the Company includes unrealized gains and losses on securities available for sale.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations


General

     The principal business of First Robinson Financial Corporation (the "Company"), through its wholly-owned subsidiary, First Robinson Savings Bank, National Association (the "Bank"), consists of accepting deposits from the general public and investing these funds primarily in loans, mortgage-backed securities and other securities. The Company's loans consist primarily of loans secured by residential real estate located in its market area, consumer loans and commercial loans.

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

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations


Impact of the Year 2000

     The Company has conducted a comprehensive review of its computer systems to identify applications that could be affected by the "Year 2000" issue, and has developed an implementation plan to address the issue. The Company's data processing is performed primarily in-house; however software and hardware utilized is under maintenance agreements with third party vendors, consequently the Company is very dependent on those vendors to conduct its business. The
Company has already contacted each vendor to request time tables for year 2000 compliance and expected costs, if any, to be passed along to the Company. To date, the Company has been informed that its primary service providers anticipate that all reprogramming efforts will be completed by December 31, 1999, allowing the Company adequate time for testing. Certain other vendors have not yet responded, however, the Company will pursue other options if it appears that these vendors will be unable to comply. Management does not expect these costs to have a significant impact on its financial position or results of operations however, there can be no assurance that the vendors systems will be 2000 compliant, consequently the Company could incur incremental costs to convert to another vendor. The Company identified certain of its hardware and software equipment that was not Year 2000 compliant. The Company purchased new equipment and software totaling approximately $90,000. However the Company has budgeted an additional $140,000 for capital expenditures as a safeguard for future contingencies. The Company projects that expenses should not exceed $50,000 for the fiscal year ending March 31, 1999. The Company has also contacted its commercial borrowers, with indebtedness to the Company of $100,000 or more concerning their compliance with the "Year 2000" issue.

 Business Strategy

     The Company's business strategy is to continue to be a community-oriented locally-owned financial institution offering financial services to residents and businesses of Crawford County, Illinois (the primary market area). The Board of Directors and management are strategically planning the Company's future. New products and services are being discussed and reviewed for their effect on profitability and customer service. The Board of Directors intends to maintain a strong presence in the one- to four- family real estate market and plans are to institute new programs to increase the Bank's market share.

Financial Condition  - Comparison at June 30, 1998 and March 31, 1998

     The Company's total assets increased by approximately $593,000 or 0.8%, to $80.6 million at June 30, 1998 from $80.0 million at March 31, 1998. This increase in total assets was primarily the result of a $4.3 million increase in securities available for sale offset by a $3.3 million decrease in cash and cash equivalents and a $202,000 decrease in loans receivable, net and a $94,000 decrease in other assets. The overall increase in assets was primarily due to the purchase of additional securities, and the attraction of new customer relationships. This increase was primarily funded by increases in deposits and repurchase agreements.

     Liabilities increased approximately $716,000 or 1.1% to $67.8 million at June 30, 1998 from $67.1 million at March 31, 1998. This increase in liabilities was primarily the result of a $389,000 increase in deposits, a $427,000 increase in repurchase agreements and a $67,000 increase in accrued income taxes offset by a $51,000 decrease in accrued interest payable and a $114,000 decrease in other liabilities.

     Stockholders' equity decreased $123,000 or 1.0% to $12.8 million as of June 30, 1998 from $12.9 million as of March 31, 1998. This decrease was primarily from the payment of $258,000 in dividends offset by earnings for the quarter.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations - Comparison at June 30, 1998 and 1997

Net Income

     The Company reported net income of $149,000 during the three months ended June 30, 1998 as compared to $220,000 during the three months ended June 30, 1997. The $71,000 or 32.3% decrease in net income during the three months ended June 30, 1998, as compared to the same period in the prior year, was primarily attributable to an increase of $64,000 or 9.3% in net interest income after provision for loan losses and a decrease of $46,000 or 32.6% in provision for income taxes offset by a decrease of $98,000 or 41.7% in non-interest income and an increase of $83,000 or 14.7% in non-interest expense.

Net Interest Income

     Net interest income increased by $116, 000 or 16.4% during the three months ended June 30, 1998, as compared to the same period in the prior year. The increase was caused by an increase of $89,000 or 5.8% in total interest income and a decrease of $27,000 or 3.3% in total interest expense. The increase in interest income was from a $56,000 or 4.0% increase in loan interest income and a $33,000 or 26.6% increase in investment interest income. The decrease in total interest expense was due primarily from a decrease of $32,000 or 56.1% on FHLB advances and a decrease of $23,000 or 3.0% on interest on deposits offset by an increase of $28,000 or 2800% on interest on repurchase agreements. These changes were the result of the use of the proceeds of the stock conversion. Interest rate spread for the three months ended June 30, 1998 was 3.46% compared to 3.67% for the same period in 1997.

Non-Interest Income

     Total non-interest income decreased by $98,000 or 41.7% during the three months ended June 30, 1998, as compared to the same period in the prior year. The decrease in other non-interest income was primarily the result of a one-time sale of the government guaranteed portion of commercial loans in the quarter ending June 30, 1997at a $113,000 gain. Total non-interest income was also affected by an increase of $18,000 or 38.3% in service charge income and an increase of $12,000 or 41.4% in other non-interest income offset by a decrease of $15,000 or 32.6% in loan fees.

Non-Interest Expense

     Total non-interest expense increased by $83,000 or 14.7% during the three months ended June 30, 1998, as compared to the same period in the prior year. This increase was due primarily from an increase of $17,000 or 5.6% in compensation and employee benefits, an increase of $21,000 or 23.9% in occupancy and equipment and an increase of $23,000 or 26.7% in operating expenses and the costs of being a publicly traded company.

Provision for Loan Losses

     During the three months ended June 30, 1998, the Company recorded provision for loan losses of $70,000 as compared to $18,000 for the same period of the prior year. The Company recorded such provisions to adjust the Company's allowance for loan losses to a level deemed appropriate based on an assessment of the volume and lending presently being conducted by the Company, industry standards, past due loans, economic conditions in the Company's market area generally and other factors related to the collectibihty of the Company's loan portfolio. The Company intends to take a more conservative approach to its provision for loan losses in the coming months. The Company's non-performing assets as a percentage of total assets was 0.51 % at June 30, 1998, as compared to 0.55% at March 31, 1998.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations


Provision for Income Taxes

     The Company recognized provision for income taxes of $95,000 for the three months ended June 30, 1998 as compared to $141,000 for the same period in the prior year. The effective tax rate during the three months ended June 30, 1998 was 38.9% (federal and state) as compared to 39% during the same period in the prior year.

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

     At June 3 0, 1998 the Bank's Tier I capital was $9.4 million and total capital was $10.1 million. The risk-weighted assets were $55.9 million and the quarterly average assets were $80.9 million. Tier I capital to risk-weighted assets was 16.8% and total capital to risk-weighted assets was 18.1%. Tier I capital to average assets for the quarter was 11.6%. The Bank exceeds the OCC's capital requirements.

Liquidity and Capital Resources

     The Company's principal sources of funds are deposits and principal and interest payments collected on loans, investments and related securities. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition. Additionally, the Company may borrow funds from the FHLB of Chicago or utilize other borrowings of funds based on need, comparative costs and availability at the time. The Company has developed a correspondent relationship and has borrowing capabilities with Cole Taylor Bank in Chicago.

     At June 30, 1998 the Company had $2.0 million in advances from the FHLB of Chicago outstanding with no change from the amount of advances as of March 31, 1998. The Company uses its liquidity resources principally to meet outstanding commitments on loans, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. The Company anticipates that it will have sufficient funds available to meet current loan commitments. At June 30, 1998, the Company had outstanding commitments to extend credit which amounted to $2.9 million (including $2.0 million, in available revolving commercial lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

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



                                     FIRST ROBINSON FINANCIAL CORPORATION



Date: August 13, 1998                /s/ Rick L. Catt
                                     ------------------------------------------
                                     Rick L. Catt
                                     President and Chief Executive Officer


Date: August 13, 1998                /s/ Jamie E. McReynolds
                                     ------------------------------------------
                                     Jamie E. McReynolds
                                     Chief Financial Officer and Vice President