Form 10QSB
period 1998-09-30
FIRST ROBINSON FINANCIAL CORP
filed 1998-11-13
CIK 1035991

SECURITY AND EXCHANGE COMMSSION
                              WASHNGTON, D.C. 20549
                                   FORM IO-QSB
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                                         YES _X_                     NO ___

As of November 13, 1998, the Registrant had 859,625 shares of Common Stock, par value $0.01, issued and outstanding.


Transitional Small Business Disclosure Format (check one):

                                         YES ___                     NO _X_

                      FIRST ROBINSON FINANCIAL CORPORATION
                              Index to Form 10-QSB

PART 1. FINANCIAL INFORMATION                                               PAGE

    Item 1. Financial Statements

        Consolidated Balance Sheets as of September 30, 1998
            And March 31, 1998                                                 3

        Consolidated Statements of Income for the Three-Month
            And Six Month Periods Ended September 30, 1998 and 1997           4

        Consolidated Statements of Stockholders' Equity for the Six Month
            Period Ended September 30, 1998 and 1997                           5

        Consolidated Statements of Cash Flows for the Three-Month
            And Six Month Periods Ended September 30, 1998                     6

        Notes to Consolidated Financial Statements                             8

    Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations                  10

PART II OTHER INFORMATION

    Item 1.   Legal Proceedings                                               17

    Item 2.   Changes in Securities                                           17

    Item 3.   Defaults Upon Senior Securities                                 17

    Item 4.   Submission of Matters to a Vote of Security Holders             17

    Item 5.   Other Information                                               18

    Item 6.    Exhibits and Reports on Form 8-K                               18

           SIGNATURES                                                         19

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                                           Unaudited
                                                                            9/30/98     3/31/98
                                                                            --------    --------
                                        ASSETS                                   ($1,000's)
Cash and Cash Equivalents:
  Cash and due from banks                                                   $    740    $    609
  Interest bearing deposits                                                    5,045       5,965
                                                                            --------    --------
     Total Cash and Cash Equivalents                                           5,785       6,574

Securities available for sale, amortized cost of $10,974and $4,065
  at Sept. 30, 1998 and March 31, 1998 respectively                           11,096       4,119
Securities held to maturity, estimated market value of $210 and
  $967 at Sept. 30, 1998 and March 31, 1998, respectively                        210         955
Loans receivable, net                                                         63,666      64,234
Accrued interest receivable                                                      724         715
Premises and equipment, net                                                    2,951       2,897
Foreclosed real estate                                                            24         221
Prepaid income tax                                                                86          29
Other assets                                                                     188         224
                                                                            --------    --------

     Total Assets                                                           $ 84,730    $ 79,968
                                                                            --------    --------

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                    $ 68,512    $ 62,630
Advances from Federal Home Loan Bank                                           2,000       2,000
Repurchase agreements                                                          2,021       1,644
Advances from Borrowers for taxes and insurance                                   48          75
Accrued interest payable                                                         361         348
Deferred income taxes                                                            184         157
Other liabilities                                                                 98         219
                                                                            --------    --------
     Total Liabilities                                                        73,224      67,073
                                                                            --------    --------

Commitments and Contingencies

Stockholders' Equity
  Common stock, $ .01 par value; authorized 2,000,000 shares
     859,625 shares issued and outstanding                                         9           9
  Preferred stock, $.01 par value; authorized 500,000 shares,
     No shares issued and outstanding
Paid-in capital                                                                8,256       8,232
Retained earnings                                                              5,104       5,223
Treasury stock at cost                                                          (747)          0
Accumulated other comprehensive income, net of related tax
   Of $48 and $19 at Sept. 30, 1998 and March 31, 1998, respectively              74          33

Unearned employee stock ownership plan and recognition and retention plan     (1,190)       (602)
                                                                            --------    --------
             Total Stockholders' Equity                                       11,506      12,895
                                                                            --------    --------
     Total Liabilities and Stockholders' Equity                             $ 84,730    $ 79,968
                                                                            --------    --------

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
   For the Three Month and Six Month Periods Ended September 30, 1998 and 1997

                                                                                               (Unaudited)
                                                                          Three Month Period                   Six Month Period
                                                                      --------------------------           -------------------------
                                                                       1998               1997              1998              1997
                                                                      -------            -------           -------           -------
                                                                                               ($1,000's)
Interest Income:
  Interest on Loans                                                   $ 1,465            $ 1,456           $ 2,922           $ 2,857
  Interest and dividends on securities                                    182                101               339               225
                                                                      -------            -------           -------           -------
     Total interest income                                              1,647              1,557             3,261             3,082
                                                                      -------            -------           -------           -------

Interest expense:
  Interest on deposits                                                    769                742             1,506             1,502
  Interest on FHLB advances                                                26                  0                51                57
  Interest on repurchase agreements                                        31                  0                60                 1
                                                                      -------            -------           -------           -------
   Total interest expense                                                 826                742             1,617             1,560
                                                                      -------            -------           -------           -------

    Net interest income                                                   821                815             1,644             1,522

Provision for loan losses                                                  45                118               115               136
                                                                      -------            -------           -------           -------

    Net interest income after provision                                   776                697             1,529             1,386
                                                                      -------            -------           -------           -------

Non-interest income:
  Service charges                                                          70                 47               135                94
  Loan fees                                                                30                 39                61                85
  Gain on sale of loans                                                     0                 20                 0               133
  Other non-interest income                                                14                 19                31                37
                                                                      -------            -------           -------           -------
   Total other income                                                     114                125               227               349
                                                                      -------            -------           -------           -------

Non-interest expense:
  Compensation and employee benefits                                      564                293               886               598
  Occupancy and equipment                                                 113                 91               222               179
  Foreclosed property expense                                              15                 13                29                27
  Data Processing                                                          22                 15                41                30
  Audit, legal and other professional                                      50                 14                76                21
  SAIF deposit insurance                                                   15                 10                25                20
  Advertising                                                              16                 23                31                39
  Telephone and postage                                                    23                 19                45                41
  Other                                                                    98                 94               183               169
                                                                      -------            -------           -------           -------
   Total other expenses                                                   916                572             1,538             1,124
                                                                      -------            -------           -------           -------

    Income (Loss) before income tax                                       (26)               250               218               611

Provision for (benefit from) income taxes                                 (16)                97                79               238
                                                                      -------            -------           -------           -------

   Net Income (Loss)                                                  $   (10)           $   153           $   139           $   373
                                                                      -------            -------           -------           -------

Earnings Per Share-Basic                                              $ (0.01)           $  0.19           $  0.18           $  0.47
Earnings Per Share-Diluted                                            $ (0.01)           $  0.19           $  0.18           $  0.47

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             For The Three Period Ended September 30, 1998 and 1997
                                   (Unaudited)

                                                                                              Unallocated   Accumulated
                                                                                                 ESOP          Other
                                           Common       Paid-in     Retained     Treasury         and      Comprehensive
                                            Stock       Capital     Earnings       Stock          RRP          Income       Total
                                          -----------------------------------------------------------------------------------------
                                                                                  ($1,000's)
Balance at March 31, 1998                 $      9     $  8,232     $  5,223      $      0      $   (602)     $     33     $ 12,895
Net Income (Loss)                                                        139                                                    139
Other Comprehensive Income                                                                                          41           41
Allocation of ESOP shares                                    24                                       35                         59
Treasury Stock at cost                                                                (747)                                    (747)
Dividends Paid                                                          (258)                                                  (258)
Recognition and Retention Plan                                                                      (623)                      (623)
                                          -----------------------------------------------------------------------------------------
Balance at Sept. 30, 1998                 $      9     $  8,256     $  5,104      $   (747)     $ (1,190)     $     74     $ 11,506
                                          --------     --------     --------      --------      --------      --------     --------
                                                                                         Unallocated
                                                                                           Employee      Accumulated
                                                                                            Stock           Other
                                               Common         Paid-in       Retained       Ownership    Comprehensive
                                                Stock         Capital       Earnings         Plan           Income          Total
                                               ------------------------------------------------------------------------------------
                                                                                  ($1,000's)
Balance at March 31, 1997                      $     0        $     0        $ 4,850        $     0         $    30         $ 4,880
Issuance of Common Stock                             9          8,178                          (688)                          7,499
Net Income                                                                       373                                            373
Other Comprehensive Income                                                                                       (4)             (4)
Comprehensive Income
                                               ------------------------------------------------------------------------------------
Balance at September 30, 1997                  $     9        $ 8,178        $ 5,223        $  (688)        $    26         $12,748
                                               -------        -------        -------        -------         -------         -------

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CASH
                 FLOWS For the Three Month and Six Month Periods
                        Ended September 30, 1998 and 1997
                                   (Unaudited)

                                                                                  Three Months                    Six Months
                                                                             1998            1997            1998            1997
                                                                            -------         -------         -------         -------
                                                                                                   ($1,000's)
Cash flows from operating activities:
 Net income                                                                 $   (10)        $   153         $   139         $   373
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities
   Provision for depreciation                                                    57              43             113              87
   Provision for loan losses                                                     45             118             115             136
   Net amortization and accretion on investments                                  7               2              13               4
   (Increase) decrease in accrued interest receivable                           (33)           (112)             (9)           (176)
   (Increase) decrease in prepaid income taxes                                  (86)              0             (57)              0
   Decrease (Increase) in other assets                                          (58)            (66)             36              57
   (Decrease) increase in accrued interest payable                               64              29              13              17
   (Decrease) increase in accrued income taxes                                  (67)             46               0             142
   (Decrease) increase in deferred income taxes                                   0               0               0               0
   Increase  (decrease) in accrued expenses                                      (7)             (4)           (121)             84
   Gain on sale of loans                                                          0             (20)              0            (133)
   Gain on sale of premises and equipment                                         0               0               0               0
   Loss on sale of mortgage-backed securities                                     0               0               0               0
                                                                            -------         -------         -------         -------
     Net cash provided by operating activities                                  (88)            189             242             591
                                                                            -------         -------         -------         -------

 Cash flows from investing activities:
   Proceeds from sale of securities available for sale                            0               0               0               0
   Proceeds from maturities of securities available for sale                      0             200               0             200
   Proceeds from sale of mortgage-backed securities
           Available for sale                                                     0               0               0               0
   Proceeds from maturities of securities held to maturity                        0               0              15              15
   Purchase of securities held to maturity                                        0            (501)            (35)           (677)
   Purchase of securities available for sale                                 (2,216)              0          (6,869)              0
   Repayment of principal on mortgage-backed securities                         405             231             712             334
   Decrease (increase) in loans receivable                                      321          (2,608)           (978)         (4,928)
   Purchase of loans and participations                                           0               0               0               0
   Sale or participation of originated loans                                      0             534           1,431           1,714
   Decrease (increase) in foreclosed real estate                                136             (44)            197             (23)
   Purchase of premises and equipment                                           (71)           (105)           (167)           (193)
                                                                            -------         -------         -------         -------
     Net cash used in investing activities                                   (1,425)         (2,293)         (5,694)         (3,558)
                                                                            -------         -------         -------         -------

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                    CONSOLDIATED STATEMENT OF CASH FLOWS For
                      the Quarters Ended June 30, 1998 and
                                      1997
                                   (Unaudited)

                                                                                    Three Months                  Six Months
                                                                                1998            1997          1998           1997
                                                                               -------        -------        -------        -------
                                                                                                     ($1,000's)
Cash flows from financing activities:
   Net increase (decrease) in deposits                                         $ 5,493        $(1,926)       $ 5,882        $(1,465)
   Increase (decrease) in repurchase agreements                                    (50)            49            377           (365)
   Advances from Federal Home Loan Bank                                              0              0              0          1,750
   Repayment of FHLB advances                                                        0              0              0         (5,500)
   Increase in advances from borrowers
      for taxes and insurance                                                      (54)           (35)           (27)           (27)
   Proceeds from issuance of common stock                                            0              0              0          8,187
   Purchase of employee stock ownership plan                                         0              0              0           (688)
   ESOP shares released                                                             28              0             59              0
   Dividends paid                                                                    0              0           (258)             0
   Purchase of stock for Recognition & Retention Plan                             (746)             0           (746)             0
   Funding of  recognition and retention plan                                      123              0            123              0
   Purchase of treasury stock                                                     (747)             0           (747)             0
                                                                               -------        -------        -------        -------
      Net cash provided by financing activities                                  4,047         (1,912)         4,663          1,892
                                                                               -------        -------        -------        -------

Increase (decrease) in cash and cash equivalents                                 2,534         (4,016)          (789)        (1,075)

Cash and cash equivalents at beginning of period                                 3,251          7,110          6,574          4,169
                                                                               -------        -------        -------        -------

Cash and cash equivalents at end of period                                     $ 5,785        $ 3,094        $ 5,785        $ 3,094
                                                                               -------        -------        -------        -------


Supplemental Disclosures:
 Additional Cash Flows Information:
   Cash paid for:
     Interest on deposits, advances and
       repurchase agreements                                                   $   762        $   713        $ 1,604        $ 1,543
     Income taxes:
      Federal                                                                       72             37            128             74
      State                                                                          4             11             17             18

Schedule of Non-Cash Investing Activities:
   Change in unrealized gain on securities available for sale                      142              0             68             (7)
   Change in deferred income taxes attributed to
      Unrealized gain on securities available for sale                             (56)             0            (27)             3

               FIRST ROBINSON FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation

The consolidated financial statements include the accounts of First Robinson Financial Corporation (the Company) and its wholly owned subsidiary, First Robinson Savings Bank, National Association (the Bank). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report dated April 22, 1998. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management of the Company the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company at September 30, 1998 and the results of its operations and cash flows for the three months and six months ended September 30, 1998 and 1997. The results of operations for those months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.


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

(3)  Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which requires entities with complex capital structures to present both basic earnings per share ("EPS") and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities of other contracts to issue common stock (such as stock options) were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period, plus common-equivalent shares computed using the treasury stock method. The Company's weighted average common shares outstanding was 778,510 and 789,410 for the three and six month periods ending September 30, 1998. The Company's operations did not start until June 27, 1997, earnings per share calculations are presented as if the Company was operating for both the three and six month periods ended September 30, 1997. Weighted average common shares outstanding for these 1997 periods was 791,237. The Company approved a stock option plan during the current three month period. This plan had no dilutive effect on the earnings per share since current stock price was less than option price.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4)  Employee Stock Ownership Plan

In connection with the conversion to the stock form of ownership, the Board of Directors established an employee stock ownership plan (ESOP) for the exclusive benefit of participating employees. Employees age 21 or older who have completed one year of service are eligible to participate. Upon the issuance of the common stock, the ESOP acquired 68,770 shares of $0.01 par value common stock at the subscription price of $10.00 per share. The Bank makes contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. The Bank accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. As shares are released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share calculations. Dividends on allocated shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt or accrued interest. ESOP compensation expense for the three months ended September 30, 1998 was $38,000 and for the six months ended September 30, 1998 was $80,000.

The ESOP shares at September 30, 1998 were as follows:

         Allocated shares                                6,877
         Shares released for allocation                  5,157
         Unallocated shares                             56,736

         Total ESOP shares                              68,770

         Fair value of unallocated shares             $936,144

(5)  Comprehensive Income

The company has adopted FASB Statement No. 130, Reporting Comprehensive Income. The statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes net income and other comprehensive income, which for the Company includes unrealized gains and losses on securities available for sale. Comprehensive income, unaudited, for the three and six month periods ended September 30, 1998 and 1997 are as follows:

                                         Three Month Period    Six Month Period
                                         ------------------    ----------------
                                           1998       1997      1998       1997
                                          -----      -----     -----      -----
                                                         ($1,000)

Net Income (Loss)                         $ (10)     $ 153     $ 139      $ 373
                                          -----      -----     -----      -----
Other Comprehensive Income
Unrealized gains (losses) on securities     142          0        68         (7)
Related tax effects                         (56)         0       (27)         3
                                          -----      -----     -----      -----
Other Comprehensive Income (Losses)          86          0        41         (4)
                                          -----      -----     -----      -----
Comprehensive Income                      $  76      $ 153     $ 180      $ 369
                                          -----      -----     -----      -----

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations

General

     The principal business of the Company, through its operating subsidiary, the Bank, consists of accepting deposits from the general public and investing these funds primarily in loans, mortgage-backed securities and other securities. The Company's loans consist primarily of loans secured by residential real estate located in its market area, consumer loans and commercial loans.

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

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations

Impact of the Year 2000

     The Company has conducted a comprehensive review of its computer systems to identify applications that could be affected by the "Year 2000" issue, and has developed an implementation plan to address the issue. The Company's data processing is performed primarily in-house; however software and hardware utilized is under maintenance agreements with third party vendors, consequently the Company is very dependent on those vendors to conduct its business. The
Company has already contacted each vendor to request time tables for year 2000 compliance and expected costs, if any, to be passed along to the Company. To date, the Company has been informed that its primary service providers anticipate that all reprogramming efforts will be completed by December 31, 1998, allowing the Company adequate time for testing. Certain other vendors have not yet responded, however, the Company will pursue other options if it appears that these vendors will be unable to comply. Management does not expect these costs to have a significant impact on its financial position or results of operations however, there can be no assurance that the vendors systems will be Year 2000 compliant, consequently the Company could incur incremental costs to convert to another vendor. The Company identified certain of its hardware and software equipment that was not Year 2000 compliant. The Company purchased new equipment and software totaling approximately $90,000. However the Company has projected an additional $140,000 for capital expenditures as a safeguard for future contingencies. The Company projects that expenses should not exceed $78,000 for the fiscal year ending March 31, 1999. The Company is expensing all costs associated with Year 2000 required system changes as costs are incurred, and such costs are being funded through operating cash flows. The cost of internal resources for compliance has not been estimated. The Company does not expect significant increases in future data processing costs or other expenses related to its Year 2000 compliance. The Company has also contacted its commercial borrowers, with indebtedness to the Company of $100,000 or more concerning their compliance with the "Year 2000" issue.

Business Strategy

     The Company's mission statement is "To provide the BEST financial products and services, with friendly courteous PEOPLE, while increasing shareholder value and remaining locally-owned." This mission statement fully supports the Company's business strategy, which is to continue to be a community-oriented locally owned financial institution offering financial services to residents and businesses of Crawford County, Illinois (the primary market area). Strategic planning continues to be a vital ingredient of the Company's future. The Board of Directors and management have recently reviewed and updated the Company's strategic plan. Some new products and services that support the Company's strategic plan will be implemented within the next six to twelve months. These products should assist the Company in maintaining a strong presence in the one-to four- family real estate market. A marketing committee has been formed to make recommendations and help implement services which will help the Bank increase its market share in a manner consistent with the Company's strategic plan

Financial Condition

Comparison at September 30, 1998 and March 31, 1998

     The Company's total assets increased by approximately $4.8 million or 6.0%, to $84.7 million at September 30, 1998 from $80.0 million at March 31, 1998. This increase in total assets was primarily the result of a $7 million increase in securities available for sale offset primarily by a $789,000 decrease in cash and cash equivalents a $568,000 decrease in loans receivable, net, a $197,000 decrease foreclosed real estate and a $745,000 decrease in securities held to maturity. The decrease in securities held to maturity was primarily the result of a reclassification of the securities to available for sale by implementing the Statement of Financial Accounting Standards No. 133. The overall increase in assets was primarily due to the purchase of additional securities. This increase was primarily funded by increases in deposits and repurchase agreements

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations

Financial Condition - Continued

     Liabilities increased approximately $6.2 million or 9.2% to $73.2 million at September 30, 1998 from $67.1 million at March 31, 1998. This increase in liabilities was primarily the result of a $5.9 million increase in deposits, a $377,000 increase in repurchase agreements offset by a $121, 000 decrease in other liabilities.

     Stockholders' equity decreased $1.4 million or 10.8% to $11.5 million as of September 30, 1998 from $12.9 million as of March 31, 1998. This decrease was primarily from the payment of $258,000 in dividends, the purchase of $747,000 in treasury stock and $588,000 in costs associated with the Company's Employee Stock Ownership Plan and its Recognition and Retention Plan offset by earnings for the six month period.

Results of Operation

Comparison of the Three Months ended September 30, 1998 and 1997

Net Income

     The Company reported a net loss of $10,000 during the three months ended September 30, 1998 as compared to net income of $153,000 during the three months ended September 30, 1997. The $163,000 decrease in net income during the three months ended September 30, 1998, as compared to the same period in the prior year, was primarily attributable to an increase of $344,000 or 60.1% in non interest expense combined with a decrease of $11,000 or 8.8% in non-interest income offset by an increase of $79,000 or 11.3% in net interest income after provision for loan losses and a decrease $113,000 or 116.5% in provision for income taxes.

Net Interest Income

     Net interest income increased by $6, 000 or 0.7% to $821,000 during the three months ended September 30, 1998, as compared to $815,000 during the same period in the prior year. The increase was caused by an increase of $90,000 or 5.8% in total interest income offset by an increase of $84,000 or 11.3% in total interest expense. The increase in interest income was from a $9,000 or 0.6% increase in loan interest income and an $81,000 or 80.2% increase in investment interest income. The increase in total interest expense was from a $27,000 or 3.6% increase in interest on deposits, a $26,000 increase in interest in FHLB advances and a $31,000 increase in interest on repurchase agreements. Interest rate spread for the three months ended September 30, 1998 was 3.46% compared to 3.78% for the same period in 1997.

Non-Interest Income

     Total non-interest income decreased by $11,000 or 8.8% to $114,000 during the three months ended September 30, 1998, as compared to $125,000 during the same period in the prior year. The decrease in other non-interest income was primarily caused by a decrease of $9,000 or 23.1% in loan fees, a decrease of $20,000 on sale of loans and a decrease of $5,000 or 26.3% in other non-interest income partially offset by an increase of $23,000 or 48.9% in service charges.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations


Non-Interest Expense

     Total non-interest expense increased by $344,000 or 60.1% to $916,000 during the three months ended September 30, 1998, as compared to $572,000 during the same period in the prior year. This increase was due primarily from an increases of $271,000 or 92.5% in compensation and employee benefits, an increase of $22,000 or 24.2% in occupancy and equipment expense, an increase of $7,000 or 46.7% in data processing expense and an increase of $36,000 or 257.1% in audit and legal expenses associated with being a public company partially offset by a decrease of $7,000 or 30.4% in advertising expense. The significant increase in compensation and employee benefits was primarily from the initial costs associated with the implementation of the Company's Recognition and Retention Plan approved by shareholders at their annual meeting July 29, 1998.

Provision for Loan Losses

     During the three months ended September 30, 1998, the Company recorded provision for loan losses of $45,000 as compared to $118,000 for the same period of the prior year. The Company recorded such provisions to adjust the Company's allowance for loan losses to a level deemed appropriate based on an assessment of the volume and lending presently being conducted by the Company, industry standards, past due loans, economic conditions in the Company's market area generally and other factors related to the collectability of the Company's loan portfolio. The Company's non-performing assets as a percentage of total assets was 0.15% at September 30, 1998, as compared to 0.51 % at June 30, 1998.

Provision for (Benefit from) Income Taxes

     The Company recognized a benefit from income taxes of $16,000 for the three months ended September 30, 1998 as compared to a provision for income taxes of $97,000 for the same period in the prior year. The effective tax rate during the three months ended September 30, 1998 was 61.5% (federal and state) as compared to 38.8% during the same period in the prior year. The effective tax rate for the three months ended was affected by annualized taxable income at the various federal income tax rates based on the operating results for the quarter.

Comparison of the Six Months ended September 30, 1998 and 1997

Net Income

     The Company reported a net income of $139,000 during the six months ended September 30, 1998 as compared to $373,000 during the six months ended September 30, 1997. The $234,000 or 62.7% decrease in net income for the six months ended September 30, 1998, as compared to the same period in the prior year was primarily attributable to an increase of $143,000 or 10.3% in net interest income after provision for loan losses and a decrease of $159,000 or 66.8% in provision for income taxes offset by a decrease of $122,000 or 35.0% in non-interest income and an increase of $414,000 or 36.8% in non-interest expense.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations


Net Interest Income

     Net interest income increased by $122,000 or 8.0% during the six months ended September 30, 1998, as compared to the same period in the prior year. This increase was caused by a $179,000 or 5.8% increase in total interest income offset by a $57,000 or 3.7% increase in total interest expense. The increase in total interest income was from a $65,000 or 2.3% increase in interest on loans and a $114,000 or 50.7% increase in investment income. The increase in total interest expense was from a $4,000 or 0.3% increase in interest on deposits and a $59,000 increase in interest on repurchase agreements offset by a $6,000 or 10.5% decrease in Federal Home Loan Bank borrowings. Interest rate spread for the six months ended September 30, 1998 was 3.45% compared to 3.72% for the same period in 1997.

Non-Interest Income

     Total non-interest income decreased by $122,000 or 35.0% during the six months ended September 30, 1998, as compared to the same period in the prior year. The decrease in non-interest income was primarily the result of a $41,000 or 43.6% increase in service charges offset by a $24,000 or 28.2% decrease in loan fees, a $6,000 or 16.2% decrease in other non-interest income and a decrease of $133,000 in sale of loans. The significant decrease in sale of loans was caused by a one-time sale of the government guaranteed portion of commercial loans during the six months ended September 30, 1997.

Non-Interest Expense

     Total non-interest expense increased by $414,000 or 36.8% during the six months ended September 30, 1998, as compared to the same period in the prior year. This increase was due primarily from an increase of $288,000 or 48.2% in compensation and employee benefits, an increase of $43,000 or 24.0% in occupancy and equipment expense, an increase of $11,000 or 36.7% in data processing expense, an increase of $55,000 or 261.9% in audit and legal expense and an increase of $14,000 or 8.3% in other expenses offset by a decrease of $8,000 or 20.5% in advertising expense. The significant increase in compensation and employee benefits was primarily the result of initial costs associated with the Company's Recognition and Retention Plan approved by the shareholders at their annual meeting July 29, 1998 and increased personnel costs. The increase in audit and legal fees was a direct result of the increased costs associated with being a publicly traded company.

Provision for Loan Losses

     During the six months ended September 30, 1998, the Company recorded provision for loan losses of $115,000 as compared to $136,000 for the same period of the prior year. The Company recorded such provisions to adjust the Company's allowance for loan losses to a level deemed appropriate based on an assessment of the volume and lending presently being conducted by the Company, industry standards, past due loans, economic conditions in the Company's market area generally and other factors related to the collectability of the Company's loan portfolio. The Company's non-performing assets as a percentage of total assets was 0.15% at September 30, 1998, as compared to 0.55% at March 31, 1998.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations


Provision for Income Taxes

     The Company recognized provision for income taxes of $79,000 for the six months ended September 30, 1998 as compared to $238,000 for the same period in the prior year. The effective tax rate during the three months ended September 30, 1998 was 36.2% (federal and state) and 39% for the six months ending September 30, 1997.

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

     At September 30, 1998 the Company had $2.0 million in advances from the FHLB of Chicago outstanding with no change from the amount of advances as of March 31, 1998. The Company uses its liquidity resources principally to meet outstanding commitments on loans, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. The Company anticipates that it will have sufficient funds available to meet current loan commitments. At September 30, 1998, the Company had outstanding commitments to extend credit, which amounted to $2.8 million (including $1.9 million, in available revolving commercial lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

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

Regulatory Capital

     The Bank is subject to capital requirements of the Office of the Comptroller of the Currency ("OCC"). The OCC requires the Bank to maintain minimum ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8% respectively. Tier I capital consists of total stockholders' equity calculated in accordance with generally accepted accounting principals less intangible assets, and total capital is comprised of Tier I capital plus certain adjustments, the only one of which is applicable to the Bank is the allowance for loan losses. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Bank adjusted for relative risk levels using formulas set forth by OCC regulations. The Bank is also subject to an OCC leverage capital requirement, which calls for a minimum ratio of Tier I capital to quarterly average total assets of 3% to 5%, depending on the institution's composite ratings as determined by its regulators.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations

Regulatory Capital

     At September 30, 1998, the Bank was in compliance with all of the aforementioned capital requirements as summarized below:

                                                              September 30, 1998
                                                              ------------------
                                                                   (1,000's)

Tier I Capital:
     Common stockholders' equity                                     9,627
     Unrealized loss (gain) on securities available for sale          (74)

       Total Tier I Capital                                          9,553

Tier II Capital:
     Total Tier I capital                                            9,553
     Qualifying allowance for loan losses                              701

       Total capital                                                10,254

Risk-weighted assets                                                56,115
Quarter average assets                                              81,993

                                                                                            To be Well Capitalized
                                                                                               Under the Prompt
                                                                        For Capital            Corrective Action
                                                Actual               Adequacy Purposes            Provisions
                                         --------------------      ---------------------      ---------------------
                                         Amount         Ratio      Amount          Ratio      Amount          Ratio
                                         ------         -----      ------          -----      ------          -----
As of September 30, 1998:
     Total Risk-Based Capital
       (to Risk-Weighted Assets)         10,254        18.27%       4,489          8.00%        5,612        10.00%
     Tier I Capital
      (to Risk-Weighted Assets)           9,553        17.02%       2,245          4.00%        3,367         6.00%
     Tier I Capital
      (to Average Assets)                 9,553        11.65%       3,280          4.00%        4,100         5.00%

At the time of the conversion of the Bank to a stock organization, a special liquidation account was established for the benefit of eligible account holders and the supplemental account holders in an amount equal to the net worth of the Bank. This special liquidation account will be maintained for the benefit of eligible account holders and the supplemental account holders who continue to maintain their accounts in the Bank after the conversion on June 27, 1997. In the event of a complete liquidation, each eligible and the supplemental eligible account holders will be entitled to receive a liquidation distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. With the reorganization completed on June 27, 1997, this liquidation account became part of stockholders' equity for the Company under the same terms and conditions as if the reorganization had not occurred. The Bank may not declare or pay cash dividends on or repurchase any of its common stock if stockholders' equity would be reduced below applicable regulatory capital requirements or below the special liquidation account.

                            PART II OTHER INFORMATION

Item 1.   Legal Proceedings
          None

Item 2.   Changes in Securities
          None.

Item 3.   Defaults Upon Senior Executives
          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          (a) On July 29, 1998, the Company held its Annual Meeting of Stockholders.

          (b) At the meeting, Clell T. Keller was elected as a director for a term to expire in 2000. Also, Scott F. Pulliam and William K. Thomas were elected as directors for terms to expire on 2001.

          (c)  Stockholders voted on the following matters:

               (i) The election of the following three directors of the Corporation;

                                                                                                         BROKER
          VOTES:                           FOR               WITHHELD              ABSTAIN              NON-VOTES
          ------                           ---               --------              -------              ---------
          Clell T. Keller                732,094              18,727                   0                    0

          Scott F. Pulliam               718,147              32,674                   0                    0

          William K. Thomas              726,644              24,177                   0                    0

               (ii) The  approval of the 1998 Stock Option and  Incentive  Plan;

                                                                                                         BROKER
          VOTES:                           FOR               AGAINST              ABSTAIN               NON-VOTES
          ------                           ---               -------              -------               ---------
                                         573,452              68,946               5,080                103,343

               (iii) The approval of the Recognition and Retention Plan;

                                                                                                         BROKER
          VOTES:                           FOR               AGAINST              ABSTAIN               NON-VOTES
          ------                           ---               -------              -------               ---------
                                         486,302             150,496               10,680               103,343

               (iv) The  ratification of the appointment of Larsson,  Woodyard &
                    Henson, LLP as auditors for the Company for the fiscal year ending March 31, 1999.

                                                                                                         BROKER
          VOTES:                           FOR               AGAINST              ABSTAIN               NON-VOTES
          ------                           ---               -------              -------               ---------
                                         742,128               5,893                2,800                   0

                            PART II OTHER INFORMATION




Item 5.   Other Information

          None



Item 6.   Exhibits and Reports on Form 8-K

          Exhibits:        I.   Statement Regarding Computation of Earnings
                          II.   Financial Data Schedule



          Reports on Form 8-K

               First Robinson Financial Corporation filed an 8-K on August 17, 1998, announcing the completion of the Stock Repurchase Plan.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FIRST ROBINSON FINANCIAL
                                      CORPORATION



Date:    November 13, 1998            /s/ Rick L. Catt
                                      ------------------------------------------
                                      Rick L. Catt
                                      President and Chief Executive Officer

Date:    November 13, 1998            /s/ Jamie E. McReynolds
                                      ------------------------------------------
                                      Jamie E. McReynolds
                                      Chief Financial Officer and Vice President