Form 10QSB
period 1998-12-31
FIRST ROBINSON FINANCIAL CORP
filed 1999-02-16
CIK 1035991

SECURITY AND EXCHANGE COMMSSION
                              WASHNGTON, D.C. 20549
                                   FORM 10-QSB
(Mark One)
   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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

As of February 11, 1999, the Registrant had 859,625 shares of Common Stock, par value $0.01, issued and outstanding.

Transitional Small Business Disclosure Format (check one):
                                         YES _____        NO __X__

                      FIRST ROBINSON FINANCIAL CORPORATION

                              Index to Form 10-QSB

PART 1. FINANCIAL INFORMATION                                                                       PAGE
    Item 1. Financial Statements

        Consolidated Balance Sheet as of December 31, 1998
            And March 31, 1998                                                                       3

        Consolidated Statements of Income for the Three-Month
            And Nine Month Periods Ended December 31, 1998 and 1997                                  4

        Consolidated Statements of Stockholders' Equity for the Nine Month
            Period Ended December 31, 1998 and 1997                                                  5

        Consolidated Statements of Cash Flows for the Three-Month
            And Nine Month Periods Ended December 31, 1998 and 1997                                  6

        Notes to Consolidated Financial Statements                                                   8

    Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                         10

PART II OTHER INFORMATION

    Item 1.   Legal Proceedings                                                                      17

    Item 2.   Changes in Securities                                                                  17

    Item 3.   Defaults Upon Senior Securities                                                        17

    Item 4.   Submission of Matters to a Vote of Security Holders                                    17

    Item 5.   Other Information                                                                      17

    Item 6.   Exhibits and Reports on Form 8-K                                                       17


           SIGNATURES                                                                                18

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                                                      Unaudited
                                                                                      12/31/98            3/31/98
                                                                                      --------           --------
                                                                                             ($1,000's)
                                     ASSETS

Cash and Cash Equivalents:
  Cash and due from banks                                                             $    804           $    609
  Interest bearing deposits                                                              5,074              5,965
                                                                                      --------           --------
     Total Cash and Cash Equivalents                                                     5,878              6,574

Securities available for sale, amortized cost of $11,921and $4,065
  at Dec. 31, 1998 and March 31, 1998 respectively                                      11,957              4,119
Securities held to maturity, estimated market value of $190 and
  $967 at Dec. 31, 1998 and March 31, 1998, respectively                                   190                955
Loans receivable, net                                                                   63,410             64,234
Accrued interest receivable                                                                656                715
Premises and equipment, net                                                              2,936              2,897
Foreclosed real estate                                                                       0                221
Prepaid income tax                                                                          67                 29
Other assets                                                                               174                224
                                                                                      --------           --------

     Total Assets                                                                     $ 85,268           $ 79,968
                                                                                      --------           --------

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                              $ 68,666           $ 62,630
Advances from Federal Home Loan Bank                                                     2,000              2,000
Repurchase agreements                                                                    2,304              1,644
Advances from Borrowers for taxes and insurance                                             66                 75
Accrued interest payable                                                                   305                348
Deferred income taxes                                                                      150                157
Other liabilities                                                                          183                219
                                                                                      --------           --------
     Total Liabilities                                                                  73,674             67,073
                                                                                      --------           --------

Commitments and Contingencies

Stockholders' Equity
  Common stock, $ .01 par value; authorized 2,000,000 shares
     859,625 shares issued and outstanding                                                   9                  9
  Preferred stock, $.01 par value; authorized 500,000 shares,
     No shares issued and outstanding
Paid-in capital                                                                          8,264              8,232
Retained earnings                                                                        5,220              5,223
Treasury stock at cost                                                                    (747)                 0
Accumulated other comprehensive income, net of related tax
  of $14 and $19 at Dec. 31 1998 and March 31, 1998, respectively                           21                 33

Unearned employee stock ownership plan and recognition and retention plan               (1,173)              (602)
                                                                                      --------           --------
             Total Stockholders' Equity                                                 11,594             12,895
                                                                                      --------           --------
     Total Liabilities and Stockholders' Equity                                       $ 85,268           $ 79,968
                                                                                      --------           --------

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
   For the Three Month and Nine Month Periods Ended December 31, 1998 and 1997

                                                                              (Unaudited)
                                                         Three Month Period                 Nine Month Period
                                                        1998             1997             1998             1997
                                                       ------           ------           ------           ------
                                                                              ($1,000's)
Interest Income:
  Interest on Loans                                    $1,431           $1,482           $4,353           $4,339
  Interest and dividends on securities                    212               81              551              306
                                                       ------           ------           ------           ------
     Total interest income                              1,643            1,563            4,904            4,645
                                                       ------           ------           ------           ------

Interest expense:
  Interest on deposits                                    788              738            2,294            2,240
  Interest on FHLB advances                                26                5               77               62
  Interest on repurchase agreements                        32                3               92                4
                                                       ------           ------           ------           ------
   Total interest expense                                 846              746            2,463            2,306
                                                       ------           ------           ------           ------

    Net interest income                                   797              817            2,441            2,339

Provision for loan losses                                  30              163              145              299
                                                       ------           ------           ------           ------

    Net interest income after provision                   767              654            2,296            2,040
                                                       ------           ------           ------           ------

Non-interest income:
  Service charges                                          70               61              205              155
  Loan fees                                                28               40               89              125
  Gain on sale of loans                                     0                0                0              133
  Other non-interest income                                14                6               45               43
                                                       ------           ------           ------           ------
   Total other income                                     112              107              339              456
                                                       ------           ------           ------           ------

Non-interest expense:
  Compensation and employee benefits                      373              272            1,259              870
  Occupancy and equipment                                 108               94              330              273
  Foreclosed property expense                               6               10               35               37
  Data Processing                                          25               15               66               45
  Audit, legal and other professional                      33               23              109               44
  SAIF deposit insurance                                   14               10               39               30
  Advertising                                              19               16               50               55
  Telephone and postage                                    22               20               67               61
  Other                                                    90               95              273              264
                                                       ------           ------           ------           ------
   Total other expenses                                   690              555            2,228            1,679
                                                       ------           ------           ------           ------

    Income before income tax                              189              206              407              817

Provision for income taxes                                 74               84              153              322
                                                       ------           ------           ------           ------

   Net Income (Loss)                                   $  115           $  122           $  254           $  495
                                                       ------           ------           ------           ------

Earnings Per Share-Basic                               $ 0.15           $ 0.15           $ 0.33           $ 0.62
Earnings Per Share-Diluted                             $ 0.15           $ 0.15           $ 0.33           $ 0.62

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           For The Nine Month Periods Ended December 31, 1998 and 1997
                                   (Unaudited)

                                                                                      Unallocated     Accumulated
                                                                                          ESOP           Other
                                  Common     Paid-in      Retained      Treasury          and         Comprehensive
                                   Stock     Capital      Earnings       Stock            RRP            Income          Total
                                 -----------------------------------------------------------------------------------------------
                                                                          ($1,000's)

Balance at March 31, 1998           $9       $8,232        $5,223           $0           $(602)            $33          $12,895
Net Income                                                    254                                                           254
Rounding                                                        1                                                             1
Other Comprehensive Income                                                                                 (12)             (12)
Allocation of ESOP shares                        32                                         52                               84
Treasury Stock at cost                                                    (747)                                            (747)
Dividends Paid                                               (258)                                                         (258)
Recognition and Retention Plan                                                            (623)                            (623)
                                -----------------------------------------------------------------------------------------------
Balance at Dec. 31, 1998            $9       $8,264        $5,220        $(747)        $(1,173)            $21          $11,594
                                    --       ------        ------        -----         --------            ---          -------

                                                                      Unallocated
                                                                        Employee       Accumulated
                                                                         Stock            Other
                                  Common     Paid-in      Retained     Ownership      Comprehensive
                                   Stock     Capital      Earnings       Plan            Income          Total
                                 -----------------------------------------------------------------------------
                                                                          ($1,000's)
Balance at March 31, 1997           $0           $0        $4,850           $0             $30          $4,880
Issuance of Common Stock             9        8,178                       (688)                          7,499
Net Income                                                    495                                          495
Other Comprehensive Income                                                                  (4)             (4)
Allocation of ESOP shares                        42                         69                             111
                                 -----------------------------------------------------------------------------
Balance at September 30, 1997       $9       $8,220        $5,345        $(619)            $26         $12,981
                                    --       ------        ------        ------            ---         -------

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Three Month and Nine Month Periods
                        Ended December 31, 1998 and 1997
                                   (Unaudited)

                                                                          Three Months                   Nine Months
                                                                       1998          1997            1998          1997
                                                                     -------        -------        -------        -------
                                                                                           ($1,000's)
Cash flows from operating activities:
 Net income                                                          $   115        $   122        $   254        $   495
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities
   Provision for depreciation                                             61             52            174            139
   Provision for loan losses                                              30            163            145            299
   Net amortization and accretion on investments                          14             11             27             15
   (Increase) decrease in accrued interest receivable                     68            (35)            59           (211)
   (Increase) decrease in prepaid income taxes                            19              0            (38)             0
   Decrease (Increase) in other assets                                    14             20             50             77
   (Decrease) increase in accrued interest payable                       (56)           (29)           (43)           (12)
   (Decrease) increase in accrued income taxes                             0           (107)             0             35
   (Decrease) increase in deferred income taxes                            0            150              0            150
   Increase  (decrease) in other liabilities                              85            (97)           (36)           (13)
   Gain on sale of loans                                                   0              0              0           (133)
   Gain on sale of premises and equipment                                  0              0              0              0
   Loss on sale of mortgage-backed securities                              0              0              0              0
                                                                     -------        -------        -------        -------
     Net cash provided by operating activities                           350            250            592            841
                                                                     -------        -------        -------        -------

Cash flows from investing activities:
   Proceeds from sale of securities available for sale                     0              0              0              0
   Proceeds from maturities of securities available for sale             500              0            500            200
   Proceeds from sale of mortgage-backed securities
           Available for sale                                              0              0              0              0
   Proceeds from maturities of securities held to maturity                20             20             35             35
   Purchase of securities held to maturity                                 0              0            (35)          (677)
   Purchase of securities available for sale                          (2,075)          (500)        (8,944)          (500)
   Repayment of principal on mortgage-backed securities                  614            434          1,326            768
   Decrease (increase) in loans receivable                               396         (1,784)          (582)        (6,712)
   Purchase of loans and participations                                 (678)          (608)          (678)          (608)
   Sale or participation of originated loans                             508              0          1,939          1,714
   Decrease (increase) in foreclosed real estate                          24             18            221             (5)
   Purchase of premises and equipment                                    (46)           (91)          (213)          (284)
                                                                     -------        -------        -------        -------
     Net cash used in investing activities                              (737)        (2,511)        (6,431)        (6,069)
                                                                     -------        -------        -------        -------

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLDIATED STATEMENT OF CASH FLOWS
      For The Three and Nine Month Periods Ended December 31, 1998 and 1997
                                   (Unaudited)

                                                                          Three Months                  Nine Months
                                                                      1998           1997           1998          1997
                                                                    -------        -------        -------        -------
                                                                                          ($1,000's)
Cash flows from financing activities:
   Net increase (decrease) in deposits                              $   154        $  (283)       $ 6,036        $(1,748)
   Increase (decrease) in repurchase agreements                         283            202            660           (163)
   Advances from Federal Home Loan Bank                               1,500          2,500          1,500          4,250
   Repayment of FHLB advances                                        (1,500)          (500)        (1,500)        (6,000)
   Increase in advances from borrowers
      for taxes and insurance                                            18             19             (9)            (8)
   Proceeds from issuance of common stock                                 0              0              0          8,187
   Purchase of employee stock ownership plan                              0              0              0           (688)
   ESOP shares released                                                  25            111             84            111
   Dividends paid                                                         0              0           (258)             0
   Purchase of stock for Recognition & Retention Plan                     0              0           (746)             0
   Funding of  recognition and retention plan                             0              0            123              0
   Purchase of treasury stock                                             0              0           (747)             0
                                                                    -------        -------        -------        -------
      Net cash provided by financing activities                         480          2,049          5,143          3,941
                                                                    -------        -------        -------        -------

Increase (decrease) in cash and cash equivalents                         93           (212)          (696)        (1,287)

Cash and cash equivalents at beginning of period                      5,785          3,094          6,574          4,169
                                                                    -------        -------        -------        -------

Cash and cash equivalents at end of period                          $ 5,878        $ 2,882        $ 5,878        $ 2,882
                                                                    -------        -------        -------        -------


Supplemental Disclosures:
 Additional Cash Flows Information:
   Cash paid for:
     Interest on deposits, advances and
       repurchase agreements                                        $   902        $   775        $ 2,506        $ 2,318
     Income taxes:
      Federal                                                            52             37            180            111
      State                                                               5              8             22             26

Schedule of Non-Cash Investing Activities:
   Change in unrealized gain on securities available for sale           (87)             0            (19)            (7)
   Change in deferred income taxes attributed to
      Unrealized gain on securities available for sale                   34              0             (7)             3

               FIRST ROBINSON FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation

The consolidated financial statements include the accounts of First Robinson Financial Corporation (the Company) and its wholly owned subsidiary, First Robinson Savings Bank, National Association (the Bank). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report dated April 22, 1998. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management of the Company the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company at December 31, 1998 and the results of its operations and cash flows for the three months and nine months ended December 31, 1998 and 1997. The results of operations for those months ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year.

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

(3)  Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which requires entities with complex capital structures to present both basic earnings per share ("EPS") and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities of other contracts to issue common stock (such as stock options) were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period, plus common-equivalent shares computed using the treasury stock method. The Company's weighted average common shares outstanding was 760,768 and 779,864 for the three and nine month periods ending December 31, 1998. The Company's operations did not start until June 27, 1997, earnings per share calculations are presented as if the Company was operating for both the three and nine month periods ended December 31, 1997. Weighted average common shares outstanding for the three and nine month periods ended December 31, 1997 were 796,012 and 792,829 respectively. The Company approved a stock option plan during the quarter ended September 30, 1998. This plan had no dilutive effect on the earnings per share since current stock price was less than option price.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4)  Employee Stock Ownership Plan

In connection with the conversion to the stock form of ownership, the Board of Directors established an employee stock ownership plan (ESOP) for the exclusive benefit of participating employees. Employees age 21 or older who have completed one year of service are eligible to participate. Upon the issuance of the common stock, the ESOP acquired 68,770 shares of $0.01 par value common stock at the subscription price of $10.00 per share. The Bank makes contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. As the debt is repaid, shares are released from collateral and allocated to active employees. The Bank accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. As shares are released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share calculations. Dividends on allocated shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt or accrued interest. ESOP compensation expense for the three months ended December 31, 1998 was $37,000 and for the nine months ended December 31, 1998 was $117,000.

The ESOP shares at December 31, 1998 were as follows:

       Allocated shares                                            13,754
       Shares released for allocation                                   0
       Unallocated shares                                          55,016

       Total ESOP shares                                           68,770

       Fair value of unallocated shares                          $639,561

(5)  Comprehensive Income

The company has adopted FASB Statement No. 130, Reporting Comprehensive Income. The statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes net income and other comprehensive income, which for the Company includes unrealized gains and losses on securities available for sale. Comprehensive income, unaudited, for the three and nine month periods ended December 31, 1998 and 1997 are as follows:

                                                    Three Month Period               Nine Month Period
                                                   1998             1997            1998             1997
                                                  -----            -----           -----            -----
                                                                         ($1,000)
Net Income                                        $ 115            $ 122           $ 254            $ 495
                                                  -----            -----           -----            -----
Other Comprehensive Income
Unrealized gains (losses) on securities             (87)               0             (19)              (7)
Related tax effects                                  34                0               7                3
                                                  -----            -----           -----            -----
Other Comprehensive Income (Losses)                 (53)               0             (12)              (4)
                                                  -----            -----           -----            -----
Comprehensive Income                              $  62            $ 122           $ 242            $ 491
                                                  -----            -----           -----            -----

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

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations

Impact of the Year 2000

     The Company has continued conducting and testing its computer systems to identify applications that could be affected by the "Year 2000" issue, and has developed an implementation plan to address the issue. The Company's data processing is performed primarily in-house; however software and hardware utilized is under maintenance agreements with third party vendors, consequently the Company is very dependent on those vendors to conduct its business. The
Company has already contacted each vendor to request time tables for year 2000 compliance and expected costs, if any, to be passed along to the Company. To date, the Company has been informed that its primary service providers anticipate that all reprogramming efforts will be completed by December 31, 1998, allowing the Company adequate time for testing. Review and testing of core systems is estimated to be 85% complete. Management does not expect these costs to have a significant impact on its financial position or results of operations however, there can be no assurance that the vendors' systems will be Year 2000 compliant, consequently the Company could incur incremental costs to convert to another vendor. The Company identified certain of its hardware and software equipment that was not Year 2000 compliant. The Company purchased new equipment and software totaling approximately $90,000. However the Company has projected an additional $140,000 for capital expenditures as a safeguard for future contingencies. The Company projects that expenses should not exceed $78,000 for the fiscal year ending March 31, 1999. The Company is expensing all costs associated with Year 2000 required system changes as costs are incurred, and such costs are being funded through operating cash flows. The cost of internal resources for compliance has not been estimated. The Company does not expect significant increases in future data processing costs or other expenses related to its Year 2000 compliance. The Company continues to plan for the "Year 2000" issue. Several measures are being developed including but not limited to a proactive approach to customer awareness regarding the "Year 2000" issue, reviewing and planning for liquidity needs, additional inspections of environmental systems, and contingency and business recovery planning.

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

Comparison at December 31, 1998 and March 31, 1998

     The Company's total assets increased by approximately $5.3 million or 6.6%, to $85.3 million at December 31, 1998 from $80.0 million at March 31, 1998. This increase in total assets was primarily the result of a $7.8 million increase in securities available for sale offset primarily by a $696,000 decrease in cash and cash equivalents, an $824,000 decrease in loans receivable, net, a $221,000 decrease in foreclosed real estate and a $765,000 decrease in securities held to maturity. The decrease in securities held to maturity was primarily the result of a reclassification of the securities to available for sale by implementing the Statement of Financial Accounting Standards No. 133. The overall increase in assets was primarily due to the purchase of additional securities. This increase was primarily funded by increases in deposits and repurchase agreements

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations

Financial Condition - Continued

     Liabilities increased approximately $6.6 million or 9.8% to $73.7 million at December 31, 1998 from $67.1 million at March 31, 1998. This increase in liabilities was primarily the result of a $6.0 million increase in deposits and a $660,000 increase in repurchase agreements.

     Stockholders' equity decreased $1.3 million or 10.1% to $11.6 million as of December 31, 1998 from $12.9 million as of March 31, 1998. This decrease was primarily from $1.4 million of the Company's stock being re-purchased, offset by earnings for the quarter. This stock is currently held in treasury stock and for the Recognition and Retention Plan.

Results of Operation

Comparison of the Three Months ended December 31, 1998 and 1997

Net Income

     The Company reported net earnings of $115,000 during the three months ended December 31, 1998 as compared to net income of $122,000 during the three months ended December 31, 1997. The $7,000 or 5.7% decrease in net income during the three months ended December 31, 1998, as compared to the same period in the prior year, was primarily attributable to an increase of $135,000 or 24.3% in non-interest expense offset by an increase of $113,000 or 17.3% in net interest income after provision for loan losses, an increase of $5,000 or 4.7% in non-interest income and a decrease $10,000 or 11.9% in provision for income taxes.

Net Interest Income

     Net interest income decreased by $20,000 or 2.4% to $797,000 during the three months ended December 31, 1998, as compared to $817,000 during the same period in the prior year. The decrease was caused by an increase of $100,000 or 13.4% in total interest expense offset by an increase of $80,000 or 5.1% in total interest income. The increase in total interest expense was from a $50,000 or 6.8% increase in interest on deposits, a $21,000 increase in interest on FHLB advances and a $29,000 increase in interest on repurchase agreements. The increase in total interest income was from a $131,000 increase in interest and dividends on securities offset by a decrease of $51,000 or 3.4% in interest on loans. Interest rate spread for the three months ended December 31, 1998 was 3.21% compared to 3.64% for the same period in 1997.

Non-Interest Income

     Total non-interest income increased by $5,000 or 4.7% to $112,000 during the three months ended December 31, 1998, as compared to $107,000 during the same period in the prior year. The increase in total non-interest income was primarily caused by an increase of $9,000 or 14.8% in service charges and an increase of $8,000 in other non-interest income offset by a decrease of $12,000 or 30.0% in loan fees.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations


Non-Interest Expense

     Total non-interest expense increased by $135,000 or 24.3% to $690,000 during the three months ended December 31, 1998, as compared to $555,000 during the same period in the prior year. This increase was due primarily from an increase of $101,000 or 37.1% in compensation and employee benefits, an increase of $14,000 or 14.9% in occupancy and equipment expense, an increase of $10,000 or 66.7% in data processing expense, an increase of $10,000 or 43.5% in audit, legal, and other professional expenses, an increase of $4,000 or 40.0% in SAIF deposit insurance premiums, an increase of $3,000 or 18.8% in advertising expense and an increase of $2,000 or 10.0% in telephone and postage expenses partially offset by a decrease of $4,000 or 40.0% in foreclosed property expense and a decrease of $5,000 or 5.3% in other expenses. The significant increase in compensation and employee benefits was primarily from the ongoing costs associated with the implementation of the Company's Recognition and Retention Plan approved by shareholders at their annual meeting July 29, 1998 and the hiring of additional personnel.

Provision for Loan Losses

     During the three months ended December 31, 1998, the Company recorded provision for loan losses of $30,000 as compared to $163,000 for the same period of the prior year. The Company recorded such provisions to adjust the Company's allowance for loan losses to a level deemed appropriate based on an assessment of the volume and lending presently being conducted by the Company, industry standards, past due loans, economic conditions in the Company's market area generally and other factors related to the collectability of the Company's loan portfolio. The Company's non-performing assets as a percentage of total assets was 0.57% at December 31, 1998, as compared to 0.15% at September 30, 1998.

Provision for Income Taxes

     The Company recognized a provision for income taxes of $74,000 for the three months ended December 31, 1998 as compared to a provision for income taxes of $84,000 for the same period in the prior year. The effective tax rate during the three months ended December 31, 1998 was 39.2% (federal and state) as compared to 40.8% during the same period in the prior year.

Comparison of the Nine Months ended December 31, 1998 and 1997

Net Income

     The Company reported a net income of $254,000 during the nine months ended December 31, 1998 as compared to $495,000 during the nine months ended December 31, 1997. The $241,000 or 48.7% decrease in net income for the nine months ended December 31, 1998, as compared to the same period in the prior year was primarily attributable to an increase of $256,000 or 12.5% in net interest income after provision for loan losses and a decrease of $169,000 or 52.5% in provision for income taxes offset by a decrease of $117,000 or 25.7% in non-interest income and an increase of $549,000 or 32.7% in non-interest expense.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations

Net Interest Income

     Net interest income increased by $102,000 or 4.4% during the nine months ended December 31, 1998, as compared to the same period in the prior year. This increase was caused by a $259,000 or 5.6% increase in total interest income offset by a $157,000 or 6.8% increase in total interest expense. The increase in total interest income was from a $14,000 or 0.3% increase in interest on loans and a $245,000 or 80.1% increase in interest and dividends on securities. The increase in total interest expense was from a $54,000 or 2.4% increase in interest on deposits, a $15,000 or 24.2% increase in interest on Federal Home Loan Bank advances and a $88,000 increase in interest on repurchase agreements. Interest rate spread for the nine months ended December 31, 1998 was 3.36% compared to 3.74% for the same period in 1997.

Non-Interest Income

     Total non-interest income decreased by $117,000 or 25.7% during the nine months ended December 31, 1998, as compared to the same period in the prior year. The decrease in non-interest income was primarily the result of a $50,000 or 32.3% increase in service charges and a $2,000 or 4.7% increase in other non-interest income offset by a $36,000 or 28.8% decrease in loan fees and a decrease of $133,000 in gains from sale of loans. The significant decrease in gains from sale of loans was caused by a one-time sale of the government guaranteed portion of commercial loans during the nine months ended December 31, 1997.

Non-Interest Expense

     Total non-interest expense increased by $549,000 or 32.7% during the nine months ended December 31, 1998, as compared to the same period in the prior year. This increase was due primarily from an increase of $389,000 or 44.7% in compensation and employee benefits, an increase of $57,000 or 20.9% in occupancy and equipment expense, an increase of $21,000 or 46.7% in data processing expense, an increase of $65,000 or 147.7% in audit, legal and other professional expenses, an increase of $9,000 or 30.0% in SAIF deposit insurance premiums, an increase of $6,000 or 9.8% in telephone and postage expense and an increase of $9,000 or 3.4% in other expenses offset by a decrease of $2,000 or 5.4% in foreclosed property expense and a decrease of $5,000 or 9.1% in advertising expense. The significant increase in compensation and employee benefits was primarily the result of initial and ongoing costs associated with the Company's Recognition and Retention Plan approved by the shareholders at their annual meeting July 29, 1998 and increased personnel costs. The increase in audit and legal fees was a direct result of the increased costs associated with being a publicly traded company.

Provision for Loan Losses

     During the nine months ended December 31, 1998, the Company recorded provision for loan losses of $145,000 as compared to $299,000 for the same period of the prior year. The Company recorded such provisions to adjust the Company's allowance for loan losses to a level deemed appropriate based on an assessment of the volume and lending presently being conducted by the Company, industry standards, past due loans, economic conditions in the Company's market area generally and other factors related to the collectability of the Company's loan portfolio. The Company's non-performing assets as a percentage of total assets was 0.57% at December 31, 1998, as compared to 0.55% at March 31, 1998.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations

Provision for Income Taxes

     The Company recognized provision for income taxes of $153,000 for the nine months ended December 31, 1998 as compared to $322,000 for the same period in the prior year. The effective tax rate during the nine months ended December 31, 1998 was 37.6% (federal and state) and 39.4% for the nine months ending December 31, 1997.

Liquidity and Capital Resources

     The Company's principal sources of funds are deposits and principal and interest payments collected on loans, investments and related securities. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition. Additionally, the Company may borrow funds from the FHLB of Chicago and the Discount Window of the Federal Reserve of St. Louis or utilize other borrowings of funds based on need, comparative costs and availability at the time. The Company has developed a correspondent relationship and has borrowing capabilities with Cole Taylor Bank in Chicago.

     At December 31, 1998 the Company had $2.0 million in advances from the FHLB of Chicago outstanding with no change from the amount of advances as of March 31, 1998. The Company uses its liquidity resources principally to meet outstanding commitments on loans, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. The Company anticipates that it will have sufficient funds available to meet current loan commitments. At December 31, 1998, the Company had outstanding commitments to extend credit, which amounted to $2.4 million (including $1.7 million, in available revolving commercial lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

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

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations

Regulatory Capital

     At December 31, 1998, the Bank was in compliance with all of the aforementioned capital requirements as summarized below:

                                                               December 31, 1998
                                                               -----------------
                                                                   (1,000's)

Tier I Capital:
  Common stockholders' equity                                        9,723
  Unrealized loss (gain) on securities available for sale             (21)

    Total Tier I Capital                                             9,702

Tier II Capital:
  Total Tier I capital                                               9,702
  Qualifying allowance for loan losses                                 697

    Total capital                                                   10,399

Risk-weighted assets                                                55,730
Quarter average assets                                              85,542

                                                                                                        To be Well Capitalized
                                                                                                           Under the Prompt
                                                                               For Capital                 Corrective Action
                                                Actual                      Adequacy Purposes                 Provisions
                                         --------------------             ---------------------           ---------------------
                                         Amount         Ratio             Amount          Ratio           Amount          Ratio
                                         ------         -----             ------          -----           ------          -----
As of December 31, 1998:
     Total Risk-Based Capital
       (to Risk-Weighted Assets)         10,399        18.66%              4,458          8.00%             5,573        10.00%
     Tier I Capital
      (to Risk-Weighted Assets)           9,702        17.41%              2,229          4.00%             3,344         6.00%
     Tier I Capital
      (to Average Assets)                 9,702        11.34%              3,422          4.00%             4,277         5.00%

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

Item 4.   Submission of Matters to a Vote of Security Holders
           None

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

                                     FIRST ROBINSON FINANCIAL
                                     CORPORATION



Date: February 15, 1999              /s/ Rick L. Catt
      -----------------              ----------------
                                     Rick L. Catt
                                     President and Chief Executive Officer

Date: February 15, 1999              /s/ Jamie E. McReynolds
      -----------------              -----------------------
                                     Jamie E. McReynolds
                                     Chief Financial Officer and Vice President