Form 10KSB
period 1999-03-31
FIRST ROBINSON FINANCIAL CORP
filed 1999-06-29
CIK 1035991

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended March 31, 1999
                                       OR
[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       For the transition period from _______________ to ________________
       Commission file number 0-29276


                      FIRST ROBINSON FINANCIAL CORPORATION
-------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


         Delaware                                                36-4145294
---------------------------------                           -------------------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)



501 East Main Street, Robinson, Illinois                               62454
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code:  (618) 544-8621

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None
           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $0.01 per share
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X . NO ___.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State the issuer's revenues for its most recent fiscal year: $6.9 million.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and ask price of such stock as of June 21, 1999, was approximately $8.6 million.

     As of June 21, 1999, there were 788,323 shares issued and outstanding of the Registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Parts II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended March 31, 1999.

     Part III of Form 10-KSB - Portions of Proxy Statement for the 1999 Annual Meeting of Stockholders.

                           FORWARD-LOOKING STATEMENTS

     When used in this Annual Report on Form 10-KSB or future filings by First Robinson Financial Corporation (the "Company") or the Company's wholly owned subsidiary, First Robinson Savings Bank, National Association (the "Bank") with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe" or similar expressions are intended to identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected. All references to the Company prior to March 1997, except where otherwise indicated, are to the Bank. References in this Annual Report to "we", "us", and "our" refer to the Company and/or the Bank, as the context requires.

     We do not undertake and specifically disclaim any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

                             IMPACT OF THE YEAR 2000

     We have completed testing of our computer systems which were conducted for the purpose of identifying applications that could be affected by the Year 2000 issue. Our data processing is performed primarily in-house; however software and hardware utilized is under maintenance agreements with third party vendors. Consequently, we are very dependent on those vendors to conduct our business. We have already contacted each vendor to request time tables for Year 2000 compliance and expected costs, if any, to be passed along to us. To date, and while we cannot offer assurance with respect to their efforts, we have been informed that our primary service providers have completed all reprogramming efforts. Review and testing of core systems has been completed. Management does not expect any additional costs to have a significant impact on our financial position or results of continuing operations. There can be no assurance, however, that the vendors' systems will be Year 2000 compliant. Consequently, we could incur incremental costs to convert to another vendor. We anticipate that expenses should not exceed $78,000 for the fiscal year ending March 31, 2000. We are expensing all costs associated with Year 2000 required system changes as costs are incurred, and such costs are being funded through operating cash flows. The cost of internal resources for compliance has not been estimated. While we cannot guarantee it, we do not expect significant increases in future data processing costs or other expenses related to Year 2000 compliance. We will continue to plan for the Year 2000 issue by reviewing and planning for liquidity needs, conducting additional inspections of environmental systems, and planning for contingency and business recovery.

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

     The Bank. The Bank is a national bank, the deposits of which are federally insured and backed by the full faith and credit of the U.S. Government. The Bank is a community-oriented financial institution and seeks to serve the financial needs of the residents and businesses in its market area. The principal business of the Bank has historically consisted of attracting retail deposits from the general public and investing those funds in primarily one-to four-family residential real estate loans and, to a lesser extent, consumer loans, commercial and agricultural real estate loans and commercial business and agricultural finance loans. At March 31, 1999, substantially all of the Bank's real estate mortgage loans, were secured by properties located in the Bank's market area. The Bank also invests in investment and equity securities and mortgage-backed securities, and other permissible investments.

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

Market Area

     The Bank primarily serves Crawford County, Illinois. The Bank currently has four offices, consisting of three full service offices and one drive-up, located in Robinson, Palestine and Oblong, Illinois.

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

     The Bank and therefore the Company, is dependent upon the economy of its market share for continued success, since the vast majority of its loans are located in the Bank's market area. See Note 17 of Notes To Consolidated Financial Statements.

Lending Activities

     General. The Bank's loan portfolio consists primarily of conventional, first mortgage loans secured by one- to four-family residences and, to a lesser extent, consumer loans, commercial and agricultural real estate loans, commercial business and agricultural finance loans and multi-family real estate and construction loans. At March 31, 1999, the Bank's gross loans outstanding totaled $63.5 million, of which $31.6 million or 49.80% were one-to four-family residential mortgage loans. Of the one- to four-family mortgage loans outstanding at that date, 19.34% were fixed-rate loans, and 80.66% were adjustable-rate loans. At that same date, consumer loans totaled $7.9 million or 12.38% of the Bank's total loan portfolio, all of which were fixed-rate loans. Also at that date, the Bank's commercial and agricultural real estate loans totaled $11.9 million or 18.68% of the Bank's total loan portfolio of which 92.44% were adjustable-rate loans. At March 31, 1999, commercial business and agricultural finance loans totaled $10.9 million or 17.13% of the Bank's total loan portfolio, of which 40.11% were fixed-rate loans and 59.89% adjustable-rate loans. At that same date, multi-family real estate and construction loans totaled $1.3 million or 2.01% of the Bank's total loan portfolio. See Notes 1 and 4 of Notes To Consolidated Financial Statements.

     The Bank also invests in mortgage-backed securities, government securities, obligations of states or political subdivisions and other debt securities. At March 31, 1999, mortgage-backed securities totaled $8.1 million or 67.15% of the Bank's total investment and mortgage-backed securities portfolio, government securities and obligations of states and political subdivisions and other debt securities totaled $4.0 million, or 32.85% of the Bank's total investment and mortgage-backed securities portfolio.

     The Bank's loans-to-one borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation -- Federal Regulation of National Banks." At March 31, 1999, the maximum amount which the Bank could have lent under this limit to any one borrower and the borrower's related entities was approximately $1.5 million. At March 31, 1999, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount.

     The Bank's five largest lending relationships at March 31, 1999 were as follows: (i) $3.0 million in loans to a heavy equipment contractor, of which $2.0 million was participated to other lenders, secured by real estate, equipment, inventory, and accounts receivable as well as certificates of deposit and personal guarantees; (ii) $1.4 million in loans to a grain farming operation and grain elevator business, of which $499,632 was participated to other lenders, secured by real estate, warehouse receipts and personal guarantees;
(iii) $880,000 in loans to a grain farming operation, secured by crops, equipment, inventory, and personal guarantees; (iv) $753,836 in loans to a grain farmer, secured by real estate, equipment, inventory, warehouse receipts, and an IFDA guarantee; (v) $735,907 in loans to a fast food franchise secured by real estate, equipment, inventory, and personal guarantees. At March 31, 1999, all of these loans totaling $6.8 million in the aggregate, of which $2.5 million was participated to other lenders, were performing in accordance with their terms.

     Loan Portfolio Composition. The following information concerning the composition of the Bank's loan portfolios in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.


                                                 March 31,                                        October 31,
                                   --------------------------------------  --------------------------------------------------------

                                        1999                  1998               1997                1996                  1995
                                   ------------------ -------------------- ------------------- ------------------  ----------------

                                   Amount     Percent  Amount     Percent  Amount     Percent  Amount     Percent  Amount   Percent
                                   ------------------ -------------------- ------------------- ------------------- ----------------


Real Estate Loans:
 One- to four-family ...........   $31,609    49.80%   $30,393    46.32%   $29,894    46.22%   $27,784    50.61%   $23,448    51.80%
 Multi-family ..................       676     1.06        117     0.18        124      .19        141      .26        174      .38
 Commercial and agricultural....    11,857    18.68     13,466    20.52     12,420    19.20      9,594    17.47      5,560    12.29
 Construction or development ...       602     0.95        598     0.91        578      .89         76      .14        514     1.14
                                   -------   ------    -------   ------    -------   ------    -------   ------    -------   ------
     Total real estate loans ...    44,744    70.49     44,574    67.93     43,016    66.50     37,595    68.48     29,696    65.61
                                   -------   ------    -------   ------    -------   ------    -------   ------    -------   ------

Other Loans:
 Consumer Loans:
  Deposit account ..............       410     0.65        654     1.00        657     1.01        571     1.04      1,069     2.36
  Automobile ...................     5,534     8.72      8,536    13.01      9,480    14.66      8,764    15.96      7,273    16.07
  Other ........................     1,913     3.01      2,440     3.72      2,392     3.70      2,717     4.95      2,591     5.73
                                   -------   ------    -------   ------    -------   ------    -------   ------    -------   ------
     Total consumer loans ......     7,857    12.38     11,630    17.73     12,529    19.37     12,052    21.95     10,933    24.16
                                   -------   ------    -------   ------    -------   ------    -------   ------    -------   ------
 Commercial business and
   agricultural finance loans ..    10,876    17.13      9,408    14.34      9,140    14.13      5,257     9.57      4,628    10.23
                                   -------   ------    -------   ------    -------   ------    -------   ------    -------   ------
     Total other ...............    18,733    29.51     21,038    32.07     21,669    33.50     17,309    31.52     15,561    34.39
                                   -------   ------    -------   ------    -------   ------    -------   ------    -------   ------
     Total loans ...............    63,477   100.00%    65,612   100.00%    64,685   100.00%    54,904   100.00%    45,257   100.00%
                                   -------   ======    -------   ======    -------   ======    -------   ======    -------   ======

Less:
 Loans in process...............      (250)               (713)              (243)                 (43)               (148)
 Unearned discounts.............       ---                 ---                ---                  ---                 ---
 Allowance for losses...........      (634)               (665)              (482)                (413)               (255)
                                   --------            --------            ------              --------            --------
 Total loans receivable, net....   $62,593             $64,234             63,960              $54,448             $44,854
                                   =======             =======             ======              =======             =======

     The following schedule illustrates the interest rate sensitivity of the Bank's loan portfolio at March 31, 1999. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract reprices. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.


                                                  Real Estate
                                   ---------------------------------------------
                                                           Multi-family and                    Commercial Business
                                   One- to Four-Family      Commercial and                             and
                                   and Construction          Agriculture          Consumer     Agricultural Finance       Total
                                   --------------------  -------------------- ---------------- --------------------- ---------------
                                             Weighted            Weighted            Weighted            Weighted          Weighted
                                             Average              Average             Average             Average           Average
                                   Amount     Rate       Amount    Rate       Amount   Rate     Amount     Rate      Amount    Rate
                                   --------------------  -------------------- ---------------- --------------------- ---------------

                                                                              (Dollars in Thousands)
   Due During
  Years Ending
    March 31,
2000(1) .....................      $ 9,860     8.55%   $ 7,573     8.63%   $ 1,369     9.83%    $ 7,909     8.64%   $26,711    8.67%
2001 and 2002 .................     10,644     8.86      2,879     8.13      3,700    10.94       1,163     8.92     18,386    9.17
2003 and 2004 .................      2,635     8.55      1,550     8.19      2,194     9.78       1,266     8.95      7,645    8.90
After 2004 ....................      9,072     7.78        531     7.83        594     8.02         538     9.64     10,735    7.89
                                   -------    -----    -------    -----    -------    -----     -------    -----    -------   -----
Total .........................    $32,211     8.44%   $12,533     8.43%   $ 7,857    10.20%    $10,876     8.76%   $63,477    8.71%
                                   =======    =====    =======    =====    =======    =====     =======    =====    =======   =====

---------------
(1) Includes demand loans, loans having no stated maturity and overdraft loans.


     The total amount of loans due after March 31, 2000 which have predetermined interest rates is $14.0 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $22.8 million.

     Underwriting Standards. All of the Bank's lending is subject to its written underwriting standards and loan origination procedures. Decisions on loan applications are made on the basis of detailed applications and, if applicable, property valuations. Properties securing real estate loans made by the Bank are generally appraised by Board approved independent appraisers. In the loan approval process, the Bank assesses the borrower's ability to repay the loan, the adequacy of the proposed security, the employment stability of the borrower and the credit-worthiness of the borrower.

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

     One- to Four-Family Residential Mortgage Lending. Residential loan originations are generated by the Bank's marketing efforts, its present customers, walk-in customers, referrals from real estate brokers. Historically, the Bank has focused its lending efforts primarily on the origination of loans secured by one- to four-family residential mortgages in its market area. At March 31, 1999, the Bank's one- to four-family residential mortgage loans totaled $31.6 million, or 49.80%, of the Bank's gross loan portfolio of which $53,000 was non-performing at that date.

     The Bank offers only adjustable and fixed rate mortgage loans. For the year ended March 31, 1999, the Bank originated $17.6 million of real estate loans, of which $10.9 million were secured by one- to four-family residential real estate, and $6.3 million was secured by commercial real estate. Substantially all of the Bank's one- to four-family residential mortgage originations are secured by properties located in its market area.

     The Bank offers adjustable-rate mortgage loans at rates and on terms determined in accordance with market and competitive factors. The Bank currently originates adjustable-rate mortgage loans with a term of up to 30 years. The Bank generally offers from one to five year adjustable-rate mortgage loans with a stated interest rate margin generally over the one-year Treasury Bill Index, which adjusts from one to five year terms. Increases or decreases in the interest rate of the Bank's adjustable-rate loans is generally limited to 200 basis points at any adjustment date and 600 basis points over the life of the loan. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as are the Bank's liabilities. The Bank qualifies borrowers for adjustable-rate loans based on the initial interest rate of the loan. As a result, the risk of default on these loans may increase as interest rates increase. See "Asset Quality -- Non-Performing Assets." At March 31, 1999, the total balance of one-to four-family adjustable-rate loans was $25.5 million or 40.17% of the Bank's gross loan portfolio. See "-- Originations, Purchases and Sales of Loans."

     The Bank offers and retains fixed-rate mortgage loans with a term of up to 30 years. At March 31, 1999, the total balance of one- to four-family fixed-rate loans was $6.1 million or 9.63% of the Bank's gross loan portfolio. The Bank also offers U.S. Department of Agriculture ("USDA") Guaranteed Rural Housing Loans to first-time home buyers with minimal to no down payments and that meet certain income limitations. These loans are 30-year fixed rate loans with a 90% guarantee from USDA. At March 31, 1999, the total balance of USDA Guaranteed Rural Housing Loans was $1.8 million or 2.82% of the Bank's gross loan portfolio. See "-- Originations, Purchases and Sales of Loans."

     Currently, the Bank will generally lend up to 80% of the appraised value of the security property on owner occupied one- to four-family loans. Residential loans do not include prepayment penalties, are non-assumable (other than government-insured or guaranteed loans), and do not produce negative amortization. Real estate loans originated by the Bank contain a "due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property. The Bank does utilize private mortgage insurance.

     The loans currently originated by the Bank are not typically underwritten and documented pursuant to the guidelines of the FHLMC. Under current policy, the Bank originates these loans for portfolio. Effective January 1, 1999, the Bank has entered into an agreement with FHLB to originate loans for them. This program offers 15 to 30 year fixed rate mortgages. The Bank sells 100% of the principal and receives a fee. The Bank also receives 25 basis points servicing per month. A portion of the fee is retained by FHLB to cover any contingent debt incurred by the Bank if these loans are written off. The Bank anticipated utilizing this program in the next fiscal year end. During the year ended March 31, 1999, the Bank originated one loan of $75,000. See "-- Originations, Purchases and Sales of Loans and--Investment Activities--Mortgage-backed Securities."

     Consumer Lending. The Bank offers secured and unsecured consumer loans. Secured loans may be collateralized by a variety of asset types, including automobiles, mobile homes and deposits. The Bank currently originates substantially all of its consumer loans in its primary market area. At March 31, 1999, the Bank's consumer loan portfolio totaled $7.9 million, or 12.38% of its gross loan portfolio, all of which were fixed rate loans.

     A significant component of the Bank's consumer loan portfolio consists of new and used automobile loans. These loans generally have terms that do not exceed five years. Generally, loans on vehicles are made in amounts up to 80% of the sales price. At March 31, 1999, the Bank's automobile loans totaled $5.5 million or 8.72% of the Bank's gross loan portfolio. These loans were originated predominately on a direct basis.

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

     Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At March 31, 1999, $39,000 of the Bank's consumer loans were non-performing. There can be no assurances that additional delinquencies will not occur in the future.

     Commercial and Agricultural Real Estate Lending. The Bank also originates commercial and agricultural real estate loans. At March 31, 1999 approximately $11.9 million, or 18.68% of the Bank's gross loan portfolio, was comprised of commercial and agricultural real estate loans of which $51,000 were non-performing at that date. Of this amount, approximately $897,000 or 7.56% of these loans were fixed-rate commercial and agricultural real estate loans and approximately $11.0 million or 92.44% were adjustable-rate loans. The largest commercial real estate loan was for $736,000. At March 31, 1999 this borrower had only that amount outstanding to the Bank.

     The Bank will generally lend up to 80% of the value of the collateral securing the loan with varying maturities up to 20 years for loans generally with repricing of daily to 5 years. In underwriting these loans, the Bank currently analyzes the financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the business. The Bank requires personal guaranties of corporate borrowers. Appraisals on properties securing commercial and agricultural real estate loans originated by the Bank are performed by independent appraisers. The Bank also offers small business loans, which are generally guaranteed up to 90% by various governmental agencies. The Bank has, in the past, sold the guaranteed portion of such loans and retained the uninsured portion as well as the servicing.

     Commercial and agricultural real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial and agricultural real estate is typically dependent upon the successful operation of the business. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower's ability to repay the loan may be impaired

     Commercial and Agricultural Business Lending. The Bank also originates commercial and agricultural business loans. At March 31, 1999 approximately $10.9 million, or 17.13% of the Bank's gross loan portfolio, was comprised of commercial and agricultural business loans of which $5,000 were non-performing at that date. Of the $10.9 million, approximately $4.4 million or 40.11% were fixed rate loans and approximately $6.5 million or 59.89% were adjustable-rate loans. The largest commercial business loan was to a heavy equipment contractor who had loans totaling $3.0 million. Of this amount, $2.0 million was participated to other lenders.

     Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business and agricultural finance loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business and agricultural finance loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). The Bank's commercial business and agricultural finance loans are usually secured by business or personal assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At March 31, 1999, $60,000 of the Bank's commercial business and agricultural finance loans were unsecured.

     The Bank's commercial and agricultural business lending policy includes credit file documentation and analysis of the borrower's character, capacity to repay the loan, the adequacy of the borrower's capital and collateral as well as an evaluation of conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of the Bank's current credit analysis. Nonetheless, such loans, are believed to carry higher credit risk than more traditional investments.

     Construction Lending. The Bank had $602,000 in construction loans for one- to four-family residences or 0.95% of the total loan portfolio at March 31, 1999. No construction loans for commercial property existed as of March 31, 1999.

     The Bank offers construction loans to individuals for the construction of one- to four-family residences or commercial buildings. Such loans are offered with fixed and adjustable-rates of interest. Following the construction period, these loans may become permanent loans.

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

     Multi-Family Lending. The Bank offers one- to five-year adjustable-rate multi-family loans for terms of up to 20 years. The Bank will generally lend up to 80% of the value of the collateral securing the loan. At March 31, 1999, the Bank had $676,000 of multi-family real estate loans or 1.06% of the Bank's gross loan portfolio was comprised of such loans of which none were non-performing at that date.

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

     While the Bank currently originates adjustable-rate and fixed-rate loans, its ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For the year ended March 31, 1999, the Bank originated $15.9 million in fixed-rate loans and $18.4 million in adjustable-rate loans.

     The Bank sold through participations with other lenders, $1.9 million in commercial business and agricultural finance loans for the year ended March 31, 1999. Sales of these loans generally are beneficial to the Bank since these sales may produce future servicing income, provide funds for additional lending and other investments and increase liquidity. The Bank does not sell loans pursuant to forward sales commitments and, therefore, an increase in interest rates after loan origination and prior to sale may adversely affect the Bank's income at the time of sale.

     During the year ended March 31, 1999 the Bank repurchased $678,000 in commercial business loans that the Bank originally participated.




     The following table shows the loan origination, purchase, sale and repayment activities of the Bank for the periods indicated.


                                                  Year Ended March 31,        Year Ended October 31,
                                              --------------------------- -----------------------------

                                                  1999          1998           1997           1996
                                             ---------------  ------------- -------------- --------------


Originations by type:
  Real estate:
     One to four family...................        $10,897        $11,415       $12,592        $11,883
     Multi-family.........................            370            105           ---            ---
     Commercial and agricultural..........          6,331          5,902         7,265          4,703
                                                 --------       --------      --------       --------

Other:
     Consumer.............................          5,823         10,902        11,760         12,391
     Commercial business and
       agricultural finance...............         10,847          8,672         9,291          7,717
                                                   ------       --------     ---------        -------
        Total loans originated............         34,268         36,996        40,908         36,694
                                                   ------        -------      --------        -------

Purchases:
Real Estate:
     Commercial and agricultural finance..            ---            ---           119            ---

Other:
     Commercial business and
       agricultural finance...............            678            608           498            ---
                                                 --------      ---------      --------      ---------
       Total loan purchases...............            678            608           617            ---
                                                                              --------      ---------

Mortgage-backed securities................          8,469            ---           ---          2,174
                                                  -------    -----------    ----------        -------
     Total purchases......................          9,147            608           ---          2,174
                                                  -------    -----------    ----------        -------

Sales and Repayments:
Real estate:
     Commercial and agricultural..........            508          1,484         1,727            990
     Mortgage-backed securities sales.....            ---            942         1,727            990

Other:
Commercial business and
  agricultural finance....................          1,431            487           360            754
                                                  -------      ---------     ---------      ---------
     Total sales..........................          1,939          2,913         2,087          1,744
                                                  -------       --------      --------        -------

Principal reductions
     Loans................................         33,075         29,783        29,315         23,917
     Mortgaged-backed securities..........          1,716          1,135           854          1,136
                                                  -------       --------    ----------       --------
      Total reductions....................         34,791         30,918        30,169         26,797
                                                   ------        -------      --------       --------
Decreases in other items, net                      (2,103)          (729)        (342)        (1,386)
                                                  -------      ---------    ---------       --------
Net increase (decrease)...................         $4,582        $ 3,044      $  8,927        $10,685
                                                   ======        =======      ========        =======


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

     When a loan becomes more than 90 days delinquent and collection of principal and interest is considered doubtful, or is otherwise impaired, the Bank will generally place the loan on non-accrual status and previously accrued interest income on the loan is charged against current income.

     Delinquent consumer loans are handled in a similar manner as to those described above; however, shorter time frames for each step apply due to the type of collateral generally associated with such types of loans. The Bank's procedures for repossession and sale of consumer collateral are subject to various requirements under applicable consumer protection laws.

     The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at March 31, 1999.



                                                        Loans Delinquent For:
                        ------------------------------------------------------------------------------------------------------------
                                60-89 Days(1)            90 Days and Over(1)              Nonaccrual          Total Delinquent Loans
                        ----------------------------- -------------------------- -------------------------- ------------------------
                                         Percent of                   Percent                   Percent of                Percent of
                                            Loan                      of Loan                     Loan                       Loan
                         Number  Amount    Category   Number Amount   Category   Number  Amount  Category   Number  Amount  Category
                        ------- -------- -----------  ------ ------ ------------ ------ ------- ----------  ------- ------- --------
                                                                  (Dollars in thousands)
Real Estate:
  One- to four-family...   3     $236        0.75     ---     $---       ---        3    $  53     0.17        6      $289    0.92
  Commercial and
   agricultural
   real estate ......... ---      ---         ---     ---      ---       ---        1       51     0.43        1        51    0.43
Consumer................   7       79        1.00     ---      ---       ---        7       39     0.50       14       118    1.50
Commercial business and
  agricultural finance.. ---      ---         ---     ---      ---       ---        1        5     0.05        1         5    0.05
                        ----   ------      ------     ---      ---       ---      ---  -------     ----     ----     -----    ----
    Total..............   10     $315        0.50%    ---     $---       ---%      12     $148     0.23%      22      $463    0.73%
                          ==     ====        ====     ===     ====       ===       ==     ====     ====       ==      ====    ====

-------------------
(1)  Loans are still accruing.

     Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. Foreclosed assets include assets acquired in settlement of loans.



                                                  Year Ended                  For the Year Ended
                                                  March 31,                      October 31,
                                          -------------------------    --------------------------------

                                               1999          1998        1997        1996        1995
                                         --------------- ----------- ----------- ----------- -----------

                                                              (Dollars in thousands)

Non-accruing loans:
  One- to four-family....................     $    53       $ 101       $  67        $ 44        $---
  Commercial and agricultural real estate.         51          36         231         ---         ---
  Consumer...............................          39          24          16          24         ---
  Commercial business and
    agricultural finance.................           5         ---          20         ---         ---
                                               ------      ------        ----        ----        ----
     Total...............................         148         161         334          68         ---
                                               ------        ----        ----        ----        ----

Accruing loans delinquent more than 90 days:
  One- to four-family....................         ---         ---         ---          15          10
  Commercial and agricultural real estate.        ---         ---         ---          21         ---
  Consumer...............................         ---         ---         ---         ---           2
  Commercial business and
    agricultural finance.................         ---         ---         ---         ---         ---
                                               ------     -------        ----        ----        ----
     Total...............................         ---         ---         ---          36          12
                                               ------     -------        ----        ----         ---

Foreclosed assets:
  One- to four-family....................         ---         193         287         278          18
  Commercial and agricultural real estate.        ---          28          48         ---         ---
  Consumer...............................         ---          56          55           7           6
                                               ------      ------        ----       -----       -----
     Total...............................         ---         277         390         285          24
                                               ------       -----        ----        ----        ----

Total non-performing assets..............        $148        $438        $724        $389        $ 36
                                                 ====        ====        ====        ====        ====
Total as a percentage of total assets....         .18%        .55%        .96%        .61%        .07%
                                                  ===         ===         ===         ===         ===


     For the year ended March 31, 1999, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $28,000. There was $0 that was included in interest income on such loans for the year ended March 31, 1999.

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

     In connection with the filing of its periodic reports with the OCC and in accordance with its classification of assets policy, the Bank regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at March 31, 1999, the Bank had classified a total of $2.1 million of its assets as substandard and $233,000 as doubtful or loss. At March 31, 1999, total classified assets comprised $2.4 million, or 24.41% of the Bank's capital, or 2.82% of the Bank's total assets.

     Other Loans of Concern. As of March 31, 1999, there were $4.6 million loans identified, but not classified, by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the business have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

     Allowance for Loan Losses. The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions. Allowances for impaired loans are generally determined based on collateral values. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries.

     Real estate properties acquired through foreclosure are recorded at the market fair value minus 20% of the market fair value. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At March 31, 1999, the Bank had no real estate properties acquired through foreclosure.

     Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At March 31, 1999, the Bank had a total allowance for loan losses of $634,000, representing 1.00% of the Bank's loans. See Note 4 of Notes To Consolidated Financial Statements.

     The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:



                                           March 31,
                --------------------------------------------------------------


                             1999                            1998
                ------------------------------  ------------------------------
                                      Percent                         Percent
                                      of Loans                        of Loans
                             Loan     in Each                Loan     in Each
                Amount of   Amounts   Category  Amount of   Amounts   Category
                Loan Loss     by      to Total  Loan Loss     by      to Total
                Allowance  Category    Loans    Allowance  Category    Loans
                ------------------------------- -------------------------------
                                    (Dollars in thousands)


One- to four-
 family.........  $  34    $31,609        49.80%   $181    $30,393    46.32%
Multi-family....    ---        676         1.06     ---        117       .18
Commercial and
 agricultural
 real estate...      45     11,857        18.68     196     13,466     20.52
Construction or
 development....    ---        602          .95     ---        598       .91
Consumer........    157      7,857        12.38     137     11,630     17.73
Commercial
 business and
 agricultrual
 finance .......    398     10,876        17.13     147      9,408     14.34
Unallocated.....    ---        ---          ---       4        ---       ---
                    ---     ------       ------     ---     ------    ------
  Total......      $634    $63,477       100.00%   $665    $65,612    100.00%
                    ===     ======       ======     ===     ======    ======


                                                         October 31,
                 ------------------------------------------------------------------------------------------------


                              1997                           1996                             1995
                 ------------------------------- ------------------------------  ---------------------------------

                                         Percent                        Percent                         Percent
                                        of Loans                        of Loans                        of Loans
                               Loan      in Each               Loan     in Each                Loan     in Each
                  Amount of   Amounts   Category  Amount of   Amounts   Category  Amount of   Amounts   Category
                  Loan Loss     by      to Total  Loan Loss     by      to Total  Loan Loss     by      to Total
                  Allowance  Category     Loans   Allowance  Category    Loans    Allowance  Category    Loans
                 ------------------------------- ------------------------------- ----------------------------------

                                                          (Dollars in thousands)

One- to four-
 family.........   $100     $29,894      46.22%    $ 77      $27,784      50.61%   $  80     $23,448     51.80%
Multi-family....    ---         124       0.19      ---          141       0.26      ---         174      0.38
Commercial and
 agricultural
 real estate...     110      12,420      19.20       61        9,594      17.47       43       5,560     12.29
Construction or
 development....    ---         578       0.89      ---           76       0.14      ---         514      1.14
Consumer........     57      12,529      19.37       58       12,052      21.95       72      10,933     24.16
Commercial
 business and
 agricultrual
 finance .......     66       9,140      14.13       58        5,257       9.57       51       4,628     10.23
Unallocated.....    149         ---        ---      159          ---        ---        9         ---       ---
                   ----      ------     ------     ----       ------     ------      ---      ------    ------
  Total......     $ 482     $64,685     100.00%    $413      $54,904     100.00%    $255     $45,257    100.00%
                   ====      ======     ======     ====       ======     ======      ===      ======    ======


     The following table sets forth an analysis of the Bank's allowance for loan losses.


                                                            Year Ended
                                                             March 31,                  Year Ended October 31,
                                                  ------------------------------ ------------------------------------
                                                         1999          1998        1997        1996        1995
                                                  ----------------- ------------ ---------- ------------ ------------

                                                                      (Dollars in thousands)

Balance at beginning of year......................           $665         $404       $413     $   255     $   288

Charge-offs:
  One- to four-family.............................             56           32         25           2         ---
  Commercial and agricultural real estate.........            353          187         26
  Consumer........................................            182          261        110          94          44
  Commercial business and agricultural finance....             22           20        ---          26         ---
                                                            -----        -----      -----    --------    --------
                                                              613          500        161         122          44
                                                             ----         ----       ----     -------     -------

Recoveries:
  One- to four-family.............................             14          ---        ---         ---         ---
  Commercial and agricultural real estate.........             22          ---        ---         ---         ---
  Consumer........................................            111           22         24          10           2
  Commercial business and agricultural finance....            ---          ---        ---         ---         ---
                                                           ------       ------     ------    --------     -------
                                                              147           22         24          10           2
                                                             ----           --      -----     -------      ------

Net charge-offs...................................            466          478        137         112          42
Additions charged to operations...................            435          739        206         270           9
                                                            -----        -----      -----     -------     -------
Balance at end of year............................           $634         $665       $482     $   413      $  255
                                                             ====         ====       ====     =======      ======

Ratio of net charge-offs during the year to
 average loans outstanding during the year........           .73%         .75%       .23%        .23%        .11%
                                                             ===         ====        ===         ===         ===

Ratio of net charge-offs during the year to
 average non-performing assets....................          1.68%        1.10%     32.31%      54.90%      84.00%
                                                            ====         ====      =====       =====       =====

Investment Activities

     General. Historically, the Bank has generally maintained liquid assets at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flows projections are regularly reviewed and updated to assure that adequate liquidity is maintained. A national bank is not subject to prescribed requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Regulation -- Liquidity."

     National banking associations have the authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, national banks may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

     Generally, the investment policy of the Bank, as established by the Board of Directors, is to invest funds among various categories of investments and maturities based upon the Bank's liquidity needs, asset/liability management policies, investment quality, marketability and performance objectives.

     Investment Securities. At March 31, 1999, the Bank's investment securities (including a $352,000 investment in the common stock of the FHLB of Chicago and Federal Reserve stock of $123,000) totaled $4.0 million, or 4.73% of its total assets. It has been the Bank's general policy to invest in obligations of state and political subdivisions, federal agency obligations and other investment securities.

     National banks are restricted in investments in corporate debt and equity securities. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank's unimpaired capital and unimpaired surplus as defined by federal regulations, which totaled $9.7 million as of March 31, 1999, plus an additional 10% if the investments are fully secured by readily marketable collateral. At March 31, 1999, the Bank was in compliance with this regulation. See "Regulation -- Federal Regulation of National Banks" for a discussion of additional restrictions on the Bank's investment activities. See Note 1 of Notes To Consolidated Financial Statements.

     The following table sets forth the composition of the Bank's investment and mortgage-backed securities at the dates indicated.


                                                             March 31,                        October 31,
                                                 -------------------------------- -----------------------------------

                                                       1999            1998            1997              1996
                                                 -------------- ----------------- ---------------  ------------------

                                                 Book      % of    Book     % of    Book     % of     Book     % of
                                                 Value    Total    Value    Total   Value   Total     Value   Total
                                                 -------------- ----------------- ---------------- ------------------

                                                                          (Dollars in thousands)
AVAILABLE FOR SALE
Equity securities:
   FHLB stock................................  $   352    2.95%     $317    7.70% $   317    8.33%   $  264    6.39%
   FHLMC stock...............................      ---     ---       ---     ---      ---     ---       205    4.96
   FRB stock.................................      123    1.03       123    2.99      123    3.24       ---     ---
                                                ------    ----       ---    ----   ------   -----     -----   -----
     Total equity securities.................      475    3.98       440   10.69      440   11.57       469   11.35
                                                ------    ----       ---   -----   ------   -----     -----   -----
Investments securities:
   U.S. treasury.............................    1,030    8.64       ---     ---      ---     ---       ---     ---
   Municipal bonds...........................    1,284   10.78       ---     ---      ---     ---       ---     ---
   FHLB agency...............................      999    8.38     2,530   61.42      499   13.12       ---     ---
                                                ------    ----     -----   -----   ------   -----     -----   -----
      Total investment securities............    3,313   27.80     2,530   61.42      499   13.12       ---     ---

Mortgage-backed securities:
   GNMA......................................    5,296   44.43       142    3.45      161    4.23       209    5.06
   FNMA......................................    2,220   18.63       880   21.36    2,138   56.22     2,730   66.05
   FHLMC.....................................      615    5.16       127    3.08      565   14.86       725   17.54
                                                ------    ----     -----   -----   ------   -----     -----   -----
     Total mortgage-backed securities........  $ 8,131   68.22%   $1,149   27.89% $ 2,864   75.31%  $ 3,664   88.65%
                                                ------   =====     -----   =====   ------   -----    ------   -----

     Total available for sale................  $11,919  100.00%   $4,119  100.00% $ 3,803  100.00%  $ 4,133  100.00%
                                                ======  ======     =====  ======   ======  ======    ======  ======

HELD TO MATURITY
Investment securities:
   Municipal bonds...........................      190  100.00       190   19.89      210   21.06       245   41.39
   U.S. treasury notes.......................      ---     ---       500   52.36      500   50.15       ---     ---
                                                ------  ------     -----   -----   ------  ------    ------  ------
     Total investment securities.............      190  100.00%      690   72.25%     710   71.21%      245   41.39%
                                                ------  ------     -----   -----   ------  ------    ------  ------

Mortgage-backed securities:
  FHLMC......................................  $   ---     ---    $  265   27.75   $  287   28.79   $   347   58.61
                                                ------  ------     -----   -----    -----  ------    ------  ------
     Total held to maturity..................  $   190  100.00%      955  100.00%  $  997  100.00%  $   592  100.00%
                                                ======  ======     =====  ======    =====  ======    ======  ======

Average remaining life of investment
 securities..................................      7.13 Years       2.97 Years       3.96 Years          3.31 Years

Other interest-earning assets:
     Total interest-bearing deposits with
      banks.................................   $ 4,268  100.00%   $5,965  100.00%  $2,662  100.00%  $   868  100.00%
                                                ======  ======     =====  ======    =====  ======    ======  ======


     The Bank's investment securities portfolio at March 31, 1999, contained no securities of any issuer with an aggregate book value in excess of 10% of the Bank's retained earnings, excluding those issued by the U.S. government, or its agencies.

     First Robinson's investments, including the mortgage-backed securities portfolio, are managed in accordance with a written investment policy adopted by the Board of Directors.

     OCC guidelines, as well as those of the other federal banking regulators, regarding investment portfolio policy and accounting require banks to categorize securities and certain other assets as held for "investment," "sale," or "trading." In addition, effective April 1, 1994, the Bank adopted SFAS 115 which states that securities available for sale are accounted for at fair value and securities which management has the intent and the Bank has the ability to hold to maturity are accounted for on an amortized cost basis. The Bank's investment policy has strategies for each type of security. At March 31, 1999, the Bank classified $11.9 million of its investments as available for sale and $190,000 as held to maturity.

     Mortgage-backed Securities. The Bank invests primarily in federal agency obligations. At March 31, 1999, the Bank's investment in mortgage-backed securities totaled $8.1 million or 9.70% of its total assets. Of this amount, $0 was held to maturity and $8.1 million was available for sale. At March 31, 1999, the Bank did not have a trading portfolio.

     The following table sets forth the maturities of the Bank's mortgage-backed securities at March 31, 1999.


                                                                               Due in
                                                   ------------------------------------------------

                                                      1 Year       1 to      5 to 10     10 Years
                                                     or Less     5 Years     Years       or More        Total
                                                   ----------- ----------- ----------   ----------- ------------

Federal Home Loan Mortgage Corporation...........        148         403      ---          64           615
  Weighted Average...............................       6.00        5.50      ---        7.38          5.82

Federal National Mortgage Company................        ---         ---      ---       2,220         2,220
  Weighted Average...............................        ---         ---      ---        6.72          6.72

Government National Mortgage Company.............        ---         ---      ---       5,296         5,296
  Weighted Average...............................        ---         ---      ---        7.03          7.03

     Total.......................................        148         403      ---       7,580         8.131
  Weighted Average...............................       6.00        5.50      ---        6.94          6.85

Sources of Funds

     General. The Bank's primary sources of funds are deposits, receipt of principal and interest on loans and securities, interest earned on deposits with other banks, and other funds provided from operations.

     The Bank has used FHLB advances to support lending activities and to assist in the Bank's asset/liability management strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset\Liability Management." At March 31, 1999, the Bank had $2.0 million in FHLB advances, but had the capacity to borrow up to $17.8 million from the FHLB. The Bank could also borrow up to $2.0 million from a correspondent bank located in Chicago, Illinois. See Note 8 of Notes To Consolidated Financial Statements.

     At March 31, 1999, the Bank had $2.2 million in repurchase agreements.  See
Note 8 of Notes to Consolidated Financial Statements.

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



                                                           Year Ended
                                                            March 31,
                                                   ----------------------------  Year Ended
                                                                                 October 31,
                                                       1999           1998          1997
                                                   ------------- -------------- --------------
                                                          (Dollars in thousands)

Opening balance.............................         $ 62,630      $ 62,305    $  56,691
Deposits....................................          503,805       250,998      231,602
Withdrawals.................................          502,294       253,683      228,418
Interest credited...........................            3,184         3,010        1,840
                                                    ---------     ---------     --------

Ending balance..............................          $67,325       $62,630      $61,715
                                                       ======        ======      =======

Net increase................................         $  4,695     $     325     $  5,024
                                                        =====           ===     ========

Percent increase............................            7.50%         0.52%        8.86%
                                                        ====          ====         ====


     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank for the periods indicated.


                                                         March 31,                             October 31,
                                       ----------------------------------------  -----------------------------------------

                                                 1999                 1998                1997                 1996
                                       -----------------------  -----------------  -----------------  --------------------

                                                     Percent              Percent            Percent             Percent
                                         Amount     of Total    Amount   of Total  Amount   of Total   Amount    of Total
                                       ----------------------- ------------------- ------------------ --------------------

                                                                          (Dollars in thousands)

Transactions and Savings Deposits:

Non-interest bearing demand 0%.........   $ 3,444     5.11%   $ 3,217      5.13%  $ 3,494     5.66%  $  2,265     4.00%
Passbook Accounts 3.00%................     7,512    11.16      6.508     10.39     5,882     9.53      5,540     9.77
NOW Accounts 3.19%.....................    11,829    17.57     10,125     16.17     8,381    13.58      6,717    11.85
                                        ---------   ------     ------    ------    ------   ------    -------   ------

Total non-certificates.................    22,785    33.84     19,850     31.69    17,757    28.77     14,522    25.62
                                         --------   ------     ------    ------    ------   ------    -------   ------

Certificates:

 2.00 - 3.99%..........................  $    474      .70    $    69       .11   $   122      .20   $     94      .17%
 4.00 - 5.99%..........................    30,388    45.14     23,191     37.03    22,280    36.10     22,958    40.49
 6.00 - 7.99%..........................    13,678    20.32     19,520     31.17    21,556    34.93     19,117    33.72

Total certificates.....................    44,540    66.16%    42,780     68.31%   43,958    71.23%    42,169    74.38%
                                         --------   ------     ------    ------    ------   ------    -------   ------
Total deposits.........................   $67,325   100.00%   $62,630    100.00%  $61,715   100.00%  $ 56,691   100.00%
                                          =======   ======     ======    ======    ======   ======    =======   ======


     The following table shows rate and maturity information for the Bank's certificates of deposit as of March 31, 1999.



                                                                                                    Weighted
                                       2.00-      4.00-       6.00-                  Percent         Average
                                       3.99%      5.99%       7.99%       Total     of Total          Rate
                                  ------------ ----------- ----------- ---------- -------------   ------------

                                                                  (Dollars in thousands)
Certificate accounts
maturing
in quarter ending:
--------------------
June 30, 1999..................         474       7,712      1,201       9,387          21.07         4.86
September 30, 1999.............         ---       6,196      2,955       9,151          20.55         5.43
December 31, 1999..............         ---       3,948      1,785       5,733          12.87         5.29
March 31, 2000.................         ---       4,850      1,666       6,516          14.63         5.24
June 30, 2000..................         ---       1,354      1,522       2,876           6.46         5.65
September 30, 2000.............         ---       1,802        888       2,690           6.04         5.53
December 31, 2000..............         ---         794        931       1,725           3.87         5.76
March 31, 2001.................         ---       2,032        430       2,462           5.53         5.17
June 30, 2001..................         ---         306        500         806           1.81         5.59
September 30, 2001.............         ---         190        405         595           1.33         6.17
December 31, 2001..............         ---           5        248         253            .57         6.11
March 31, 2002.................         ---          75        322         397            .89         5.99
Thereafter.....................         ---       1,124        825       1,949           4.38         5.63

   Total.......................         474      30,388     13,678      44,540         100.00%        5.31
                                        ===      ======     ======      ======         ======         ====

   Percent of total............        1.06%      68.23%     30.71%     100.00%
                                       ====       =====      =====      ======

     The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of March 31, 1999.

                                                                              Maturity
                                                 ------------------------------------------------------

                                                                    Over          Over
                                                      3 Months     3 to 6       6 to 12        Over
                                                      or Less      Months        Months      12 months      Total
                                                 --------------- -----------  ------------  -----------  ----------

Certificates of deposit less than $100,000.......      $6,503       $6,628        $9,365      $11,003       $33,499

Certificates of deposit of $100,000 or more......         770        1,588         2,205        2,762         7,325

Public funds of $100,000 or more (1).............       2,115          935           666          ---         3,716
                                                      -------     --------       -------      -------       -------

Total certificates of deposit....................      $9,388       $9,151       $12,236      $13,765       $44,540
                                                       ======       ======       =======      =======       =======

---------------
(1)      Deposits from governmental and other public entities.

Subsidiary Activities

     As a national bank, the Bank is able to invest unlimited amounts in subsidiaries that are engaged in activities in which the parent bank may engage. In addition, a national bank may invest limited amounts in subsidiaries that provide banking services, such as data processing, to other financial institutions. At March 31, 1999, the Bank had one subsidiary, First Robinson Service Corporation, Inc.

Competition

     The Bank faces strong competition, both in originating real estate, commercial and consumer loans and in attracting deposits. Competition in originating loans comes primarily from commercial banks and credit unions located in the Bank's market area. Commercial banks provide vigorous competition in consumer lending. The Bank competes for real estate and other loans principally on the basis of the quality of services it provides to borrowers, the interest rates and loan processing fees it charges, and the types of loans it originates. See "-- Lending Activities."

     The Bank attracts all of its deposits through its retail banking office. Therefore, competition for those deposits is principally from retail brokerage offices, commercial banks and credit unions located in the community. The Bank competes for these deposits by offering a variety of account alternatives at competitive rates and by providing convenient business hours.

     The Bank primarily serves Crawford County, Illinois. There are four commercial banks and two credit unions which compete for deposits and loans in the Bank's market area.


                                   REGULATION

General

     The Company is a registered bank holding company, subject to broad federal regulation and oversight by the FRB. The Bank is a national bank, the deposits of which are federally insured and backed by the full faith and credit of the U.S. Government. Accordingly, the Bank is subject to broad federal regulation and oversight extending to all its operations by the OCC, the FDIC and the FRB. The Bank is also a member of the FHLB of Chicago. The Bank is a member of the SAIF and the deposits of the Bank are insured by the FDIC.

     Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document. See Note 9 of Notes To Consolidated Financial Statements.

Federal Regulation of National Banks

     The OCC has extensive authority over the operations of national banks. As part of this authority, the Bank is required to file periodic reports with the OCC and is subject to periodic examinations by the OCC. All national banks are subject to a semi-annual assessment, based upon the bank's total assets, to fund the operations of the OCC.

     The OCC also has extensive enforcement authority over all national banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations as well as unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OCC. Except under certain circumstances, public disclosure of final enforcement actions by the OCC is required.

     The Bank's loans-to-one borrower limit is generally limited to 15% of unimpaired capital and surplus. At March 31, 1999, the maximum amount which the Bank could have lent under this limit to any one borrower and the borrower's related entities was approximately $1.5 million. At March 31, 1999, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. The Bank's five largest lending relationships at March 31, 1999 totaled $6.8 million in the aggregate and were performing in accordance with their terms. Of this amount, $2.5 million was participated to other lenders.

     The OCC, as well as the other federal banking agencies, have adopted regulations and guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure, asset quality and earnings, and compensation and other employee benefits as well as Year 2000 readiness. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action.

Insurance of Accounts and Regulation by the FDIC

     The Bank is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against banks after giving the OCC an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a Tier 1 capital ratio of at least 5%, a ratio of Tier 1 capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy, pay the lowest premium, while institutions that are less than adequately capitalized (i.e., Tier 1 or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

     In order to equalize the deposit insurance premium schedules for BIF and SAIF insured institutions, the FDIC imposed a one-time special assessment on all SAIF-assessable deposits pursuant to federal legislation passed on September 30, 1996. The Bank's special assessment, which was $281,000, was paid in November 1996, but accrued for the 1996 fiscal year ended. The premium schedule for BIF and SAIF insured institutions ranges from 0 to 27 basis points. However, SAIF-insured institutions are required to pay a Financing Corporation (FICO) assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s, equal to approximately 6.48 basis points for each $100 in domestic deposits, while BIF-insured institutions pay an assessment equal to approximately 1.52 basis points for each $100 in domestic deposits. The assessment is expected to be reduced to approximately 2.43 no later than January 1, 2000, when BIF insured institutions fully participate in the assessment. These assessments, which may be revised based upon the level of BIF and SAIF deposits will continue until the bonds mature in the year 2017.

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

     The OCC has revised its risk-based capital requirements to permit the OCC to require higher levels of capital for an institution in light of its interest rate risk. In addition, the OCC has proposed that a bank's interest rate risk exposure would be quantified using either the measurement system set forth in the proposal or the institution's internal model for measuring such exposure, if such model is determined to be adequate by the institution's examiner. Small institutions that are highly capitalized and have minimal interest rate risk, such as the Bank, would be exempt from the rule unless otherwise determined by the OCC. Management of the Bank has not determined what effect, if any, the OCC's proposed interest rate risk component would have on its capital if adopted as proposed.

     Prompt Corrective Action. The OCC is authorized and, under certain circumstances required, to take certain actions against national banks that fail to meet their capital requirements. The OCC is generally required to take action to restrict the activities of an "undercapitalized institution" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such institution must submit a capital restoration plan and until such plan is approved by the OCC may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OCC is authorized to impose the additional restrictions that are applicable to significantly undercapitalized institutions.

     Any national bank that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the bank. A national bank that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized institutions. In addition, the OCC must appoint a receiver (or conservator with the concurrence of the FDIC) for an institution, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized institution is also subject to the general enforcement authority of the OCC, including the appointment of a conservator or a receiver.

     The OCC is also generally authorized to reclassify a bank into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The imposition by the OCC of any of these measures on the Bank may have a substantial adverse effect on the Bank's operations and profitability and the value of the Company's common stock.

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

     The OCC has the authority to prohibit the payment of dividends by a national bank when it determines such payment to be an unsafe and unsound banking practice. In addition, the bank would be prohibited by federal statute and the OCC's prompt corrective action regulations from making any capital distribution if, after giving effect to the distribution, the bank would be classified as "undercapitalized" under OCC regulations. See "-- Prompt Corrective Action." Finally, the Bank would not be able to pay dividends on its capital stock if its capital would thereby be reduced below the remaining balance of the liquidation account established in connection with the Bank's conversion from mutual to stock form.

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

Community Reinvestment Act

     Under the Community Reinvestment Act ("CRA"), every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OCC, in connection with the examination of the institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the institution. An unsatisfactory rating may be used as the basis for the denial of an application by the OCC.

Transactions with Affiliates

     Generally, transactions between a national bank or its subsidiaries and its affiliates are required to be on terms as favorable to the bank as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the bank's capital. Affiliates of the bank include any company which is under common control with the bank. In addition, the bank may not acquire the securities of most affiliates. Subsidiaries of the bank are not deemed affiliates. However, the Federal Reserve Board (the "FRB") has the discretion to treat subsidiaries of national banks as affiliates on a case-by-case basis.

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

Federal Reserve System

     The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At March 31, 1999, the Bank had $123,000 FRB stock, which was in compliance with these reserve requirements.

     The Bank is a member of the Federal Reserve System. National banks are authorized to borrow from the Federal Reserve Bank "discount window," but FRB regulations require banks to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the FRB.

Holding Company Regulation

     General. The Company is a bank holding company, registered with the FRB. Bank holding companies are subject to comprehensive regulation by the FRB under the BHCA, and the regulations of the FRB. As a bank holding company, the Company is required to file reports with the FRB and such additional information as the FRB may require, and will be subject to regular examinations by the FRB. The FRB also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

     Under FRB policy, a bank holding company must serve as a source of strength for its subsidiary banks. Under this policy the FRB may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank.

     Under the Banking Holding Company Act (the "BHCA"), a bank holding company must obtain FRB approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company.

     The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the FRB includes, among other things, operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and U.S. Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers. The Company has no present plans to engage in any of these activities.

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

     Dividends. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB's view that a bank holding company should pay cash dividends only to the extent that the Company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the Company's capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the FRB, the FRB may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized". See " -- Regulatory Capital Requirements -- Prompt Corrective Action."

     Redemption. Bank holding companies are required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order, or any condition imposed by, or written agreement with, the FRB. This notification requirement does not apply to any company that meets the well-capitalized standard for commercial banks, is well managed and is not subject to any unresolved supervisory issues.

     Capital Requirements. The FRB has established capital requirements for bank holding companies that generally parallel the capital requirements for national banks. For bank holding companies with consolidated assets of less than $150 million, such as the Company, compliance is measured on a case-by-case basis. See "-- Regulatory Capital Requirements -- National Banks." The Company's capital exceeds such requirements.

Federal Home Loan Bank System

     The Bank is a member of the FHLB of Chicago, which is one of 12 regional FHLBs, that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Chicago. At March 31, 1999, the Bank had $352,000 in FHLB stock, which was in compliance with this requirement. In the past year, the Bank has received dividends on its FHLB stock.

     Under federal law the FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate- income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

Federal and State Taxation

     Federal Taxation. In addition to the regular income tax, corporations generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income.

     The Bank has recorded a deferred tax liability of approximately $69,000, relating to unrealized gains on available-for-sale securities, accumulated depreciation and cash-accrual conversions.

     The Company and the Bank file a consolidated income tax return on the accrual basis of accounting. Neither the Company nor the Bank have been audited by the IRS with respect to federal income tax returns.

     Illinois Taxation. For Illinois income tax purposes, the Bank is taxed at an effective rate equal to 7.18% of Illinois taxable income. For these purposes, "Illinois Taxable Income" generally means federal taxable income, subject to certain adjustments, including the addition of interest income on state and municipal obligations and the exclusion of interest income on U.S. Treasury obligations.

     The Bank's accounting activities are maintained on an in-house computer system and its record-keeping activities are maintained on an on-line basis with an independent service bureau.

Competition

     The Bank faces strong competition, both in originating real estate, commercial and consumer loans and in attracting deposits. Competition in originating loans comes primarily from commercial banks, credit unions and savings institutions located in the Bank's market area. Commercial banks, credit unions and savings institutions provide vigorous competition in consumer lending. The Bank competes for real estate and other loans principally on the basis of the quality of services it provides to borrowers, the interest rates and loan processing fees it charges, and the types of loans it originates. See "-- Lending Activities."

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

Employees

     At March 31, 1999, the Company and the Bank had a total of 39 full-time and 10 part-time employees. The Company's and the Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2.           Description of Properties

     The Bank conducts its business through its main office and three branch offices, which are located in Crawford County, Illinois. The Bank owns its main office and branch offices. The total net book value of the Bank's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at March 31, 1999 was approximately $2.9 million. The following table sets forth information relating to the Bank's offices as of March 31, 1999.

                                                       Total
                                                    Approximate
                                    Date              Square            Net Book Value at
       Location                   Acquired            Footage             March 31, 1999
--------------------------  -------------------  ----------------  ---------------------------


Main Office:
 501 East Main Street                1985             12,420                $1.5 million
 Robinson, Illinois

Branch Offices:
 119 East Grand Prairie              1995             1,800                      376,000
 Palestine, Illinois

 102 West Main Street                1995             2,260                       75,000
 Oblong, Illinois

 Outer East Main Street              1997             1,000                     $215,000
 Oblong, Illinois


     The Company and the Bank believe that its current facilities are adequate to meet the present and foreseeable needs. See Note 6 of Notes To Consolidated Financial Statements.

Item 3.           Legal Proceedings

     The Bank is involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of its businesses. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Bank in the proceedings, that the resolution of these proceedings should not have a material effect on the Company's results of operations on a consolidated basis.

Item 4.           Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, for the quarter ended March 31, 1999.

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters

     Page 47 of the attached 1999 Annual Report to Stockholders is herein incorporated by reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation

     Pages 4 through 13 of the attached 1999 Annual Report to Stockholders are herein incorporated by reference.

Item 7.           Financial Statements

     The following information appearing in the Company's Annual Report to Stockholders for the year ended March 31, 1999, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.


                                                             Pages in
                                                              Annual
Annual Report Section                                         Report
                                                             ---------

Report of Independent Auditors............................     14
Consolidated Statements of Financial Condition for the
   Fiscal Years Ended March 31, 1999 and 1998.............   15-16
Consolidated Statements of Income for the
   Years Ended March 31, 1999 and 1998....................     17
Consolidated Statements of Stockholders' Equity for
   Years Ended March 31, 1999 and 1998....................     18
Consolidated Statements of Cash Flows for the
   Years Ended March 31, 1999 and 1998....................   19-20
Notes to Consolidated Financial Statements................   21-46

     With the exception of the aforementioned information, the Company's Annual Report to Stockholders for the year ended March 31, 1999, is not deemed filed as part of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There have been no changes in or disagreements with the Company's accountants on accounting and financial disclosure matters.

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act

Directors

     Information concerning directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 28, 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

     Information concerning Executive Officers of the Company and the Bank is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 28, 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Compliance with Section 16(a)

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 10.          Executive Compensation

     Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 28, 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.          Security Ownership of Certain Beneficial Owners and Management

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 28, 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.          Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 28,1999, a copy of which will be filed not later than 120 days after the close of the fiscal year. Item 13. Exhibits and Reports on Form 8-K

                  (a)  Exhibits



    Regulation                                                    Reference to
       S-B                                                       Prior Filing or
     Exhibit                                                      Exhibit Number
      Number                   Document                          Attached Hereto
------------- -------------------------------------------------- ---------------

      2       Plan of acquisition, reorganization, arrangement,
              liquidation or succession                                  None
      3(i)    Certificate of Incorporation                                *
      3(ii)   By-Laws                                                     *
      4       Instruments defining the rights of security holders,        *
              including debentures
      9       Voting Trust Agreement                                     None
     10       Material Contracts                                         None
     11       Statement re:  computation of per share earnings           None
     13       Annual Report to Stockholders                               13
     16       Letter re:  change in certifying accountants               None
     18       Letter re:  change in accounting principles                None
     21       Subsidiaries of Registrant                                  21
     22       Published report regarding matters submitted to vote       None
              of security holders
     23       Consents of Experts and Counsel                            None
     24       Power of Attorney                                     Not required
     27       Financial Data Schedule                                     27
     99       Additional Exhibits                                        None
----------------

* Filed as exhibits to the Company's Form S-1 registration statement filed on March 19, 1997 (File No. 333-23625) of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.


         (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three-month period ended March 31, 1999.

                                   SIGNATURES


     In accordance with Section 13 of 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FIRST ROBINSON FINANCIAL
                                           CORPORATION


Date:    June 29, 1999                     By:  /s/ Rick L. Catt
         -------------                          -----------------
                                                Rick L. Catt
                                                (Duly Authorized Representative)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.


By:   /s/ Rick L. Catt                       By:  /s/ Jamie E. McReynolds
      -----------------------------               -----------------------------
      Rick L. Catt, Director, President           Jamie E. McReynolds, Vice
       and Chief Executive Officer                 President, Chief Financial
      (Principal Executive and Operating            Officer and Secretary (Chief
        Officer)                                     Financial and Accounting
                                                     Officer)

Date: June 29, 1999                           Date: June 29, 1999
      -------------                                 -------------


By:   /s/ Scott F. Pulliam                    By:   /s/ James D. Goodwine
      -----------------------------               -----------------------------
      Scott F. Pulliam, Director                    James D. Goodwine, Director

Date: June 29, 1999                           Date: June 29, 1999
      -------------                                 -------------


By:   /s/ Clell T. Keller                     By:   /s/ Rick L. Catt
      -----------------------------               -----------------------------
      Clell T. Keller, Director                     Rick L. Catt, Director

Date: June 29, 1999                           Date: June 29, 1999
      -------------                                 -------------


By:   /s/ William K. Thomas                   By:   /s/ Donald K. Inboden
      -----------------------------               -----------------------------
      William K. Thomas, Director                   Donald K. Inboden, Director

Date: June 29, 1999                           Date: June 29, 1999
      -------------                                 -------------