Form 10QSB
period 1999-06-30
FIRST ROBINSON FINANCIAL CORP
filed 1999-08-16
CIK 1035991

SECURITY AND EXCHANGE COMMSSION
                             WASHNGTON, D.C. 20549
                                  FORM 10-QSB
    (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-29276

                      FIRST ROBINSON FINANCIAL CORPORATION
-------------------------------------------------------------------------------
               (Exact name of registrant as specified its charter)

         DELAWARE                                             36-4145294
-------------------------------------------------------------------------------
(State or other jurisdiction                           I.R.S. Employer ID Number
of incorporation or organization)


501 EAST MAIN STREET, ROBINSON, ILLINOIS                         62454
-------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code (618) 544-8621


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X       NO
                                       ----       ----

As of August 12, 1999, the Registrant had 768,391 shares of Common Stock, par value $0.01, issued and outstanding.


Transitional Small Business Disclosure Format (check one):  YES        NO  X
                                                                ----      ----

                      FIRST ROBINSON FINANCIAL CORPORATION
                              Index to Form 10-QSB

PART I.  FINANCIAL INFORMATION PAGE

Item 1. Financial Statements

Consolidated Balance Sheet as of June 30, 1999
  And March 31, 1999....................................................      3

Consolidated Statements of Income for the Quarters Ended
  June 30, 1999 and June 30, 1998.......................................      4

Consolidated Statements of Stockholders' Equity for the Quarters
  Ended June 30, 1999 and June 30, 1998.................................      5

Consolidated Statements of Cash Flows for the Quarters
  Ended June 30, 1999 and June 30, 1998.................................      6

Notes to Consolidated Financial Statements..............................      8

Item 2. Management's  Discussion and Analysis of Financial Condition and
        Results of Operations...........................................     10

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.............................................     16

Item 2.   Changes in Securities.........................................     16

Item 3.   Defaults Upon Senior Securities...............................     16

Item 4.   Submission of Matters to a Vote of Security Holders...........     16

Item 5.   Other Information.............................................     16

Item 6.   Exhibits and Reports on Form 8-K..............................     16


SIGNATURES..............................................................     17

Item 1.   Financial Statements

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                                                Unaudited        Audited
                                                                                 6/30/99         3/31/99
                                                                                ----------      ---------
                                ASSETS                                                  ($1,000's)
Cash and Cash Equivalents:
  Cash and due from banks                                                         $1,075           $1,007
  Interest bearing deposits                                                        4,592            4,268
                                                                                   -----            -----
    Total Cash and Cash Equivalents                                                5,667            5,275

Securities available for sale, amortized cost of $15,769 and $11,942
  at June 30, 1999 and March 31, 1999, respectively                                15,381           11,919
Securities held to maturity, estimated market value of $175 and
  $195 at June 30, 1999 and March 31, 1999, respectively                             175              190
Loans receivable, net                                                             61,555           62,593
Accrued interest receivable                                                          720              698
Premises and equipment, net                                                        2,919            2,918
Foreclosed real estate                                                                 0                0
Prepaid income tax                                                                    18               97
Deferred income tax                                                                   73                0
Other assets                                                                         110              107
                                                                                 -------          -------

    Total Assets                                                                 $86,618          $83,797
                                                                                 -------          -------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                         $70,833          $67,325
Advances from Federal Home Loan Bank                                               2,000            2,000
Repurchase agreements                                                              2,046            2,206
Advances from Borrowers for taxes and insurance                                      117               98
Accrued interest payable                                                             297              294
Deferred income taxes                                                                  0               69
Accrued expenses                                                                     327              243
                                                                                 -------           ------
    Total Liabilities                                                             75,620           72,235
                                                                                 -------           ------

Commitments and Contingencies

Stockholders' Equity
Common stock, $ .01 par value; authorized 2,000,000 shares
  859,625 shares issued and outstanding                                                9                9
Preferred stock, $.01 par value; authorized 500,000 shares,
  No shares issued and outstanding
Additional paid-in capital                                                         8,283            8,277
Retained earnings                                                                  5,077            5,175
Treasury stock, at cost                                                           (1,016)            (747)
Accumulated other comprehensive income                                              (237)             (14)
Common stock acquired by ESOP/RRP                                                 (1,118)          (1,138)
                                                                                 -------          -------
    Total Stockholders' Equity                                                    10,998           11,562
                                                                                 -------          -------
    Total Liabilities and Stockholders' Equity                                   $86,618          $83,797
                                                                                 -------          -------

The accompanying notes are an integral part of these consolidated financial statements.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  For the Quarters Ended June 30, 1999 and 1998

                                                                                              June 30,
                                                                                   -------------------------
                                                                                   1999              1998
                                                                                 -------           --------
                                                                                 Unaudited         Unaudited
                                                                                          ($1,000's)

   Interest Income:
     Interest on Loans                                                            $1,366               $1,471
     Interest and dividends on securities                                            244                  157
                                                                                  ------               ------
        Total interest income                                                      1,610                1,628
                                                                                  ------               ------

   Interest expense:
     Interest on deposits                                                            715                  737
     Interest on FHLB advances                                                        25                   25
     Interest on repurchase agreements                                                30                   29
                                                                                  ------               ------
      Total interest expense                                                         770                  791
                                                                                  ------               ------

       Net interest income                                                           840                  837

   Provision for loan losses                                                          60                   70
                                                                                  ------               ------

       Net interest income after provision                                           780                  767

   Non-interest income:
     Service charges                                                                  99                   65
     Loan fees                                                                        24                   17
     Other non-interest income                                                        33                   17
                                                                                  ------               ------
      Total other income                                                             156                   99

   Non-interest expense:
     Compensation and employee benefits                                              411                  322
     Occupancy and equipment                                                         113                  109
     Foreclosed property expense                                                       0                   14
     Data Processing                                                                  19                   19
     Audit, legal and other professional                                              22                   26
     SAIF deposit insurance                                                           15                   10
     Advertising                                                                      20                   15
     Telephone and postage                                                            23                   22
     Other                                                                            82                   85
                                                                                  ------               ------
      Total other expenses                                                           705                  622
                                                                                  ------               ------

       Income before income tax                                                      231                  244

   Provision for income taxes                                                         83                   95
                                                                                  ------               ------

      Net Income                                                                    $148                 $149
                                                                                                                     -

   Earnings Per Share-Basic                                                        $0.20                $0.19
   Earnings Per Share-Diluted                                                      $0.20                $0.19

The accompanying notes are an integral part of these consolidated financial statements.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  For The Quarters Ended June 30, 1999 and 1998
                                   (Unaudited)

                                                                                      Unallocated    Accumulated
                                                                                          ESOP         Other                Compre-
                                 Common       Paid-in       Retained       Treasury       and        Comprehensive          hensive
                                  Stock       Capital       Earnings        Stock         RRP          Income      Total    Income
                              ------------------------------------------------------------------------------------------------------
                                                                            ($1,000's)


Balance at March 31, 1999           $9          $8,277         $5,175        $(747)    $(1,138)       $(14)        $11,562
Net Income                                                        148                                                  148    $148
                                                                                                                              ----
Other Comprehensive Income
Unrealized gain (loss) on
Securities, net of related tax                                                                                                (365)
  effects of                                                                                                                   142
   Total other comprehensive income                                                                   (223)           (223)   (223)
                                                                                                                      -----
   Total comprehensive income                                                                                                  $75
                                                                                                                               ---
Rounding                                                           1                                                     1
Allocation of ESOP shares                            6                                      20                          26
Treasury Stock at cost                                                        (269)                                   (269)
Dividends paid                                                  (247)                                                 (247)
                               --------------------------------------------------------------------------------------------
Balance at June 30, 1999            $9          $8,283        $5,077       $(1,016)    $(1,118)      $(237)        $10,998
                                    --          ------        ------       --------    --------      ------        -------

The accompanying notes are an integral part of these consolidated financial statements.


                                                                                            Accumulated
                                                                                              Other                      Compre-
                                 Common     Paid-in       Retained       Unallocated       Comprehensive                 hensive
                                 Stock      Capital       Earnings          ESOP              Income         Total        Income
                                 ------------------------------------------------------------------------------------------------
                                                                          ($1,000's)


Balance at March 31, 1998         $9         $8,232      $5,223           $(602)           $33               $12,895
Comprehensive Income
  Net Income                                                149                                                  149       $149
  Other  comprehensive income
    Unrealized gain (loss) on
    Securities, net of related                                                                                              (74)
    tax effects of                                                                                                           29
                                                                                                                          -----
    Total other comprehensive income                                                       (45)                  (45)       (45)
                                                                                                                          -----
    Total comprehensive income                                                                                             $104
                                                                                                                          -----
Allocation of ESOP shares                        13                          18                                   31
Dividends paid                                             (258)                                                (258)
                                    ---------------------------------------------------------------------------------
Balance at June 30, 1998            $9       $8,245      $5,114           $(584)          ($12)              $12,772
                                    --       ------      ------           ------          ----               -------

The accompanying notes are an integral part of these consolidated financial statements.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Quarters Ended June 30, 1999 and June 30, 1998
                                   (Unaudited)

                                                                                        June 30,
                                                                                  1999                 1998
                                                                                --------            ---------
                                                                                          ($1,000's)

Cash flows from operating activities:
   Net income                                                                       $148               $149
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
     Provision for depreciation                                                       64                 56
     Provision for loan losses                                                        60                 70
     Net amortization and accretion on investments                                    11                  6
     ESOP shares allocated                                                            26                 31
     Decrease (increase) in accrued interest receivable                              (22)                24
     Decrease (increase) decrease in prepaid income taxes                             79                 29
     Decrease (increase) in other assets                                             (3)                 94
     (Decrease) increase in accrued interest payable                                   3                (51)
     (Decrease) increase in accrued income taxes                                       0                 67
     (Decrease) increase in deferred income taxes                                      0                  0
     Increase  (decrease) in accrued expenses                                         84               (114)
     Gain on sale of loans                                                             0                  0
     Gain on sale of premises and equipment                                            0                  0
     Loss on sale of mortgage-backed securities                                        0                  0
                                                                                    ----               ----                 -
       Net cash provided by operating activities                                     450                361
                                                                                    ----               ----

   Cash flows from investing activities:
     Proceeds from sale of securities available for sale                               0                  0
     Proceeds from maturities of securities available for sale                         0                  0
     Proceeds from sale of mortgage-backed securities0
             available for sale                                                        0                  0
     Proceeds from maturities of securities held to maturity                          15                 15
     Purchase of securities held to maturity                                           0                (35)
     Purchase of securities available for sale                                         0               (741)
     Purchase of mortgage-backed securities available for sale                    (4,498)            (3,896)
     FHLB Stock purchased                                                            (45)               (16)
     Repayment of principal on mortgage-backed securities                            704                307
     Decrease (increase) in loans receivable                                         (44)            (1,299)
     Purchase of loans and participations                                              0                  0
     Sale or participation of originated loans                                     1,024              1,431
     Decrease (increase) in foreclosed real estate                                     0                 61
     Purchase of premises and equipment                                              (65)               (96)
                                                                                  ------              -----
       Net cash used in investing activities                                      (2,909)            (4,269)
                                                                                --------            -------


The accompanying notes are an integral part of these consolidated financial statements.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                    CONSOLDIATED STATEMENT OF CASH FLOWS For
                        The Quarters Ended June 30, 1999
                                    and 1998
                                   (Unaudited)

                                                                                               June 30,
                                                                                     1999                     1998
                                                                                -------------              ------------
                                                                                                ($1,000's)

   Cash flows from financing activities:
      Net increase (decrease) in deposits                                         $3,508                       $389
      Increase (decrease) in repurchase agreements                                 (160)                        427
      Advances from Federal Home Loan Bank                                             0                          0
      Repayment of FHLB advances                                                       0                          0
      Increase in advances from borrowers
         for taxes and insurance                                                      19                         27
      Proceeds from issuance of common stock                                           0                          0
      Purchase of employee stock ownership plan                                        0                          0
      Dividends paid                                                               (247)                      (258)
      Purchase of stock for Recognition & Retention Plan                               0                          0
      Purchase of treasury stock                                                   (269)                          0
                                                                                   -----                      -----
         Net cash provided by financing activities                                 2,851                        585
                                                                                   -----                      -----

   Increase (decrease) in cash and cash equivalents                                  392                      3,323

   Cash and cash equivalents at beginning of period                                5,275                      6,574
                                                                                   -----                     ------

   Cash and cash equivalents at end of period                                     $5,667                     $3,251
                                                                                   -----                      -----


   Supplemental Disclosures:
    Additional Cash Flows Information:
      Cash paid for:
        Interest on deposits, advances and
          repurchase agreements                                                    $768                        $842
        Income taxes:
         Federal                                                                      0                          56
         State                                                                       10                          13

   Schedule of Non-Cash Investing Activities:
      Change in unrealized gain on securities available for sale                   (365)                       (74)
      Change in deferred income taxes attributed to
         Unrealized gain on securities available for sale                           142                         29


The accompanying notes are an integral part of these consolidated financial statements.

               FIRST ROBINSON FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Basis of Presentation

The consolidated financial statements include the accounts of First Robinson Financial Corporation (the Company) and its wholly owned subsidiary, First Robinson Savings Bank, National Association (the Bank). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report dated April 21, 1999. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company at June 30, 1999 and the results of its operations and cash flows for the three months ended June 30, 1999 and 1998. The results of operations for those months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.


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

(3) Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which requires entities with complex capital structures to present both basic earnings per share ("EPS") and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities of other contracts to issue common stock (such as stock options) were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period, plus common-equivalent shares computed using the treasury stock method. The Company's weighted average common shares outstanding were 748,234 and 800,311 for the quarters ending June 30, 1999 and 1998. The Company approved a stock option plan during the quarter ended September 30, 1998. This plan had no dilutive effect on the earnings per share since current stock price was less than option price.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4) Employee Stock Ownership Plan

In connection with the conversion to the stock form of ownership, the Board of Directors established an ESOP for the exclusive benefit of participating employees. Employees age 21 or older who have completed one year of service are eligible to participate. Upon the issuance of the common stock, the ESOP acquired 68,770 shares of $0.01 par value common stock at the subscription price of $10.00 per share. The Bank makes contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. As the debt is repaid, shares are released from collateral and allocated to active employees. The Bank accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. As shares are released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share calculations. Dividends on allocated shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt or accrued interest. ESOP compensation expense for the three months ended June 30, 1999 and 1998 were $26,000 and $31,000, respectively.

The ESOP shares at June 30, 1999 and 1998 were as follows:

                                                1999                 1998
                                             --------              --------
  Allocated shares                            15,197                 6,877
  Shares released for allocation               3,985                 3,438
  Unallocated shares                          49,588                58,455
                                              ------                ------
  Total ESOP shares                           68,770                68,770

  Fair value of unallocated shares          $653,942            $1,008,349



(5) Disclosures about Segments of an Enterprise and Related Information

In June, 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for the way that public business enterprises report information about opening segments in financial statements and requires that those enterprises report selective information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company has adopted the appropriate provisions of the statement for the quarter ended June 30, 1999. The principal business of the Company is overseeing the business of the Bank and investing the portion of the net proceeds from its initial public offering retained by it. The Company has no significant assets other than its investment in the Bank, a loan to the ESOP plan, and certain investment securities and cash and cash equivalents. The Bank's principle business consists of attracting deposits from the general public and investing these deposits in loans to its customers. The Bank's operating facilities are contained in Crawford County, Illinois, and its lending is concentrated within Crawford and contiguous counties. The Bank has no customers from which it derives 10% or more of its revenue. With these facts in mind, the Company's management believes that the Company is comprised of only one reportable operating segment, and that the consolidated financial statements adequately reflect the financial condition and operations of that segment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Forward-Looking Statements

     When used in this filing and in future filings by First Robinson Financial Corporation(the "Company") with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected. References in this filing to "we", "us" , and "our" refer to the Company and/or the Bank, as the content requires.

     We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advises readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected.

     We do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

General

     Our principal business, through our operating subsidiary, First Robinson Savings Bank, National Association, (the "Bank") consists of accepting deposits from the general public and investing these funds primarily in loans, mortgage-backed securities and other securities. Our loans consist primarily of loans secured by residential real estate located in our market area, consumer loans, commercial loans, and agricultural loans.

     Our net income is dependent primarily on our net interest income, which is the difference between interest earned on interest-eaming assets and the interest paid on interest-bearing liabilities. Net interest income is a function of our "interest rate spread," which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. To a lesser extent, our net income also is affected by the level of general and administrative expenses and the level of other income, which primarily consists of service charges and other fees.

     Our operations are significantly affected by prevailing economic conditions, competition and the monetary, fiscal and regulatory policies of government agencies. Lending activities are influenced by the demand for and supply of housing, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of funds are influenced by prevailing market rates of interest, competing investments, account maturities and the levels of personal income and savings in our market area.

     Historically, our mission has been to originate loans on a profitable basis to the communities we serve. In seeking to accomplish our mission, the Board of Directors and management have adopted a business strategy designed (i) to maintain the Bank's capital level in excess of regulatory requirements; (ii) to maintain asset quality, (iii) to maintain, and if possible, increase our earnings; and (iv) to manage our exposure to changes in interest rates.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

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

Business Strategy

     We continue to be a community-oriented, locally-owned financial institution offering financial services to residents and businesses of Crawford County, Illinois, our primary market area. The Board of Directors and management are strategically planning our future. New products and services are continually discussed and reviewed for their effect on profitability and customer service. This past year, the Bank began a fixed rate mortgage program through the Federal Home Loan Bank of Chicago. We also revised our checking and savings products to take advantage of account changes made by some of our competitors. In addition, we have expanded our Internet provider to service all of Crawford County. This service has grown to over 1,000 subscribers. Although we delayed the installation of a new ATM location in Robinson, the idea is still being considered. During April of this year we signed a contract with PrimeVest Financial to provide investment brokerage service to our customers. As of June 1999, the service had provided an addition of approximately $7,000 net, to non-interest income. We intend to stay focused on providing excellent customer service and maintaining a strong presence in our community. We are still the only independent community bank in Robinson, Oblong and Palestine, Illinois.

Financial Condition

Comparison at June 30, 1999 and March 31, 1999

     Our total assets increased by approximately $2.8 million or 3.4%, to $86.6 million at June 30, 1999 from $83.8 million at March 31, 1999. This increase in total assets was primarily the result of a $3.5 million or 29.0% increase in securities available for sale and a $392,000 or 7.4% increase in cash and cash equivalents offset primarily by a $1.0 million or 1.7% decrease in loans receivable, net. In an effort to better manage the risk in our balance sheet, we are shifting the make-up of our assets. We have reduced our loan to deposit ratio from 92.9% for the quarter ended June 30, 1998 to 86.7% for the quarter ended June 30, 1999 while increasing our investment securities. Although this strategy has reduced our risk, it has also had a negative impact on earnings.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Financial Condition - Continued

     Liabilities increased approximately $3.4 million or 4.7% to $75.6 million at June 30, 1999 from $72.2 million at March 31, 1999. A $3.5 million or 5.2% increase, for the same period, in deposits was the primary reason for the increase in our liabilities. This increase in deposits was offset by a decrease of $160,000 or 7.3% in repurchase agreements. Due to FASB 115 and the valuation of our securities held available for sale, deferred income tax decreased $142,000. At March 31, 1999 deferred income taxes were recorded on the balance sheet as a liability of $69,000 and as of June 30, 1999 deferred income taxes were being carried on the balance sheet as an asset of $73,000.

     Stockholders' equity decreased $564,000 or 4.9% to $11.0 million as of June 30, 1999 from $11.6 million on March 31, 1999. The decrease was attributed to three major factors. First, we are currently in the process of completing a stock repurchase program which commenced April 1, 1999. As of June 30, 1999, compared to March 31, 1999, we had purchased an additional $269,000 at cost of treasury stock, bringing the total amount of treasury stock to be $1.0 million, at cost as of June 30, 1999. Second, the payment of a $0.31 per share dividend to stockholders of record as of June 2, 1999 amounted to a total of $247,000 being paid from retained earnings. Finally, there was a $223,000 decrease after tax in the valuation of our securities held available for sale. The decrease in stockholders' equity for the quarter ended June 30, 1999, however, was offset by the addition of $148,000 to retained earnings.

Results of Operation

Comparison of the Quarters ended June 30, 1999 and 1998

Performance Summary

     We are reporting net earnings of $148,000 for the first quarter of the new fiscal year. Earnings for the quarter ended June 30, 1998 were $149,000. The $1,000 decrease in net income was primarily due to an increase of $57,000 or 57.6% in non-interest income, an increase of $13,000 or 1.7% in net interest income after provision and a reduction of provision for income tax of $12,000 or 12.6% offset by an increase of $83,000 or 13.3% in non-interest expense.

Net Interest Income

     Net interest income increased by $3,000 or 0.4% to $840,000 during the three months ended June 30, 1999, as compared to $837,000 during the same period in the prior year. Interest expense dropped by $21,000 or 2.7% from $791,000 for the quarter ended June 30, 1998 to $770,000 in comparison of the quarter ended June 30, 1999. The average rate on interest bearing liabilities for the quarter ended June 30, 1999 was 4.46% compared to 4.94% for the quarter ended June 30, 1998. However, the decrease in interest expense was offset by a decrease in interest income. Interest income decreased by $18,000 or 1.1% for the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998. This decrease was a direct result of the shift in the assets from higher risk, higher yielding loans to lower risk, lower yielding investment securities. Decreasing our total amount of loans, however, did decrease our provision for loan losses.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Non-Interest Income

     Total non-interest income increased by $57,000 or 57.6% to $156,000 during the three months ended June 30, 1999, as compared to $99,000 during the same period in the prior year. The increase in total non-interest income was primarily caused by an increase of $34,000 or 52.3% in service charges, an increase of $16,000 or 94.1% in other non-interest income and an increase of $7,000 or 41.2% in loan fees.

Non-Interest Expense

     Total non-interest expense increased by $83,000 or 13.3% to $705,000 during the three months ended June 30, 1999, as compared to $622,000 during the same period in the prior year. This increase was due primarily to an increase of $89,000 or 27.6% in compensation and employee benefits, an increase of $4,000 or 3.7% in occupancy and equipment expense, an increase of $5,000 or 50.0% in Savings Association Insurance Fund deposit insurance premiums, and an increase of $5,000 or 33.3% in advertising expense partially offset by a decrease of $14,000 or 100% in foreclosed property expense, a decrease of $4,000 or 15.4% in audit, legal and other professional fees and a decrease of $3,000 or 3.5% in other expenses. The increase in compensation expense is a result of the addition of staff to provide better customer service and to help better manage the existing and future loan portfolio underwriting. We have seen a growth of over 1,000 new accounts or 14.1% of non-certificate of deposit accounts from June 30, 1998 to June 30, 1999. Although these high volume transaction accounts require more handling which in turn results in the need for additional staff, they are typically lower or no interest bearing accounts. It is our beleif that our current staff will be capable of handling additional increases in the number of accounts. The increase in compensation expenses is also due to the expenses incurred in connection with the Recognition and Retention Plan which was approved by shareholders in July 1998.

Provision for Loan Losses

     During the three months ended June 30, 1999, we recorded provision for loan losses of $60,000 as compared to $70,000 for the same period of the prior year, a decrease of $10,000 or 14.3%. We recorded such provisions to adjust our allowance for loan losses to a level deemed appropriate based on an assessment of the volume and lending presently being conducted by the bank, industry standards, past due loans, economic conditions in our market area generally and other factors related to the collectability of the loan portfolio. Our non-performing assets as a percentage of total assets was 0.20% at June 30, 1999, as compared to 0.18% at March 31, 1999.

Provision for Income Taxes

     We recognized a provision for federal and state income taxes of $83,000 for the three months ended June 30, 1999 as compared to a provision for income taxes of $95,000 for the same period in the prior year. The effective tax rate during the three months ended June 30, 1999 was 35.9% as compared to 38.9% during the quarter ended June 30, 1998.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Liquidity and Capital Resources

     Our principal sources of funds are deposits and principal and interest payments collected on loans, investments and related securities. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition. Additionally, we may borrow funds from the FHLB of Chicago, our correspondent bank, Cole Taylor Bank located in Chicago and the Discount Window of the Federal Reserve of St. Louis or utilize other borrowings of funds based on need, comparative costs and availability at the time.

     At June 30, 1999 we had $2.0 million in advances from the FHLB of Chicago outstanding with no change from the amount of advances as of March 31, 1999. We use our liquidity resources principally to meet outstanding commitments on loans, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. We anticipate no foreseeable problems in meeting current loan commitments. At June 30, 1999, we had outstanding commitments to extend credit, which amounted to $3.3 million (including $2.9 million, in available revolving commercial and agricultural lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet future foreseeable liquidity needs.

     Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-bearing investments and (iv) the objectives of its asset/liability management program. Excess liquidity generally is invested in interest-earning overnight deposits and other short-term government and agency obligations.

Regulatory Capital

     The Bank is subject to capital requirements of the Office of the Comptroller of the Currency ("OCC"). The OCC requires the Bank to maintain minimum ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8%, respectively. Tier I capital consists of total stockholders' equity calculated in accordance with generally accepted accounting principals less intangible assets, and total capital is comprised of Tier I capital plus certain adjustments, the only one of which is applicable to the Bank is the allowance for loan losses. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Bank adjusted for relative risk levels using formulas set forth by OCC regulations. The Bank is also subject to an OCC leverage capital requirement, which calls for a minimum ratio of Tier I capital to quarterly average total assets of 3% to 5%, depending on the institution's composite ratings as determined by its regulators.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Regulatory Capital

     At June 30, 1999, the Bank was in compliance with all of the aforementioned capital requirements as summarized below:

                                                                                           June 30, 1999
                                                                                          ---------------
                                                                                             (1,000's)

Tier I Capital:
         Common stockholders' equity                                                             9,630
         Unrealized loss (gain) on securities available for sale                                   237
         Deferred tax asset disallowed for regulatory capital                                     (73)

           Total Tier I Capital                                                                  9,794

Tier II Capital:
         Total Tier I capital                                                                    9,794
         Qualifying allowance for loan losses                                                      656

           Total capital                                                                        10,450

Risk-weighted assets                                                                            54,502
Quarter average assets                                                                          84,943


                                                                                                      To be Well Capitalized
                                                                                                         Under the Prompt
                                                                               For Capital              Corrective Action
                                                Actual                      Adequacy Purposes              Provisions
                                         ---------------------            ----------------------    --------------------------
                                         Amount         Ratio             Amount          Ratio        Amount          Ratio
                                        ---------     ---------         -----------    ----------    ----------      ---------

As of June 30, 1999:
     Total Risk-Based Capital
       (to Risk-Weighted Assets)         10,450        19.17%              4,360          8.00%             5,450        10.00%
     Tier I Capital
      (to Risk-Weighted Assets)           9,794        17.97%              2,180          4.00%             3,270         6.00%
     Tier I Capital
      (to Average Assets)                 9,794        11.53%              3,398          4.00%             4,247         5.00%



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

                            PART II.  OTHER INFORMATION


Item 1.           Legal Proceedings
                  ------------------
                   None.

Item 2.           Changes in Securities
                  ----------------------
                   None.

Item 3.           Defaults Upon Senior Executives
                  -------------------------------
                    None.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
                   None.

Item 5.           Other Information
                  ------------------
                   None.

Item 6.           Exhibits and Reports on Form 8-K
                  ---------------------------------

                  (a)  The following exhibits are filed herewith:

                       1. Exhibit 11: Statement Regarding Computation of Earnings.

                       2.  Exhibit 27:  Financial Data Schedule.

                  (b)  Reports Forms 8-K:

                       On May 20, 1999, the Registrant filed a press release announcing a cash dividend of $0.31 per share and the approval of a stock repurchase program. In addition, the Registrant announced its year-end earnings for the fiscal year ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FIRST ROBINSON FINANCIAL
                                     CORPORATION



Date:    August 16, 1999            /s/ Rick L. Catt
         ---------------            ------------------------------------------
                                    Rick L. Catt
                                    President and Chief Executive Officer
                                    (Duly Authorized Representative)


Date:    August 16, 1999            /s/ Jamie E. McReynolds
         ---------------            ------------------------------------------
                                    Jamie E. McReynolds
                                    Chief Financial Officer and Vice President
                                    (Principal Financial Officer)