Form 10QSB
period 1999-09-30
FIRST ROBINSON FINANCIAL CORP
filed 1999-11-15
CIK 1035991

SECURITY AND EXCHANGE COMMSSION
                              WASHNGTON, D.C. 20549
                                   FORM 10-QSB
(Mark One)
  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1999

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

As of November 12, 1999, the Registrant had 752,972 shares of Common Stock, par value $0.01, issued and outstanding.


Transitional Small Business Disclosure Format (check one):
                            YES                  NO  X

                      FIRST ROBINSON FINANCIAL CORPORATION
                              Index to Form 10-QSB

PART I. FINANCIAL INFORMATION                                         PAGE

  Item 1. Financial Statements

          Consolidated Balance Sheet as of September 30, 1999
           And March 31, 1999                                          3

          Consolidated Statements of Income for the Three and
           Six Month Periods Ended September 30, 1999 and
           September 30, 1998                                          4

          Consolidated Statements of Stockholders' Equity for
           the Six Month Periods Ended September 30, 1999 and
           September 30, 1998                                          5

          Consolidated Statements of Cash Flows for the Three
           and Six Month Periods Ended September 30, 1999 and
           September 30, 1998                                          6

          Notes to Consolidated Financial Statements                   8

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations               11

PART II. OTHER INFORMATION

  Item 1.Legal Proceedings                                            17

  Item 2.Changes in Securities                                        17

  Item 3.Defaults Upon Senior Securities                              17

  Item 4.Submission of Matters to a Vote of Security Holders          17

  Item 5.Other Information                                            17

  Item 6.Exhibits and Reports on Form 8-K                             17

         SIGNATURES                                                   18

Item I. Financial Statements

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                           Unaudited    Audited
                                                            9/30/99     3/31/99
                                                           ---------   ---------
                                     ASSETS
                                                                 ($1,000's)
Cash and Cash Equivalents:
  Cash and due from banks                                   $1,224      $1,007
  Interest bearing deposits                                  3,226       4,268
                                                             -----       -----
   Total Cash and Cash Equivalents                           4,450       5,275

Securities available for sale, amortized cost
 of $16,249 and $11,942 at September 30, 1999
 and March 31, 1999 respectively                            15,752      11,919
Securities held to maturity, estimated market
 value of $177 and $195 at September 30, 1999
 and March 31, 1999, respectively                              175         190
Loans receivable, net                                       62,519      62,593
Accrued interest receivable                                    821         698
Premises and equipment, net                                  2,911       2,918
Foreclosed real estate                                          30           0
Prepaid income tax                                               0          97
Deferred income tax                                            116           0
Other assets                                                   133         107
                                                               ---         ---
   Total Assets                                            $86,907     $83,797
                                                           -------     -------
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                   $69,554     $67,325
Advances from Federal Home Loan Bank                         4,500       2,000
Repurchase agreements                                        1,558       2,206
Advances from Borrowers for taxes and insurance                 40          98
Accrued interest payable                                       291         294
Accrued income taxes                                            95           0
Deferred income taxes                                            0          69
Accrued expenses                                                92         243
                                                                --         ---
   Total Liabilities                                        76,130      72,235
                                                            ------      ------
Commitments and Contingencies
Stockholders' Equity
  Common stock, $ .01 par value; authorized
   2,000,000 shares 859,625 shares issued
   and outstanding                                              9           9
  Preferred stock, $.01 par value;
   authorized 500,000 shares, No shares issued
   and outstanding
Additional paid-in capital                                   8,290       8,277
Retained earnings                                            5,254       5,175
Treasury stock, at cost                                    (1,498)       (747)
Accumulated other comprehensive income                       (303)        (14)
Common stock acquired by ESOP/RRP                            (975)     (1,138)
                                                            -----     -------
        Total Stockholders' Equity                         10,777      11,562
                                                           ------      ------
        Total Liabilities and Stockholders'
         Equity                                           $86,907     $83,797
                                                          -------     -------

The accompanying notes are an integral part of these consolidated financial statements.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF INCOME For the Three and Six Month Periods Ended September 30, 1999 and 1998
                                   (Unaudited)

                                  Three Month Period          Six Month Period
                                ----------------------      --------------------
                                                  ($1,000's)
                                   1999        1998           1999        1998
                                   ----        ----           ----        ----
Interest income:
 Interest on Loans               $1,370      $1,480         $2,736      $2,951
 Interest and dividends
  on securities                     282         182            526         339
                                    ---         ---            ---         ---
  Total interest income           1,652       1,662          3,262       3,290
                                 ------       -----         ------       -----
Interest expense:
 Interest on deposits               710         769          1,425       1,506
 Interest on FHLB advances           38          26             63          51
 Interest on repurchase
  agreements                         24          31             54          60
                                     --          --             --          --
  Total interest expense            772         826          1,542       1,617
                                    ---         ---          -----       -----
  Net interest income               880         836          1,720       1,673

Provision for loan losses            30          45             90         115
                                    ---          --             --         ---
  Net interest income after
   provision                        850         791          1,630       1,558

Non-interest income:
 Service charges                     97          70            196         135
 Loan fees                           20          15             44          32
 Other non-interest income           33          14             66          31
                                     --          --             --          --
  Total other income                150          99            306         198

Non-interest expense:
 Compensation and employee
  benefits                          414         564            825         886
 Occupancy and equipment            121         113            234         222
 Foreclosed property expense          0          15              0          29
 Data Processing                     22          22             41          41
 Audit, legal and other
  professional                       28          50             50          76
 SAIF deposit insurance              10          15             25          25
 Advertising                         22          16             42          31
 Telephone and postage               25          23             48          45
 Other                               82          98            164         183
                                    ---          --            ---         ---
  Total other expenses              724         916          1,429       1,538
                                   ----         ---          -----       -----
  Income (Loss) before income tax   276         (26)           507         218

Provision for (benefit from)
 income taxes                        99         (16)           182          79
                                    ---        ----            ---          --
 Net Income (Loss)                 $177        $(10)          $325        $139
                                   ----       -----          -----        ----
Earnings Per Share-Basic          $0.25      $(0.01)         $0.44       $0.18
Earnings Per Share-Diluted        $0.25      $(0.01)         $0.44       $0.18


The accompanying notes are an integral part of these consolidated statements.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           For The Six Month Periods Ended September 30, 1999 and 1998
                                   (Unaudited)

                                                                                   Unallocated  Accumulated
                                                                                      ESOP          Other              Compre-
                                        Common    Paid-in     Retained    Treasury     and     Comprehensive           hensive
                                        Stock     Capital     Earnings      Stock      RRP         Income     Total    Income
                                        ------   ---------    ---------   --------   -------  --------------  ------  ---------
                                                                        ($1,000's)

Balance at March 31, 1999                $9       $8,277       $5,175      $(747)   $(1,138)     $(14)        $11,562
Net Income                                                        325                                             325     $325
                                                                                                                          ----
Other Comprehensive Income
  Unrealized gain (loss) on
  Securities, net of related tax                                                                                          (474)
     effects of                                                                                                            185
                                                                                                                          ----
  Total other comprehensive income                                                               (289)           (289)    (289)
                                                                                                                          ----
 Total comprehensive income                                                                                                $36
                                                                                                                           ---

Rounding                                                           1                                                1
Allocation of ESOP shares                            13                                40                          53
Allocation of RRP Shares                                                              123                         123
Treasury Stock at cost                                                      (751)                                (751)
Dividends paid                                                  (247)                                            (247)
                                       -------------------------------------------------------------------------------

Balance at September 30, 1999          $9         $8,290      $5,254     $(1,498)   $(975)      $(303)         $10,777
                                       --         ------      ------     -------    -----       -----          -------

                                                                                   Unallocated  Accumulated
                                                                                      ESOP          Other              Compre-
                                        Common    Paid-in     Retained    Treasury     and     Comprehensive           hensive
                                        Stock     Capital     Earnings      Stock      RRP         Income     Total    Income
                                        ------   ---------    ---------   --------   -------  --------------  ------  ---------
                                                                        ($1,000's)

Balance at March 31, 1998              $9         $8,232      $5,223       $0         $(602)     $33         $12,895
Net Income                                                       139                                             139       $139
                                                                                                                           ----
Other Comprehensive Income
  Unrealized gain (loss) on
  Securities, net of related tax                                                                                             68
     effects of                                                                                                             (27)
                                                                                                                            ---
  Total other comprehensive income                                                                41              41         41
                                                                                                                             --
  Total comprehensive income                                                                                               $180
                                                                                                                           ----
Allocation of ESOP shares                            24                                  35                       59
Recognition & Retention Plan                                                           (623)                    (623)
Treasury Stock at cost                                                   (747)                                  (747)
Dividends paid                                                 (258)                                            (258)
                                       -------------------------------------------------------------------------------

Balance at September 30, 1998          $9        $8,256      $5,104     $(747)      $(1,190)     $74         $11,506
                                       --        ------      ------     -----       -------      ---         -------

The accompanying notes are an integral part of these consolidated financial statements.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three
             and Six Month Periods Ended September 30, 1999 and 1998
                                   (UNAUDITED)

                                       Three Month Period           Six Month Period
                                      --------------------        -------------------
                                                           ($1,000's)
                                         1999        1998           1999        1998
                                         ----        ----           ----        ----
Cash flows from operating activities:
  Net income                            $177        $ (10)          $325         $139

  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities
   Provision for depreciation             70           57            134          113
   Provision for loan losses              30           45             90          115
   Net amortization and accretion
   on investments                          4            7             15           13
   ESOP shares allocated                  27           28             53           59
   Decrease (increase) in accrued
    interest receivable                 (101)         (33)          (123)          (9)
   Decrease (increase) decrease in
    prepaid income taxes                  18          (86)            97          (57)
   Decrease (increase) in other assets   (23)         (58)           (26)          36
  (Decrease) increase in accrued
   interest payable                       (6)          64             (3)          13
  (Decrease) increase in accrued
   income taxes                           95          (67)            95            0
  (Decrease) increase in deferred
   income taxes                            0            0              0            0
  Increase (decrease) in accrue         (235)          (7)          (151)        (121)
  Gain on sale of loans                    0            0              0            0
  Gain on sale of premises and
   equipment                               0            0              0            0
  Loss on sale of mortgage-backed
   securities                              0            0              0            0
                                       -----         ----           ----         ----
    Net cash provided by operating
     activities                           56          (60)           506          301
                                       -----         ----           ----         ----
  Cash flows from investing
   activities:
   Proceeds from sale of securities
    available for sale                     0            0              0            0
   Proceeds from maturities of
    securities available for sale          0            0              0            0
   Proceeds from sale of mortgage
    -backed securities
    available for sale                     0            0              0            0

   Proceeds from maturities of
    securities held to maturity            0            0             15           15
   Purchase of securities held to
    maturity                               0            0              0          (35)
   Purchase of securities available
    for sale                          (1,000)           0         (1,000)        (741)
   Purchase of mortgage-backed
    securities available for sale          0       (2,216)        (4,498)      (6,112)
   FHLB Stock purchased                    0            0            (45)         (16)
   Repayment of principal- mortgage
   -backed securities                    516          405          1,220          712
   Decrease (increase) in loans
    receivable                        (1,029)         321         (1,073)        (978)
   Purchase of loans and
    participations                         0            0              0            0
   Sale or participation of
    originated loans                      35            0          1,059        1,431
   Decrease (increase) in
   foreclosed real estate                (30)         136            (30)         197
   Purchase of premises and
    equipment                            (62)         (71)          (127)        (167)
                                       -----         ----           ----         ----
    Net cash used in investing
     activities                       (1,570)     (1,425)        (4,479)      (5,694)
                                      ------      ------         ------       ------

The accompanying notes are an integral part of these consolidated financial statements.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
               CONSOLDIATED STATEMENT OF CASH FLOWS For The Three
             and Six Month Periods Ended September 30, 1999 and 1998
                                   (Unaudited)

                                       Three Month Period           Six Month Period
                                      --------------------        -------------------
                                                           ($1,000's)
                                         1999        1998           1999        1998
                                         ----        ----           ----        ----
Cash flows from financing activities:
  Net increase (decrease) in deposits  $(1,279)    $5,493         $2,229     $5,882

  Increase (decrease) in repurchase
   agreements                             (488)       (50)          (648)       377
  Advances from Federal Home Loan
   Bank                                  4,000          0          4,000          0
  Repayment of FHLB advances            (1,500)         0         (1,500)         0
  Increase in advances from borrowers
   for taxes and insurance                 (77)       (54)           (58)       (27)
  Proceeds from issuance of common
   stock                                     0          0              0          0
  Purchase of employee stock ownership
   plan                                      0          0              0          0
  Dividends paid                             0          0           (247)      (258)
  Purchase of stock for Recognition &
   Retention Plan                            0       (746)             0       (746)
  Funding of Recognition & Retention
   Plan                                    123        123            123        123
  Purchase of treasury stock              (482)      (747)          (751)      (747)
                                         -----      -----          -----     ------
    Net cash provided by financing
     activities                            297      4,019          3,148      4,604
                                         -----      -----          -----     ------
  Increase (decrease) in cash and
   cash equivalents                     (1,217)     2,534           (825)      (789)

  Cash and cash equivalents at
   beginning of period                   5,667      3,251          5,275      6,574
                                         -----      -----          -----     ------
  Cash and cash equivalents at end
   of period                            $4,450     $5,785         $4,450     $5,785
                                         -----      -----          -----     ------
Supplemental Disclosures:
  Additional Cash Flows Information:
  Cash paid for:
    Interest on deposits, advances
    and repurchase agreements             $771       $762         $1,539     $1,604
    Income taxes:
     Federal                                29         72             29        128
     State                                  12          4             22         17

Schedule of Non-Cash Investing
 Activities:
  Change in unrealized gain on
   securities available for sale          (109)       142           (474)        68
  Change in deferred income taxes
   attributed to unrealized gain
   on securities available for sale         43        (56)           185        (27)


The accompanying notes are an integral part of those consolidated financial statements.

               FIRST ROBINSON FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) BASIS OF PRESENTATION

The consolidated financial statements include the accounts of First Robinson Financial Corporation (the Company) and its wholly owned subsidiary, First Robinson Savings Bank, National Association (the Bank). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report dated April 21, 1999. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for the Quarterly Repont on Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company at September 30, 1999 and the results of its operations and cash flows for the three month and six month periods ended September 30, 1999 and 1998. The results of operations for those months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.


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

(3)   EARNINGS PER SHARE

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which requires entities with complex capital structures to present both basic earnings per share ("EPS") and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities of other contracts to issue common stock (such as stock options) were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period, plus common-equivalent shares computed using the treasury stock method. The Company's weighted average common shares outstanding were 719,741 and 778,510 for the three month periods and 733,988 and 789,410 for the six month periods ending September 30, 1999 and 1998, respectively. The Company approved a stock option plan during the quarter ended September 30, 1998. This plan had no dilutive effect on the earnings per share since current stock price was less than option price.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4) EMPLOYEE STOCK OWNERSHIP PLAN

In connection with the conversion to the stock form of ownership, the Board of Directors established an employee stock ownership plan for the exclusive benefit of participating employees. Employees age 21 or older who have completed one year of service are eligible to participate. Upon the issuance of the common stock, the ESOP acquired 68,770 shares of $0.01 par value common stock at the subscription price of $10.00 per share. The Bank makes contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. As the debt is repaid, shares are released from collateral and allocated to active employees. The Bank accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. As shares are released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share calculations. Dividends on allocated shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt or accrued interest. ESOP compensation expense was $27,000 each for the three months ended September 30, 1999 and 1998. For the six month periods ESOP compensation expense amounted to $53,000 for the period ended September 30, 1999 and $58,000 for the period ended September 30, 1998.

The ESOP shares at September 30, 1999 and 1998 were as follows:

                                                       1999              1998
                                                       ----              ----
          Allocated shares                            15,197             6,877
          Shares released for allocation               5,978             5,158
          Unallocated shares                          47,595            56,735
                                                      ------            ------
          Total ESOP shares                           68,770            68,770

          Fair value of unallocated shares          $657,406          $936,144



(5) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

In June, 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for the way that public business enterprises report information about opening segments in financial statements and requires that those enterprises report selective information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company has adopted the appropriate provisions of the statement for the period ended September 30, 1999. The Company's management believes that the Company is comprised of only one reportable operating segment, and that the consolidated financial statements adequately reflect the financial condition and operations of that segment. The principal business of the Company is overseeing the business of the Bank and investing the portion of the net proceeds from its initial public offering retained by it. The Company has no significant assets other than its investment in the Bank, a loan to the ESOP, and certain investment securities and cash and cash equivalents. The Bank's principle business consists of attracting deposits from the general public and investing these deposits in loans to its customers. The Bank's operating facilities are contained in Crawford County, Illinois, and its lending is concentrated within Crawford and contiguous counties. The Bank has no customers from which it derives 10% or more of its revenue.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(6) COMPREHENSIVE INCOME

The Company has adopted FASB Statement No. 130, Reporting Comprehensive Income. The statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes net income and other comprehensive income, for which the Company includes unrealized gains and losses on securities available for sale. Comprehensive income, unaudited, for the three and six month periods ended September 30, 1999 and 1998 are as follows:

                                      THREE MONTH PERIOD       SIX MONTH PERIOD
                                      1999        1998        1999        1998
                                      ----        ----        ----        ----
                                                      ($1,000)

Net Income (Loss)                     $177       $(10)        $325        $139
                                      ----       ----         ----        ----
Other Comprehensive Income
Unrealized gains (losses) on
 securities                           (109)       142         (474)         68
Related tax effects                     43        (56)         185         (27)
                                        --        ---         ----        ----
Other Comprehensive Income (Losses)    (66)        86         (289)         41
                                      ----         --         ----        ----
Comprehensive Income                  $111        $76          $36        $180

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

     When used in this filing and in future filings by First Robinson Financial Corp. (the "Company") with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected. References in this filing to "we", "us" , and "our" refer to the Company and/or First Robinson Savings Bank, Nationa Association (the "Bank"), as the content requires.

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

GENERAL

     Our principal business, through our operating subsidiary, the Bank, consists of accepting deposits from the general public and investing these funds primarily in loans, mortgage-backed securities and other securities. Our loans consist primarily of loans secured by residential real estate located in its market area, consumer loans, commercial loans, and agricultural loans.

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

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

IMPACT OF THE YEAR 2000

     We have completed testing of our computer systems which were conducted for the purpose of identifying applications that could be affected by the Year 2000 issue. Our data processing is performed primarily in-house; however software and hardware utilized is under maintenance agreements with third party vendors. Consequently, we are very dependent on those vendors to conduct our business. We have already contacted each vendor to request time tables for Year 2000 compliance and expected costs, if any, to be passed along to us. To date, and while we cannot offer assurance with respect to their efforts, we have been informed that our primary service providers have completed all reprogramming efforts. Review and testing of core systems has been completed. Management does not expect any additional costs to have a significant impact on our financial position or results of continuing operations. There can be no assurance, however, that the vendors' systems will be Year 2000 compliant. Consequently, we could incur incremental costs to convert to another vendor. We anticipate that expenses should not exceed $78,000 for the fiscal year ending March 31, 2000. We are expensing all costs associated with Year 2000 required system changes as costs are incurred, and such costs are being funded through operating cash flows. The cost of internal resources for compliance has not been estimated. While we cannot guarantee it, we do not expect significant increases in future data processing costs or other expenses related to Year 2000 compliance. For the six months ended September 30, 1999, we have expended less than $1,000 related to Year 2000 compliance.

BUSINESS STRATEGY

We continue to be a community-oriented, locally-owned financial institution offering services to residents and businesses of Crawford County, Illinois, our primary market area. New products and services are continually discussed and reviewed for their effect on profitability and customer service. The Bank recently began offering check cards and now credit cards are available to our customers with our Bank's name on the card. Although the Bank assumes no liability for the credit cards, we receive some income from the issuance of the cards. The fixed rate mortgage program through Federal Home Loan Bank of Chicago continues to grow and has produced additional non-interest income for the Bank. Our Internet service now covers all of Crawford County and serves over 1,100 customers. PrimeVest Financial Services was added in April 1999 to provide investment brokerage services to our customers. As of September 1999, the service had provided an addition of approximately $18,000 net, to non-interest income. Management and the Board of Directors anticipate offering Internet banking services sometime during the 2000 calendar year. We intend to stay focused on providing excellent customer service and maintaining a strong presence in our community. We are still the only independent community bank in Robinson, Oblong, and Palestine, Illinois.

FINANCIAL CONDITION

COMPARISON AT SEPTEMBER 30, 1999 AND MARCH 31, 1999

     Our total assets increased by approximately $3.1 million or 3.7%, to $86.9 million at September 30, 1999 from $83.8 million at March 31, 1999. This increase in total assets was primarily the result of a $3.8 million or 32.2% increase in securities available for sale offset by an $825,000 or 15.6% decrease in cash and cash equivalents. Loans receivable, net decreased by $74,000 from March 31, 1999 to the current quarter, September 30, 1999. In an effort to better manage the risk in our balance sheet, we are shifting the make-up of our assets, and have reduced our loan to deposit ratio from 93.0% as of September 30, 1998 to 89.9% for this quarter while increasing our investment securities.

     Liabilities increased approximately $3.9 million or 5.4% to $76.1 million at September 30, 1999 from $72.2 million at March 31, 1999. A $2.2 million or 3.3% increase, for the same period, in deposits and a $2.5 million or 125% increase in Federal Home Loan Bank advances was the primary reason for the increase in our liabilities. Federal Home Loan Bank advances increased due to the decrease in deposits and repurchase agreements. The advances were needed to fund loans and to fund investments. The increase in deposits and advances was partially offset by a decrease of $648,000 or 29.4% in repurchase agreements. Due to FASB 115 and the valuation of our securities held available for sale, deferred income tax decreased $185,000. At March 31, 1999, deferred income taxes were recorded on the balance sheet as a liability of $69,000 and as of September 30, 1999 deferred income taxes are being carried on the balance sheet as an asset of $116,000.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

FINANCIAL CONDITION - CONTINUED

     Stockholders' equity decreased $785,000 or 6.8% to $10.8 million as of September 30, 1999 from $11.6 million on March 31, 1999. The decrease was primarily attributed to three major factors. First, as of September 30, 1999, compared to March 31, 1999, we had purchased an additional $751,000 at cost of treasury stock, bringing the total amount of treasury stock to $1.5 million, at cost as of September 30, 1999. Second, the payment of a $0.31 per share dividend to stockholders of record as of June 2, 1999 amounted to a total of $247,000 being paid from retained earnings. Finally, there was a $289,000 decrease after tax in the valuation of our securities held available for sale. The decrease in stockholders' equity for the quarter ended September 30, 1999, however, was offset in part by the addition of six months of earnings of $325,000 to retained earnings.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

PERFORMANCE SUMMARY

     We are reporting net earnings of $177,000 for the second quarter of the fiscal year. For the quarter ended September 30, 1998, we reported a loss of $10,000. The reported loss of $10,000 for the three month period ended September 30, 1998 was after the benefit from income tax of $16,000. The loss before tax was actually $26,000. In comparison, the income before tax for the three month period ended September 30, 1999 was $276,000 with a provision for tax of $99,000 resulting in earnings of $177,000.

     The $187,000 or 187.0% increase in net income was attributed to an increase of $59,000 or 7.5% in net interest income after provision for loan losses, an increase of $51,000 or 51.5% in non-interest income and a decrease of $192,000 or 21.0% in non-interest expense offset by a $115,000 increase in provision for taxes for the three month period ended September 30, 1999 as compared to the same period in 1998.

NET INTEREST INCOME

     Net interest income increased by $44,000 or 5.3% to $880,000 during the three month period ended September 30, 1999, as compared to $836,000 during the same period in the prior year. Interest expense decreased by $54,000 or 6.5% from $826,000 for the quarter ended September 30, 1998 to $772,000 in comparison to the quarter ended September 30, 1999. The average rate on interest bearing liabilities for the quarter ended September 30, 1999 was 4.40% as compared to 4.97% for the quarter ended September 30, 1998. However, the decrease in interest expense was offset in part by a decrease in interest income of $10,000, or 0.6% for the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998. This decrease is primarily the result of the shift in the assets from higher risk, higher yielding loans to lower risk, lower yielding investment securities. Decreasing our total amount of loans, however, allowed us to decrease our provision for loan losses.

NON-INTEREST INCOME

     Total non-interest income increased by $51,000 or 51.5% to $150,000 during the three months ended September 30, 1999, as compared to $99,000 during the same period in last year. The increase in total non-interest income was primarily caused by across- the- board increases of $27,000 or 38.6% in service charges, $19,000 or 135.7% in other non-interest income, and $5,000 or 33.3 % in loan fees.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

NON-INTEREST EXPENSE

     Total non-interest expense decreased by $192,000 or 21.0% to $724,000 during the three months ended September 30, 1999, as compared to $916,000 during the same period in the prior year. This decrease was due primarily from a decrease of $150,000 or 26.6% in compensation and employee benefits, a decrease of $15,000 in foreclosed property expense, a decrease of $22,000 or 44.0% in audit, legal and other professional fees, a decrease of $5,000 or 33.3% in Savings Association Insurance Fund deposit insurance premiums, and a decrease of $16,000 or 16.3% in other non-interest expense offset by an increase of $8,000 or 7.1% in occupancy and equipment expense, an increase of $6,000 or 37.5% in advertising expense and an increase of $2,000 or 8.7% in telephone and postage expense. Compensation expense and audit, legal and professional fees were higher in the three months ended September 30, 1998 than for the three months ended September 30, 1999 due to the funding of and the origination costs associated with the Recognition and Retention Plan and the Stock Option Plan which were approved by shareholders during the quarter ended September 30, 1999. The three months ended September 30, 1998 included a year's expense for the immediate allocation of the first year of the Recognition and Retention Plan and two months of accrual toward the allocation for the second year on July 29, 1999. The three months ended September 30, 1999 represent three months of accrual toward the allocation for the third year as of July 29, 2000.

PROVISION FOR LOAN LOSSES

     During the three months ended September 30, 1999, we recorded provision for loan losses of $30,000 as compared to $45,000 for the same period of the prior year, a decrease of $15,000 or 33.3%. We recorded such provisions to adjust our allowance for loan losses to a level deemed appropriate based on an assessment of the volume and lending presently being conducted by the Bank, industry standards, past due loans, economic conditions in our market area generally and other factors related to the collectability of the loan portfolio. Our non-performing assets as a percentage of total assets was 0.27% at September 30, 1999, as compared to 0.20% at June 30, 1999.

PROVISION FOR INCOME TAXES

     We recognized a provision for federal and state income taxes of $99,000 for the three months ended September 30, 1999 as compared to a benefit from income taxes of $16,000 for the same period in the prior year. The effective tax rate during the three months ended September 30, 1999 was 35.9% as compared to receiving a benefit from taxes of 61.6% for the three months ended September 30, 1998. The effective tax rate for the three months ended September 30, 1998 was affected by annualized taxable income at the various federal income tax rates based on the operating results for that quarter.

COMPARISON OF THE SIX MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

NET INCOME

      We reported a net income of $325,000 during the six months ended September 30, 1999 as compared to $139,000 for the same period in the prior year. The $186,000 or 133.8% increase in net income was primarily attributed to an increase of $72,000 or 4.6% in net interest income after provision for loan losses, an increase of $108,000 or 54.5% in non-interest income and a decrease of $109,000 or 7.1% in non-interest expense offset by an increase of $103,000 or 130.4% in the provision for income taxes.

NET INTEREST INCOME

     Net interest income increased by $47,000 or 2.8% for the six month period ended September 30, 1999 as compared to the same period in the previous year. For the six months ended September 30, 1999, interest expense decreased by $75,000 or 4.6% from the six months ended September 30, 1998. However, the decrease in interest expense was partially offset by a decrease in interest income of $28,000 or 0.85% from the September 30, 1998 period. The interest rate spread for the six months ended September 30, 1999 was 3.65% compared to 3.45% for the same period in the prior year.

NON-INTEREST INCOME

     Our non-interest income increased by $108,000 or 54.5% to $306,000 for the six month period in this fiscal year as compared to $198,000 for the six month period in the prior year. The increase was a direct result of increases in service charges, loan fees and other non-interest income. Service charges on deposit accounts increased by $61,000 or 45.2% for the six month period ended September 30, 1999 as compared to the six months ended September 30, 1998. Non-interest income from loan fees resulted in a $12,000 or 37.5% increase over the same period in the prior year and income from other sources increased by $35,000 or 112.9% from the six month period ended September 30, 1998.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


NON-INTEREST EXPENSE

     We have made a concentrated effort to decrease non-interest expenses. Non-interest expense for the six month period ended September 30, 1999 was $109,000 or 7.1% below that of the same six month period ended September 30, 1998. The decrease was the result of a $61,000 or 6.9% decrease in compensation and employee benefits, a decrease of $29,000 or 100% in foreclosed property expense, a decrease of $26,000 or 34.2% in audit, legal and other professional fees and a $19,000 or 10.4% decrease in other non-interest expense offset by an increase of $12,000 or 5.4% in occupancy and equipment, an increase of $11,000 or 35.5% in advertising expense and a $3,000 6.7% increase in telephone and postage expense.

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the six month period ended September 30, 1999 decreased by $25,000 or 21.7% from the six months ended September 30, 1998. We recorded a provision for loan losses of $90,000 for this six month period in comparison to $115,000 for the six months in the previous year. We adjusted our provision for loan losses to an appropriate level after assessing the volume and types of lending we are presently conducting. Also influencing the provision for loan losses was the economic conditions of our market area, industry standards, past due loans and any other factors related to the collection of our loan portfolio. Our non-performing assets as a percentage of total assets was 0.27% at September 30, 1999 as compared to 0.18% at March 31, 1999.

PROVISION FOR INCOME TAXES

     We recognized provision for income taxes of $182,000 for the six months ended September 30, 1999 as compared to $79,000 for the six months in the prior year. The effective tax rate for this six month period was 35.9% and 36.2% for the six months ended September 30, 1998.

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

     At September 30, 1999 we had $4.5 million in advances from the FHLB of Chicago outstanding resulting in an increase of $2.5 million in advances from the amount as of March 31, 1999. We use our liquidity resources principally to meet outstanding commitments on loans, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. At September 30, 1999, we had outstanding commitments to extend credit, which amounted to $4.6 million (including $2.7 million, in available revolving commercial and agricultural lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet any foreseeable liquidity needs.

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

      At September 30, 1999, the Bank was in compliance with all of the aforementioned capital requirements as summarized below:

                                                                  September 30, 1999
                                                                  ------------------
                                                                        (1,000'S)
Tier I Capital:
      Common stockholders' equity                                        9,766
      Unrealized loss (gain) on securities available for sale              303

        Total Tier I Capital                                            10,069

Tier II Capital:
      Total Tier I capital                                              10,069
      Qualifying allowance for loan losses                                 631

        Total capital                                                   10,700

Risk-weighted assets                                                    55,265
Quarter average assets                                                  85,901

                                                                     To be Well Capitalized
                                                                         Under the Prompt
                                                      For Capital       Corrective Action
                                  Actual           Adequacy Purposes       Provisions
                                 --------         ------------------ ----------------------
                             Amount     Ratio      Amount      Ratio      Amount     Ratio
                             ------     -----      ------      -----      ------     -----
As of September 30, 1999:
 Total Risk-Based Capital
  (to Risk-Weighted Assets)  10,700  19.36%       4,421      8.00%       5,527    10.00%
 Tier I Capital
  (to Risk-Weighted Assets)  10,069  18.22%       2,211      4.00%       3,316     6.00%
 Tier I Capital
  (to Average Assets)        10,069  11.72%       3,436      4.00%       4,295     5.00%

At the time of the conversion of the Bank to a stock organization, a special liquidation account was established for the benefit of eligible account holders and the supplemental account holders in an amount equal to the net worth of the Bank. This account, which is expected to decrease over time, will be maintained for the benefit of eligible account holders and the supplemental account holders pursuant to the plan of conversion. In the event of a complete liquidation, each eligible and the supplemental eligible account holders will be entitled to receive a liquidation distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. With the reorganization completed on June 27, 1997, this liquidation account became part of stockholders' equity for the Company under the same terms and conditions as if the reorganization had not occurred. The Bank may not declare or pay cash dividends on or repurchase any of its common stock if stockholders' equity would be reduced below applicable regulatory capital requirements or below the liquidation account.

                            PART II OTHER INFORMATION


Item 1.     LEGAL PROCEEDINGS
             None

Item 2.     CHANGES IN SECURITIES
             None.

Item 3.     DEFAULTS UPON SENIOR EXECUTIVES
             None.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             (a)  On July 28,  1999,  the  Company  held its Annual  Meeting of
                   Stockholders.

             (b)  Stockholders voted on and approved the following matters:

                  (i) The election of the following two directors of the
                        Company;

                                                                             Broker
            Votes:                For         Withheld       Abstain        Non-Votes
            ------                ---         --------       -------        ---------

            Rick L. Catt        618,523        7,650             0             0

            Donald K. Inboden   614,873       11,300             0             0


                   (ii) The ratification of the appointment of Larsson, Woodyard
                        & Henson, LLP as auditors for the Company for the fiscal year ending March 31, 2000.

                                                                             Broker
            Votes:                For         Withheld       Abstain        Non-Votes
            ------                ---         --------       -------        ---------
                               618,023         6,600         1,500             0


 Item 5.    OTHER INFORMATION
            None

 Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

             (a) The following exhibits are filed herewith:

                 1. Exhibit 11:  Statement Regarding Computation of Earnings.

                 2. Exhibit 27:  Financial Data Schedule.

             (b) Reports Form 8-K:

                    The Company filed a Current Report on Form 8-K dated August 19, 1999 with the SEC announcing its intention to repurchase up to 5% of its outstanding shares. The stock repurchase began on August 16, 1999 and is to conclude on February 16, 2000. In addition, the Registrant announced the completion of a stock repurchase program that began April 1, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FIRST ROBINSON FINANCIAL CORPORATION



Date:    NOVEMBER 15, 1999                 /S/ RICK L. CATT
         -----------------                 ----------------
                                           Rick L. Catt
                                           President and Chief Executive Officer

Date:    NOVEMBER 15, 1999                /S/ JAMIE E. MCREYNOLDS
         -----------------                -----------------------
                                          Jamie E. McReynolds
                                          Chief Financial Officer and Vice
                                           President