Form 10QSB
period 1999-12-31
FIRST ROBINSON FINANCIAL CORP
filed 2000-02-14
CIK 1035991

SECURITY AND EXCHANGE COMMSSION
                              WASHNGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended DECEMBER 31, 1999

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        Commission File Number:  0-29276

                      FIRST ROBINSON FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                          36-4145294
--------------------------------------------------------------------------------
  (State or other jurisdiction                         I.R.S. Employer ID Number
 of incorporation or organization)


501 EAST MAIN STREET, ROBINSON,  ILLINOIS                               62454
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

As of February 8, 1999, the Registrant had 635,077 shares of Common Stock, par value $0.01, issued and outstanding.




Transitional Small Business Disclosure Format (check one):
                                         YES                       NO  X

                      FIRST ROBINSON FINANCIAL CORPORATION
                              Index to Form 10-QSB

                                                                        PAGE
PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Consolidated Balance Sheet as of December 31, 1999
           And March 31, 1999                                             3

         Consolidated Statements of Income for the Three and
           Nine Month Periods Ended December 31, 1999 and
           December 31, 1998                                              4

         Consolidated Statements of Stockholders' Equity for
           the Nine Month Periods Ended December 31, 1999 and
           December 31, 1998                                              5

         Consolidated Statements of Cash Flows for the Three and
           Nine Month Periods Ended December 31, 1999 and
           December 31, 1998                                              6

         Notes to Consolidated Financial Statements                       8

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations             11

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                           17

     Item 2.  Changes in Securities                                       17

     Item 3.  Defaults Upon Senior Securities                             17

     Item 4.  Submission of Matters to a Vote of Security Holders         17

     Item 5.  Other Information                                           17

     Item 6.  Exhibits and Reports on Form 8-K                            17


         SIGNATURES                                                       18

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                                                                  Unaudited         Audited
                                                                                                  12/31/99          3/31/99
                                                                                                  ---------         -------
                                     ASSETS                                                                ($1,000's)

Cash and Cash Equivalents:
           Cash and due from banks                                                                  $1,646           $1,007
           Interest bearing deposits                                                                 1,322            4,268
                                                                                                     -----            -----
              Total Cash and Cash Equivalents                                                        2,968            5,275

         Securities available for sale, amortized cost of $16,107 and $11,942
           at December 31, 1999 and March 31, 1999 respectively                                     15,441           11,919
         Securities held to maturity, estimated market value of $149 and
           $195 at December 31, 1999 and March 31, 1999, respectively                                  148              190
         Loans receivable, net                                                                      63,272           62,593
         Accrued interest receivable                                                                   742              698
         Premises and equipment, net                                                                 2,926            2,918
         Foreclosed real estate                                                                         24                0
         Prepaid income tax                                                                              0               97
         Deferred income tax                                                                           182                0
         Other assets                                                                                  123              107
                                                                                                       ---              ---

              Total Assets                                                                         $85,826          $83,797
                                                                                                   -------          -------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

         Deposits                                                                                  $73,259          $67,325
         Advances from Federal Home Loan Bank                                                        1,000            2,000
         Repurchase agreements                                                                       1,580            2,206
         Advances from Borrowers for taxes and insurance                                                66               98
         Accrued interest payable                                                                      269              294
         Accrued income taxes                                                                          113                0
         Deferred income taxes                                                                           0               69
         Accrued expenses                                                                              179              243
                                                                                                    ------           ------
              Total Liabilities                                                                     76,466           72,235
                                                                                                    ------           ------

         Commitments and Contingencies

         Stockholders' Equity
           Common stock, $.01 par value; authorized 2,000,000 shares
              859,625 shares issued and outstanding                                                      9                9
                Preferred stock, $.01 par value; authorized 500,000 shares,
                  No shares issued and outstanding
         Additional paid-in capital                                                                  8,297            8,277
         Retained earnings                                                                           5,459            5,175
         Treasury stock, at cost                                                                    (3,044)            (747)
         Accumulated other comprehensive income                                                       (406)             (14)
         Common stock acquired by ESOP/RRP                                                            (955)          (1,138)
                                                                                                   -------          -------
                      Total Stockholders' Equity                                                     9,360           11,562
                                                                                                   -------          -------
              Total Liabilities and Stockholders' Equity                                           $85,826          $83,797
                                                                                                   -------          -------


The accompanying notes are an integral part of these consolidated financial statements.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                      For the Three and Nine Month Periods
                        Ended December 31, 1999 and 1998
                                   (Unaudited)


                                                       THREE MONTH PERIOD                     NINE MONTH PERIOD
                                                    -----------------------               -------------------------
                                                                              ($1,000's)

                                                     1999             1998                  1999              1998
                                                    ------           ------                ------            ------
 Interest income:
     Interest on Loans                              $1,395           $1,445                $4,131            $4,396
     Interest and dividends on securities              267              212                   793               551
                                                    ------           ------                ------            ------
        Total interest income                        1,662            1,657                 4,924             4,947
                                                    ------           ------                ------            ------

   Interest expense:
     Interest on deposits                              720              788                 2,145             2,294
     Interest on FHLB advances                          33               26                    96                77
     Interest on repurchase agreements                  19               32                    73                92
                                                       ---              ---                 -----             -----
      Total interest expense                           772              846                 2,314             2,463
                                                       ---              ---                 -----             -----

       Net interest income                             890              811                 2,610             2,484

   Provision for loan losses                            24               30                   114               145
                                                       ---              ---                 -----             -----

       Net interest income after provision             866              781                 2,496             2,339
                                                       ---              ---                 -----             -----

   Non-interest income:
     Service charges                                   107               70                   303               205
     Loan fees                                          28               14                    72                46
     Other non-interest income                          37               14                   103                45
                                                       ---               --                   ---               ---
      Total other income                               172               98                   478               296

   Non-interest expense:
     Compensation and employee benefits                400              373                 1,225             1,259
     Occupancy and equipment                           114              108                   348               330
     Foreclosed property expense                         0                6                     0                35
     Data Processing                                    23               25                    64                66
     Audit, legal and other professional                24               33                    74               109
     SAIF deposit insurance                             11               14                    36                39
     Advertising                                        36               19                    78                50
     Telephone and postage                              22               22                    70                67
     Other                                              87               90                   251               273
                                                       ---              ---                 -----             -----
      Total other expenses                             717              690                 2,146             2,228
                                                       ---              ---                 -----             -----

       Income (Loss) before income tax                 321              189                   828               407

   Provision for (benefit from) income taxes           116               74                   298               153
                                                      ----             ----                  ----              ----

      Net Income (Loss)                               $205             $115                  $530              $254
                                                      ----             ----                  ----              ----

   Earnings Per Share-Basic                          $0.30            $0.15                 $0.74             $0.33
   Earnings Per Share-Diluted                        $0.30            $0.15                 $0.74             $0.33


The accompanying notes are an integral part of these consolidated statements.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           For The Nine Month Periods Ended December 31, 1999 and 1998
                                   (Unaudited)


                                                                                      Unallocated   Accumulated
                                                                                         ESOP         Other               Compre-
                                 Common     Paid-in       Retained      Treasury         and      Comprehensive           hensive
                                 Stock      Capital       Earnings       Stock           RRP          Income      Total   Income
                                 -------------------------------------------------------------------------------------------------
                                                                                ($1,000's)

Balance at March 31, 1999           $9       $8,277        $5,175         $(747)      $(1,138)       $(14)        $11,562
Net Income                                                    530                                                     530   $530
                                                                                                                            ----

Other Comprehensive Income
   Unrealized gain (loss) on
   Securities, net of related tax                                                                                           (643)
      effects of                                                                                                             251
   Total other comprehensive income                                                                  (392)           (392)  (392)
                                                                                                                            ----
   Total comprehensive income                                                                                               $138
                                                                                                                            ----

Rounding                                                        1                                                       1
Allocation of ESOP shares                        20                                          60                        80
Allocation of RRP Shares                                                                    123                       123
Treasury Stock at cost                                                   (2,297)                                   (2,297)
Dividends paid                                               (247)                                                   (247)
                               ------------------------------------------------------------------------------------------
Balance at December 31, 1999        $9       $8,297        $5,459       $(3,044)          $(955)    $(406)         $9,360
                                    --       ------        ------       --------          ------    ------         ------


                                                                                      Unallocated   Accumulated
                                                                                         ESOP         Other               Compre-
                                 Common     Paid-in       Retained      Treasury         and      Comprehensive           hensive
                                 Stock      Capital       Earnings       Stock           RRP          Income      Total   Income
                                 -------------------------------------------------------------------------------------------------
                                                                                ($1,000's)


Balance at March 31, 1998           $9       $8,232        $5,223            $0           $(602)      $33        $12,895
Net Income                                                    254                                                    254     $254
                                                                                                                             ----

Other Comprehensive Income
   Unrealized gain (loss) on
   Securities, net of related tax                                                                                             (19)
      effects of                                                                                                                7
   Total other comprehensive income                                                                   (12)           (12)     (12)
                                                                                                                             ----
   Total comprehensive income                                                                                                $242
                                                                                                                             ----

Rounding                                                        1                                                      1
Allocation of ESOP shares                        32                                          52                       84
Recognition & Retention Plan                                                               (623)                    (623)
Treasury Stock at cost                                                     (747)                                    (747)
Dividends paid                                              (258)                                                   (258)
                               ------------------------------------------------------------------------------------------
Balance at December 31, 1998        $9       $8,264       $5,220          $(747)        $(1,173)      $21        $11,594
                                    --       ------       ------          ------        --------      ---        -------

The accompanying notes are an integral part of these consolidated financial statements.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the Three and Nine Month Periods
                        Ended December 31, 1999 and 1998
                                   (UNAUDITED)



                                                               THREE MONTH PERIOD                         NINE MONTH PERIOD
                                                            ------------------------                 ------------------------
                                                                                        ($1,000's)

                                                              1999              1998                  1999             1998
                                                              ----              ----                  ----             ----
Cash flows from operating activities:
   Net income                                                 $205              $ 115                 $530              $254
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
     Provision for depreciation                                 69                 61                   203              174
     Provision for loan losses                                  24                 30                   114              145
     Net amortization and accretion on investments               6                 14                    21               27
     ESOP shares allocated                                      27                 25                    80               84
     Decrease (increase) in accrued interest receivable         79                 68                   (44)              59
     Decrease (increase) decrease in prepaid income taxes        0                 19                    97              (38)
     Decrease (increase) in other assets                        10                 14                   (16)              50
     (Decrease) increase in accrued interest payable           (22)               (56)                  (25)             (43)
     (Decrease) increase in accrued income taxes                18                  0                   113                0
     (Decrease) increase in deferred income taxes                0                  0                     0                0
     Increase  (decrease) in accrued expenses                   87                 85                   (64)             (36)
     Gain on sale of loans                                       0                  0                     0                0
     Gain on sale of premises and equipment                      0                  0                     0                0
     Loss on sale of mortgage-backed securities                  0                  0                     0                0
                                                               ---                ---                 -----              ---
       Net cash provided by operating activities               503                375                 1,009              676
                                                               ---                ---                 -----              ---

   Cash flows from investing activities:
     Proceeds from sale of securities available for sale         0                  0                     0                0
     Proceeds from maturities of securities available for sale   0                500                     0              500
     Proceeds from sale of mortgage-backed securities
             available for sale                                  0                  0                     0                0
     Proceeds from maturities of securities held to maturity    27                 20                    42               35
     Purchase of securities held to maturity                     0                  0                     0              (35)
     Purchase of securities available for sale                (231)                 0                (1,231)            (741)
     Purchase of mortgage-backed securities
             available for sale                                  0             (2,056)               (4,498)          (8,168)
     FHLB Stock purchased                                        0                (19)                  (45)             (35)
     Repayment of principal- mortgage-backed securities        367                614                 1,587            1,326
     Decrease (increase) in loans receivable                (2,187)               396                (3,260)            (582)
     Purchase of loans and participations                        0               (678)                    0             (678)
     Sale or participation of originated loans               1,410                508                 2,469            1,939
     Decrease (increase) in foreclosed real estate               6                 24                   (24)             221
     Purchase of premises and equipment                        (84)               (46)                 (211)            (213)
                                                             -----             ------                -------          -------
       Net cash used in investing activities                  (692)              (737)               (5,171)          (6,431)
                                                             -----             ------                -------          -------



The accompanying notes are an integral part of these consolidated financial statements.


                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLDIATED STATEMENT OF CASH FLOWS
      For The Three and Nine Month Periods Ended December 31, 1999 and 1998
                                   (Unaudited)


                                                          Three Month Period      Nine Month Period
                                                          ------------------      -----------------
                                                                             ($1,000's)


                                                           1999         1998        1999        1998
                                                           ----         ----        ----        ----
Cash flows from financing activities:
   Net increase (decrease) in deposits                   $  3,705    $    154    $  5,934    $  6,036
   Increase (decrease) in repurchase agreements                22         283        (626)        660
   Advances from Federal Home Loan Bank                     9,100       1,500      13,100       1,500
   Repayment of FHLB advances                             (12,600)     (1,500)    (14,100)     (1,500)
   Increase in advances from borrowers
      for taxes and insurance                                  26          18         (32)         (9)
   Proceeds from issuance of common stock                       0           0           0           0
   Purchase of employee stock ownership plan                    0           0           0           0
   Dividends paid                                               0           0        (247)       (258)
   Purchase of stock for Recognition & Retention Plan           0           0           0        (746)
   Funding of Recognition & Retention Plan                      0           0         123         123
   Purchase of treasury stock                              (1,546)          0      (2,297)       (747)
                                                         --------    --------    --------    --------
      Net cash (used) provided by financing activities     (1,293)        455       1,855       5,059
                                                         --------    --------    --------    --------

Increase (decrease) in cash and cash equivalents           (1,482)         93      (2,307)       (696)

Cash and cash equivalents at beginning of period            4,450       5,785       5,275       6,574
                                                         --------    --------    --------    --------

Cash and cash equivalents at end of period               $  2,968    $  5,878    $  2,968    $  5,878
                                                         --------    --------    --------    --------


Supplemental Disclosures:
 Additional Cash Flows Information:
   Cash paid for:
     Interest on deposits, advances and
       repurchase agreements                             $    794    $    902    $  2,339    $  2,506
     Income taxes:
      Federal                                                  39          52          68         180
      State                                                     6           5          22          22

Schedule of Non-Cash Investing Activities:
   Change in unrealized gain on securities
       available for sale                                    (169)        (87)       (643)        (19)
   Change in deferred income taxes attributed to
      unrealized gain on securities available for sale         66          34         251           7


The accompanying notes are an integral part of those consolidated financial statements.

               FIRST ROBINSON FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)   BASIS OF PRESENTATION

The consolidated financial statements include the accounts of First Robinson Financial Corporation (the "Company") and its wholly owned subsidiary, First Robinson Savings Bank, National Association (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report dated April 21, 1999. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company at December 31, 1999 and the results of its operations and cash flows for the three month and nine month periods ended December 31, 1999 and 1998. The results of operations for those months ended December 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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

(3)   EARNINGS PER SHARE

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which requires entities with complex capital structures to present both basic earnings per share ("EPS") and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities of other contracts to issue common stock (such as stock options) were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period, plus common-equivalent shares computed using the treasury stock method. The Company's weighted average common shares outstanding were 682,290 and 760,768 for the three month periods and 716,756 and 779,864 for the nine month periods ending December 31, 1999 and 1998 respectively. The Company approved a stock option plan during the quarter ended September 30, 1998. This plan had no dilutive effect on the earnings per share since current stock price was less than option price.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4) EMPLOYEE STOCK OWNERSHIP PLAN

In connection with the conversion to the stock form of ownership, the Board of Directors established an employee stock ownership plan (ESOP) for the exclusive benefit of participating employees. Employees age 21 or older who have completed one year of service are eligible to participate. Upon the issuance of the common stock, the ESOP acquired 68,770 shares of $0.01 par value common stock at the subscription price of $10.00 per share. The Bank makes contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. As the debt is repaid, shares are released from collateral and allocated to active employees. The Bank accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. As shares are released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share calculations. Dividends on allocated shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt or accrued interest. ESOP compensation expense was $11,000 for the three months ended December 31, 1999 and $7,000 for the three months ended December 31, 1998. For the nine month periods ESOP compensation expense amounted to $64,000 for the period ended December 31, 1999 and $65,000 for the period ended December 31, 1998.

The ESOP shares at December 31, 1999 and 1998 were as follows:

                                                  1999                 1998
                                                 ------               ------
      Allocated shares                           23,168               15,197
      Shares released for allocation                  0                    0
      Unallocated shares                         45,602               53,573
                                                 ------               ------
      Total ESOP shares                          68,770               68,770

      Fair value of unallocated shares         $607,077             $622,786



(5) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

In June, 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for the way that public business enterprises report information about opening segments in financial statements and requires that those enterprises report selective information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company has adopted the appropriate provisions of the statement for the year ended March 31, 1999. The principal business of the Company is overseeing the business of the Bank and investing the portion of the net proceeds from its initial public offering retained by it. The Company has no significant assets other than its investment in the Bank, a loan to the ESOP plan, and certain investment securities and cash and cash equivalents. The Bank's principle business consists of attracting deposits from the general public and investing these deposits in loans to its customers. The Bank's operating facilities are contained in Crawford County, Illinois, and its lending is concentrated within Crawford and contiguous counties. The Bank has no customers from which it derives 10% or more of its revenue. With these facts in mind, The Company's management believes that the Company is comprised of only one reportable operating segment, and that the consolidated financial statements adequately reflect the financial condition and operations of that segment.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6) COMPREHENSIVE INCOME

The Company has adopted FASB Statement No. 130, Reporting Comprehensive Income. The statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes net income and other comprehensive income, which for the Company includes unrealized gains and losses on securities available for sale. Comprehensive income, unaudited, for the three and nine month periods ended December 31, 1999 and 1998 are as follows:

                                       Three Month Period  Nine Month Period
                                       ------------------  -----------------
                                           1999     1998     1999     1998
                                                      ($1,000's)

Net Income (Loss)                         $ 205    $ 115    $ 530    $ 254
                                          -----    -----    -----    -----
Other Comprehensive Income
Unrealized gains (losses) on securities    (169)     (87)    (643)     (19)
Related tax effects                          66       34      251        7
                                          -----    -----    -----    -----
Other Comprehensive Income (Losses)        (103)     (53)    (392)     (12)
                                          -----    -----    -----    -----
Comprehensive Income                      $ 102    $  62    $ 138    $ 242

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

       When  used in  this  filing  and in  future  filings  by  First  Robinson
Financial Corporation (the "Company") with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected. References in this filing to "we", "us", and "our" refer to the Company and/or the Bank, as the content requires.

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

       We do not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

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

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations


IMPACT OF THE YEAR 2000

       Prior to December 31, 1999, we had completed testing of our computer systems, which were conducted for the purpose of identifying applications that could be affected by the Year 2000 issue. To date, no problems were incurred with equipment or data before, during or after the century date change. Regulators have identified two more dates to monitor; February 29, 2000, leap year and March 31, 2000, the first quarter-end date. We do not expect significant increases in future data processing costs or other expenses related to Year 2000 compliance. For the nine months ended December 31, 1999, we have expended $2,000 related to Year 2000 compliance.

BUSINESS STRATEGY

       We are a community-oriented, locally-owned financial institution offering services to residents and businesses of Crawford County, Illinois, our primary market area. The Board of Directors and management meet periodically to strategically plan for our future. We review and discuss new products and services to determine their effect on our profitability and customer service. Our fixed rate mortgage program through Federal Home Loan Bank of Chicago continues to grow and has produced additional non-interest income for the Bank. We continue to emphasize our checking and savings accounts in our marketing area. The excellent growth in the number of new checking and savings accounts has helped reduce our cost of funds. Our Internet service, which covers all of Crawford County, now serves over 1,350 customers. PrimeVest Financial Services was added in April 1999 to provide investment brokerage services to our customers. As of December 1999, the service has provided an additional $23,000 net, to non-interest income. The Board of Directors has approved the purchase of Internet banking services and management anticipates those services will be operational by the end of September 2000. We intend to stay focused on providing excellent customer service and maintaining a strong presence in our community. We are the only independent community bank in Robinson, Oblong, and Palestine, Illinois.

FINANCIAL CONDITION

COMPARISON AT DECEMBER 31, 1999 AND MARCH 31, 1999

       Our total assets increased by approximately $2.0 million or 2.4%, to $85.8 million at December 31, 1999 from $83.8 million at March 31, 1999. This increase in total assets was primarily the result of a $3.5 million or 29.6% increase in securities available for sale and an increase of $679,000 or 1.1% in loans receivable, net offset by a $2.3 million or 43.7% decrease in cash and cash equivalents. Foreclosed real estate increased to $24,000 as of December 31, 1999 from a zero balance at the end of March 31, 1999. Another factor relating to the increase in total assets is FASB 115 and the valuation of our securities held available for sale, deferred income tax decreased $251,000. At March 31, 1999 deferred income taxes were recorded on the balance sheet as a liability of $69,000 and as of December 31, 1999 deferred income taxes are being carried on the balance sheet as an asset of $182,000.


       Liabilities increased approximately $4.2 million or 5.9% to $76.5 million at December 31, 1999 from $72.2 million at March 31, 1999. A $5.9 million or 8.8% increase, for the same period, in deposits was the primary reason for the increase in our liabilities. The significant increase in deposits was derived from an increase in the amount of certificates of deposit of $100,000 or more invested with us. Total certificates of deposit of $100,000 or more as of March 31, 1999 were $11.0 million and $15.3 million as of December 31, 1999. This represents an increase of $4.3 million or 39.1%. The increase in deposits was used to repay Federal Home Loan Bank advances, to fund loans and to fund investments. The deposit total increase was offset by a decrease of $1.0 million or 50.0% in Federal Home Loan Bank advances and a $626,000 or 28.4% decrease in repurchase agreements.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations

FINANCIAL CONDITION - CONTINUED


       Stockholders' equity decreased $2.2 million or 19.0% to $9.4 million as of December 31, 1999 from $11.6 million on March 31, 1999. The decrease was primarily attributed to three major factors. First, as of December 31, 1999, compared to March 31, 1999, we had purchased an additional $2.3 million of treasury stock, bringing the total amount of treasury stock to be $3.0 million as of December 31, 1999. This represents the purchase of 167,000 additional shares of treasury stock since March 31, 1999 for a total amount of treasury shares held to 210,000 as of December 31, 1999. Second, the payment of a $0.31 per share dividend to stockholders of record as of June 2, 1999 amounted to a total of $247,000. Finally, there was a $392,000 decrease after tax in the valuation of our securities held available for sale. The decrease in stockholders' equity for the quarter ended December 31, 1999, however, was offset by the addition of nine months of earnings of $530,000.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIODS ENDED DECEMBER 31, 1999 AND 1998

PERFORMANCE SUMMARY

       We are reporting net income of $205,000 for the third quarter of the fiscal year. For the quarter ended December 31, 1998, we reported net income of $115,000. The $90,000 or 78.3% increase in net income was attributed to an increase of $85,000 or 10.9% in net interest income after provision for loan losses and an increase of $74,000 or 75.5% in non-interest income offset by a $27,000 or 3.9% increase in non-interest expense and a $42,000 or 56.8% increase in provision for taxes for the three month period ended December 31, 1999 compared to the same period in 1998.

NET INTEREST INCOME

       Net interest income increased by $79,000 or 9.7% to $890,000 during the three month period ended December 31, 1999, as compared to $811,000 during the same period in the prior year. Interest expense decreased by $74,000 or 8.7% from $846,000 for the quarter ended December 31, 1998 to $772,000 in comparison of the quarter ended December 31, 1999. The average rate on interest bearing liabilities for the quarter ended December 31, 1999 was 4.26% compared to 4.78% for the December 31, 1998 quarter. Interest income increased by $5,000 or 0.3% for the quarter ended December 31, 1999 as compared to the quarter ended December 31, 1998.

NON-INTEREST INCOME

       Total non-interest income increased by $74,000 or 75.5% to $172,000 during the three months ended December 31, 1999, as compared to $98,000 during the same period in the prior year. The increase in total non-interest income was the result of an increase of $37,000 or 52.9% in service charges, an increase of $23,000 or 164.3% in income from other sources and an increase of $14,000 or
100.0 % in loan fees.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations


NON-INTEREST EXPENSE

       Total non-interest expense increased by $27,000 or 3.9% to $717,000 during the three months ended December 31, 1999, as compared to $690,000 during the same period in the prior year. This increase was due primarily from an increase of $27,000 or 7.2% in compensation and employee benefits, an increase of $17,000 or 89.5% in advertising expense and a $6,000 or 5.6% increase in occupancy and equipment expense. These increases were offset by decreases of $9,000 or 27.3% in audit, legal and other professional fees, $6,000 or 100.0% in foreclosed property expense, $3,000 or 21.4% in Savings Association Insurance Fund deposit insurance premiums, $3,000 or 3.3% in other non-interest expense and $2,000 or 8.0% in data processing expenses. The increase in compensation expense is the result of the addition of staff to provide better customer service and to help better manage the existing and future loan portfolio underwriting.

PROVISION FOR LOAN LOSSES

       During the three months ended December 31, 1999, we recorded provision for loan losses of $24,000 as compared to $30,000 for the same period of the prior year, a decrease of $6,000 or 20.0%. We recorded such provisions to adjust our allowance for loan losses to a level deemed appropriate based on an assessment of the volume and lending presently being conducted by the bank, industry standards, past due loans, economic conditions in our market area generally and other factors related to the collectability of the loan portfolio. Our non-performing assets as a percentage of total assets was 0.70% at December 31, 1999, as compared to 0.56% at December 31, 1998.

PROVISION FOR INCOME TAXES

       We recognized a provision for federal and state income taxes of $116,000 for the three months ended December 31, 1999 as compared to a provision for income taxes of $74,000 for the same period in the prior year. The effective tax rate during the three months ended December 31, 1999 was 36.1% as compared to 39.2% during the quarter ended December 31, 1998.

COMPARISON OF THE NINE MONTH PERIODS ENDED DECEMBER 31, 1999 AND 1998

NET INCOME

       We reported a net income of $530,000 during the nine months ended December 31, 1999 as compared to $254,000 for the same period in the prior year. The $276,000 or 108.7% increase in net income was primarily attributed to an increase of $157,000 or 6.7% in net interest income after provision for loan losses, an increase of $182,000 or 61.5% in non-interest income and a decrease of $82,000 or 3.7% in non-interest expense offset by an increase of $145,000 or 94.8% in the provision for income taxes.

NET INTEREST INCOME

       Net interest income increased by $126,000 or 5.1% for the nine month period ended December 31, 1999 as compared to the same period in the previous year. For the nine months ended December 31, 1999, interest expense had decreased by $149,000 or 6.0% from the nine months ended December 31, 1998. However, the decrease in interest expense was partially offset by a decrease in interest income of $23,000 or 0.5% from the December 31, 1998 period. The interest rate spread for the nine months ended December 31, 1999 was 3.70% compared to 3.36% for the same period in the prior year.

NON-INTEREST INCOME

       Our non-interest income increased by $182,000 or 61.5% to $478,000 for the nine month period in this fiscal year as compared to $296,000 for the nine month period in the prior year. The increase was a direct result of increases in service charges, loan fees and other non-interest income. Service charges on deposit accounts increased by $98,000 or 47.8% for this nine month period compared to the nine months ending December 31, 1998. Non-interest income from loan fees resulted in a $26,000 or 56.5% increase over the same period in the prior year and income from other sources increased by $58,000 or 128.9% from the nine month period ended December 31, 1998.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations


NON-INTEREST EXPENSE

       Non-interest expense for this nine month period ended December 31, 1999 was $82,000 or 3.7% below that of the same nine month period in the prior year. The decrease was the result of a $34,000 or 2.7% decrease in compensation and employee benefits, a decrease of $35,000 or 100.0%in foreclosed property expense, a decrease of $35,000 or 32.1% in audit, legal and other professional fees, a $22,000 or 8.1% decrease in other non-interest expense, a decrease of $3,000 or 7.7% in Savings Association Insurance Fund deposit insurance premiums, and a decrease of $2,000 or 3.0% in data processing expenses offset by an increase of $18,000 or 5.5% in occupancy and equipment, an increase of $28,000 or 56.0% in advertising expense and a $3,000 or 4.5% increase in telephone and postage expense.

PROVISION FOR LOAN LOSSES

       The provision for loan losses for the nine month period ending December 31, 1999 decreased by $31,000 or 21.4% from the nine months ended December 31, 1998. We recorded a provision for loan losses of $114,000 for this nine month period in comparison to $145,000 for the nine months in the previous year. We adjusted our provision for loan losses to an appropriate level after assessing the volume and types of lending we were presently conducting. Also influencing the provision for loan losses was the economic conditions of our market area, industry standards, past due loans and any other factors related to the collection of our loan portfolio. Our non-performing assets as a percentage of total assets was 0.70% at December 31, 1999 as compared to 0.18% at March 31, 1999.

 PROVISION FOR INCOME TAXES

       We recognized provision for income taxes of $298,000 for the nine months ended December 31, 1999 as compared to $153,000 for the nine months in the prior year. The effective tax rate for this nine month period was 36.0% and 37.6% for the nine months ended December 31, 1998.

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

       At December 31, 1999 we had $1.0 million in advances from the FHLB of Chicago outstanding resulting in a decrease of $1.0 million in advances from the amount as of March 31, 1999. We use our liquidity resources principally to meet outstanding commitments on loans, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. We anticipate no foreseeable problems in meeting current loan commitments. At December 31, 1999, we had outstanding commitments to extend credit, which amounted to $4.6 million (including $2.1 million, in available revolving commercial and agricultural lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet any foreseeable liquidity needs.

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

       At December 31, 1999, the Bank was in compliance with all of the aforementioned capital requirements as summarized below:

                                                                                                 DECEMBER 31, 1999
                                                                                                         (1,000'S)
Tier I Capital:
         Common stockholders' equity                                                                          8,221
         Unrealized loss (gain) on securities available for sale                                                407

           Total Tier I Capital                                                                               8,628

Tier II Capital:
         Total Tier I capital                                                                                 8,628
         Qualifying allowance for loan losses                                                                   625

           Total capital                                                                                      9,253

Risk-weighted assets                                                                                         54,103
Quarter average assets                                                                                       85,916



                                                                                                       To be Well Capitalized
                                                                                                           Under the Prompt
                                                                               For Capital                 Corrective Action
                                                ACTUAL                      ADEQUACY PURPOSES                 PROVISIONS
                                         AMOUNT         RATIO             AMOUNT          RATIO           AMOUNT          RATIO
As of December 31, 1999:
     Total Risk-Based Capital
       (to Risk-Weighted Assets)          9,253        17.10%              4,328          8.00%             5,410        10.00%
     Tier I Capital
      (to Risk-Weighted Assets)           8,628        15.95%              2,164          4.00%             3,246         6.00%
     Tier I Capital
      (to Average Assets)                 8,628        10.04%              3,437          4.00%             4,296         5.00%





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

Item 5.           OTHER INFORMATION
                   None

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                         (a)        The following exhibits are filed herewith:

                                    1.   Exhibit 11:  Statement Regarding
                                                      Computation of Earnings.

                                    2.   Exhibit 27:  Financial Data Schedule.

                         (b)        Reports Form 8-K:

                                    The Company  filed a Current  Report on Form
                                    8-K dated December 6, 1999 with the SEC announcing its intention to repurchase up to 5% of its outstanding shares. The stock repurchase began on December 6, 1999 and is to conclude on June 6, 2000. In addition, the Registrant announced the completion of a stock repurchase program began August 16, 1999.

                                    The Company  also filed a Current  Report on
                                    Form 8-K dated  December  23,  1999 with the
                                    SEC  announcing  its intention to repurchase
                                    up to  5% of  its  outstanding  shares.  The
                                    stock  repurchase began on December 20, 1999
                                    and is to  conclude  on June  20,  2000.  In
                                    addition,   The  Registrant   announced  the
                                    completion of a stock repurchase program began December 6, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     FIRST ROBINSON FINANCIAL
                                     CORPORATION



Date:    February 14, 2000           /s/ Rick L. Catt
         -----------------           ----------------
                                     Rick L. Catt
                                     President and Chief Executive Officer

Date:    February 14, 2000           /s/ Jamie E. Mcreynolds
         -----------------           -----------------------
                                     Jamie E. McReynolds
                                     Chief Financial Officer and Vice President