Form 10KSB
period 2000-03-31
FIRST ROBINSON FINANCIAL CORP
filed 2000-06-29
CIK 1035991

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended March 31, 2000
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from              to
         Commission file number 0-29276

                      FIRST ROBINSON FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

     Delaware                                            36-4145294
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

                 501 East Main Street, Robinson, Illinois 62454
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (618) 544-8621

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
--------------------------------------------------------------------------------

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
--------------------------------------------------------------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X . NO ___.

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State the issuer's revenues for its most recent fiscal year: $7.2 million.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and ask price of such stock as of June 26, 2000, was approximately $7.3 million.

         As of June 20, 2000, there were 607,603 shares issued and outstanding of the Registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
     Parts II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended March 31, 2000. Part III of Form 10-KSB - Portions of Proxy
             Statement for the 2000 Annual Meeting of Stockholders.

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

                             IMPACT OF THE YEAR 2000

         Due to much planning and preparation by our employees, the Year 2000 transition went smoothly. However, we will continue to monitor all systems with regards to Year 2000 issues to prevent and correct any glitches that may occur. The total expenditures for the fiscal year ending March 31, 2000 were $2,300.

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

         The Bank. The Bank is a national bank, the deposits of which are federally insured and backed by the full faith and credit of the U.S. Government. The Bank is a community-oriented financial institution and seeks to serve the financial needs of the residents and businesses in its market area. The principal business of the Bank has historically consisted of attracting retail deposits from the general public and investing those funds in primarily one-to four-family residential real estate loans and, to a lesser extent, consumer loans, commercial and agricultural real estate loans and commercial business and agricultural finance loans. At March 31, 2000, substantially all of the Bank's real estate mortgage loans, were secured by properties located in the Bank's market area. The Bank also invests in investment and equity securities and mortgage-backed securities, and other permissible investments.

         The Bank currently offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits include passbook savings, NOW accounts, Super NOW accounts, certificate accounts, IRA accounts, limited accounts and non-interest bearing accounts. The Bank generally solicits deposits in its primary market area. The Bank does not accept any brokered deposits.

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

         Robinson, Palestine and Oblong, Illinois are located in Crawford County, Illinois, approximately 150 miles east of St. Louis, Missouri and 35 miles northwest of Vincennes, Indiana. The major employers in the Bank's primary market area include: Marathon Oil Company, Hershey Chocolate, USA, Robinson Correctional Facility, Dana Corporation, Fair Rite Products, Crawford Memorial Hospital and E.H. Baare Corporation.

         The Bank and therefore the Company, is dependent upon the economy of its market share for continued success, since the vast majority of its loans are located in the Bank's market area. See Note 18 of Notes To Consolidated Financial Statements.

Lending Activities

         General. The Bank's loan portfolio consists primarily of conventional, first mortgage loans secured by one- to four-family residences and, to a lesser extent, consumer loans, commercial and agricultural real estate loans, commercial business and agricultural finance loans and multi-family real estate and construction loans. At March 31, 2000, the Bank's gross loans outstanding totaled $65.2 million, of which $34.1 million or 52.31% were one-to four-family residential mortgage loans. Of the one- to four-family mortgage loans outstanding at that date, 26.47% were fixed-rate loans, and 73.53% were adjustable-rate loans. At that same date, consumer loans totaled $6.2 million or 9.53% of the Bank's total loan portfolio. Also at that date, the Bank's commercial and agricultural real estate loans totaled $12.7 million or 19.55% of the Bank's total loan portfolio of which 93.76% were adjustable-rate loans. At March 31, 2000, commercial business and agricultural finance loans totaled $9.9 million or 15.17% of the Bank's total loan portfolio, of which 24.95% were fixed-rate loans and 75.05% adjustable-rate loans. At that same date, multi-family real estate and construction loans totaled $2.2 million or 3.44% of the Bank's total loan portfolio. See Notes 1 and 4 of Notes To Consolidated Financial Statements.

         The Bank also invests in mortgage-backed securities, government securities, obligations of states or political subdivisions and other debt securities. At March 31, 2000, mortgage-backed securities totaled $11.0 million or 66.77% of the Bank's total investment and mortgage-backed securities portfolio, government securities and obligations of states and political subdivisions and other debt securities totaled $5.5 million, or 33.23% of the Bank's total investment and mortgage-backed securities portfolio.

         The Bank's loans-to-one borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation -- Federal Regulation of National Banks." At March 31, 2000, the maximum amount which the Bank could have lent under this limit to any one borrower and the borrower's related entities was approximately $1.4 million. At March 31, 2000, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount.

         The Bank's five largest lending relationships at March 31, 2000 were as follows: (i) $2.9 million in loans to a heavy equipment contractor, of which $1.7 million was participated to other lenders, secured by real estate, equipment, inventory, and accounts receivable as well as certificates of deposit and personal guarantees; (ii) $1.0 million in loans to a grain farming operation and grain elevator business, of which $336,000 was participated to other lenders, secured by warehouse receipts and personal guarantees; (iii) $862,000 in loans to a grain farming operation and concrete business secured by crops, equipment, inventory, real estate and personal guarantees; (iv) $751,000 in loans to a fast food franchise secured by real estate, equipment, inventory, and personal guarantees; (v) $739,000 in loans to a grain farming operation of which $260,000 was participated to other lenders, secured by crops, equipment, inventory, and personal guarantees. At March 31, 2000, all of these loans totaling $6.3 million in the aggregate, of which $2.3 million was participated to other lenders, were performing in accordance with their terms with the exception of (iii) which was in Chapter 12 reorganization bankruptcy at the time and awaiting direction from the Bankruptcy Trustee. This loan is also included in the non-performing asset total.

         Loan Portfolio Composition. The following information concerning the composition of the Bank's loan portfolios in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                           March 31,
                                          --------------------------------------
                                                 2000              1999
                                          ------------------ -------------------
                                            Amount  Percent    Amount   Percent
                                          -------- --------- --------- ---------


Real Estate Loans:
 One- to four-family..................... $34,100    52.31%   $31,609    49.80%
 Multi-family............................     823     1.26        676     1.06
 Commercial and agricultural.............  12,745    19.55     11,857    18.68
 Construction or development.............   1,418     2.18        602     0.95
                                          -------   ------    -------   ------
     Total real estate loans.............  49,086    75.30     44,744    70.49
                                          -------   ------    -------   ------
Other Loans:
 Consumer Loans:
  Deposit account........................     669     1.03        410     0.65
  Automobile.............................   4,051     6.21      5,534     8.72
  Other..................................   1,492     2.29      1,913     3.01
                                          -------   ------    -------   ------
     Total consumer loans................   6,212     9.53      7,857    12.38
                                          -------   ------    -------   ------
 Commercial business and agricultural
  finance loans..........................   9,889    15.17     10,876    17.13
                                          -------   ------    -------   ------
     Total other.........................  16,101    24.70     18,733    29.51
                                          -------   ------    -------   ------
     Total loans.........................  65,187   100.00%    63,477   100.00%
                                          -------   ======    -------   ======

Less:
 Loans in process........................    (575)               (250)
 Unearned discounts......................     ---                 ---
 Allowance for losses....................    (630)               (634)
                                          -------             -------
 Total loans receivable, net............. $63,982             $62,593
                                          =======             =======

         The following schedule illustrates the interest rate sensitivity of the Bank's loan portfolio at March 31, 2000. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract reprices. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                           Real Estate
                        --------------------------------------------------------------------------------
                            One- to     Multi-family and               Commercial Business
                          Four-Family    Commercial and                  and Agricultural
                        and Construction   Agriculture      Consumer         Finance          Total
                        ---------------- --------------- --------------- --------------- ---------------
                                Weighted        Weighted        Weighted        Weighted        Weighted
                                Average         Average         Average         Average         Average
                        Amount    Rate   Amount   Rate   Amount   Rate   Amount   Rate   Amount   Rate
                        ------- -------- ------ -------- ------ -------- ------ -------- ------ --------
                                                       (Dollars in Thousands)
Due During Years Ending
  March 31,
2001(1)................ $10,637   8.92  $ 7,434  8.94%   $1,240    9.96%  $7,908  9.40%  $27,219  9.11%
2002 and 2003..........  11,611   8.95    3,909  8.57     2,573   10.81      785  9.08    18,878  9.13
2004 and 2005..........   2,817   8.47    1,328  8.27     1,942    8.93    1,080  9.23     7,167  8.67
After 2005.............  10,453   7.82      897  7.95       457    7.71      116  9.85    11,923  7.84
                        -------   ----  -------  ----    ------   -----   ------  ----   -------  ----
Total.................. $35,518   8.57% $13,568  8.70%   $6,212    9.82%  $9,889  9.36%  $65,187  8.84%
                        =======   ====  =======  ====    ======   =====   ======  ====   =======  ====

(1) Includes demand loans, loans having no stated maturity and overdraft loans.


         The total amount of loans due after March 31, 2001 which have predetermined interest rates is $14.6 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $23.4 million.

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

         One- to- Four-Family Residential Mortgage Lending. Residential loan originations are generated by the Bank's marketing efforts, its present customers, walk-in customers, and referrals from real estate brokers. Historically, the Bank has focused its lending efforts primarily on the origination of loans secured by one- to four-family residential mortgages in its market area. At March 31, 2000, the Bank's one- to four-family residential mortgage loans totaled $34.1 million, or 52.31%, of the Bank's gross loan portfolio of which $150,000 was non-performing at that date.

         The Bank offers both adjustable and fixed rate mortgage loans. For the year ended March 31, 2000, the Bank originated $17.9 million of real estate loans, of which $12.4 million were secured by one- to four-family residential real estate, and $5.2 million was secured by commercial or agricultural real estate and $281,000 secured by multifamily dwellings. Substantially all of the Bank's one- to four-family residential mortgage originations are secured by properties located in its market area.

         The Bank offers adjustable-rate mortgage loans at rates and on terms determined in accordance with market and competitive factors. The Bank currently originates adjustable-rate mortgage loans with a term of up to 30 years. The Bank generally offers from one to five year adjustable-rate mortgage loans with a stated interest rate margin generally over the one-year Treasury Bill Index, which adjusts from one to ten year terms. Increases or decreases in the interest rate of the Bank's adjustable-rate loans is generally limited to 200 basis points at any adjustment date and 600 basis points over the life of the loan. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as are the Bank's liabilities. The Bank qualifies borrowers for adjustable-rate loans based on the initial interest rate of the loan. As a result, the risk of default on these loans may increase as interest rates increase. See "Asset Quality -- Non-Performing Assets." At March 31, 2000, the total balance of one-to four-family adjustable-rate loans was $25.1 million or 38.47% of the Bank's gross loan portfolio. See "-- Originations, Purchases and Sales of Loans."

         The Bank offers and retains fixed-rate mortgage loans with a term of up to 30 years. At March 31, 2000, the total balance of one- to four-family fixed-rate loans was $9.0 million or 13.84% of the Bank's gross loan portfolio. The Bank also offers U.S. Department of Agriculture ("USDA") Guaranteed Rural Housing Loans to first-time home buyers with minimal to no down payments and that meet certain income limitations. These loans are 30-year fixed rate loans with a 90% guarantee from USDA. At March 31, 2000, the total balance of USDA Guaranteed Rural Housing Loans was $2.2 million or 3.46% of the Bank's gross loan portfolio. See "-- Originations, Purchases and Sales of Loans."

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

         The loans currently originated by the Bank are not typically underwritten and documented pursuant to the guidelines of the FHLMC. Under current policy, the Bank originates these loans for portfolio. Effective January 1, 1999, the Bank entered into an agreement with FHLB to originate loans for them. This program offers 15 to 30 year fixed rate mortgages. The Bank sells 100% of the principal and receives a fee. The Bank also receives 25 basis points servicing per month. A portion of the fee is retained by FHLB to cover any contingent debt incurred by the Bank if these loans are written off. During the year ended March 31, 2000, the Bank originated loans of $2.4 million. See "-- Originations, Purchases and Sales of Loans and -- Investment Activities -- Mortgage-backed Securities."

         Consumer Lending. The Bank offers secured and unsecured consumer loans. Secured loans may be collateralized by a variety of asset types, including automobiles, mobile homes and deposits. The Bank currently originates substantially all of its consumer loans in its primary market area. At March 31, 2000, the Bank's consumer loan portfolio totaled $6.2 million, or 9.53% of its gross loan portfolio, of which 96.26% were fixed rate loans.

         A significant component of the Bank's consumer loan portfolio consists of new and used automobile loans. These loans generally have terms that do not exceed five years. Generally, loans on vehicles are made in amounts up to 80% of the sales price. At March 31, 2000, the Bank's automobile loans totaled $4.1 million or 6.21% of the Bank's gross loan portfolio. These loans were originated predominately on a direct basis.

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

         Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At March 31, 2000, $2,000 of the Bank's consumer loans were non-performing. There can be no assurances that additional delinquencies will not occur in the future.

         Commercial and Agricultural Real Estate Lending. The Bank also originates commercial and agricultural real estate loans. At March 31, 2000 approximately $12.7 million, or 19.55% of the Bank's gross loan portfolio, was comprised of commercial and agricultural real estate loans of which $50,000 were non-performing at that date. Of this amount, approximately $795,000 or 6.24% of these loans were fixed-rate commercial and agricultural real estate loans and approximately $11.9 million or 93.76% were adjustable-rate loans. The largest commercial real estate loan was for $718,000. At March 31, 2000 this borrower had only a $33,000 additional loan outstanding to the Bank.

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

         Commercial and Agricultural Business Lending. The Bank also originates commercial and agricultural business loans. At March 31, 2000 approximately $9.9 million, or 15.17% of the Bank's gross loan portfolio, was comprised of commercial and agricultural business loans of which $862,000 were non-performing at that date. Of the $9.9 million, approximately $2.5 million or 24.95% were fixed rate loans and approximately $7.4 million or 75.05% were adjustable-rate loans.

The largest commercial business loan was to a heavy equipment contractor who had loans totaling $2.9 million. Of this amount, $1.7 million was participated to other lenders.

         Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business and agricultural finance loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business and agricultural finance loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). The Bank's commercial business and agricultural finance loans are usually secured by business or personal assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At March 31, 2000, $68,000 of the Bank's commercial business and agricultural finance loans were unsecured.

         The Bank's commercial business and agricultural finance lending policy includes credit file documentation and analysis of the borrower's character, capacity to repay the loan, the adequacy of the borrower's capital and collateral as well as an evaluation of conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of the Bank's current credit analysis. Nonetheless, such loans, are believed to carry higher credit risk than more traditional investments.

         Construction Lending. The Bank had $1.4 million in construction loans for one- to four-family residences and commercial property or 2.18% of the total loan portfolio at March 31, 2000. A construction loan for $446,000 for a commercial property existed as of March 31, 2000.

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

         Multi-Family Lending. The Bank offers one- to five-year adjustable-rate multi-family loans for terms of up to 20 years. The Bank will generally lend up to 80% of the value of the collateral securing the loan. At March 31, 2000, the Bank had $823,000 of multi-family real estate loans or 1.26% of the Bank's gross loan portfolio was comprised of such loans of which none were non-performing at that date.

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

         While the Bank currently originates adjustable-rate and fixed-rate loans, its ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For the year ended March 31, 2000, the Bank originated $15.3 million in fixed-rate loans and $15.7 million in adjustable-rate loans.

         The Bank sold through participations with other lenders, $835,000 in commercial business and agricultural finance loans and $2.5 million in one- to four-family loans through market programs for the year ended March 31, 2000. Sales of these loans generally are beneficial to the Bank since these sales may produce future servicing income, provide funds for additional lending and other investments and increase liquidity. The Bank does not sell loans pursuant to forward sales commitments and, therefore, an increase in interest rates after loan origination and prior to sale may adversely affect the Bank's income at the time of sale.

         The following table shows the loan origination, purchase, sale and repayment activities of the Bank for the periods indicated.

                                                  Year Ended March 31,
                                                ------------------------
                                                   2000          1999
                                                ---------       --------
Originations by type:
  Real estate:
     One to four-family....................       $12,441        $10,897
     Multi-family..........................           281            370
     Commercial and agricultural...........         5,216          6,331
                                                ---------       --------
Other:
     Consumer..............................         5,543          5,823
     Commercial business and agricultural
        finance............................         7,545         10,847
                                                ---------       --------
        Total loans originated.............        31,026         34,268
                                                ---------       --------
Purchases:
Real Estate:
     Commercial and agricultural...........           ---            ---

Other:
     Commercial business and agricultural
         finance...........................           149            678
                                                ---------       --------
       Total loan purchases................           149            678

Mortgage-backed securities.................         5,248          8,469
                                                ---------       --------
     Total purchases.......................         5,397          9,147
                                                ---------       --------
Sales and Repayments:
Real estate:
     Commercial and agricultural...........         2,493            508
     Mortgage-backed securities sales......           ---            ---

Other:
Commercial business and agricultural
 finance...................................           835          1,431
                                                ---------       --------
     Total sales...........................         3,328          1,939
                                                ---------       --------
Principal reductions
     Loans.................................        26,337         33,075
     Mortgaged-backed securities...........         1,898          1,716
                                                ---------       --------
      Total reductions.....................        28,235         34,791
                                                ---------       --------
Decreases in other items, net                       (298)        (2,103)
                                                ---------       --------
Net increase (decrease)....................     $   4,562       $  4,582
                                                =========       ========

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

         The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at March 31, 2000.

                                                                    Loans Delinquent For:
                        ------------------------------------------------------------------------------------------------------------
                                60-89 Days(1)             90 Days and Over(1)         Nonaccrual              Total Delinquent Loans
                        ----------------------------- ----------------------- ------------------------- ----------------------------
                                            Percent                  Percent                  Percent                       Percent
                                            of Loan                  of Loan                  of Loan                       of Loan
                            Number Amount   Category  Number  Amount Category Number Amount   Category  Number    Amount    Category
                        ---------- ------ ----------- ------ ------- -------- ------ ------- ---------- ------ ---------- ----------
                                                                   (Dollars in thousands)
Real Estate:
  One- to four-family...      ---   $---        ---     ---    $---     ---       2   $  150    0.44         2    $  150      0.44
  Commercial and
   agricultural real estate   ---    ---        ---     ---     ---     ---       1       50    0.39         1        50      0.39
Consumer................        1      1       0.02     ---     ---     ---       2        2    0.03         3         3      0.05
Commercial business
  and agricultural finance    ---    ---        ---     ---     ---     ---       8      862    8.71         8       862      8.71
                             ----   ----     ------   -----    ----    ----     ---   ------    ----       ---    ------      ----
     Total..............        1   $  1        ---%    ---    $---     ---%     13   $1,064    1.63%       14    $1,065      1.63%
                             ====   ====     ======   =====    ====    ====     ===   ======    ====       ===    ======      ====

(1)  Loans are still accruing.

         Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. Foreclosed assets include assets acquired in settlement of loans.


                                                 Year Ended
                                                  March 31,
                                            ------------------------
                                                2000          1999
                                            ----------       -------
                                              (Dollars in thousands)
Non-accruing loans:
  One- to four-family....................      $   150       $    53
  Commercial and agricultural real estate           50            51
  Consumer...............................            2            39
  Commercial business and agricultural
   finance...............................          862             5
                                            ----------       -------
     Total...............................        1,064           148
                                            ----------       -------

Accruing loans delinquent more than 90 days:
  One- to four-family....................          ---           ---
  Commercial and agricultural real estate          ---           ---
  Consumer...............................          ---           ---
  Commercial business and
   agricultural finance..................          ---           ---
                                            ----------      --------
     Total...............................          ---           ---
                                            ----------      --------

Foreclosed assets:
  One- to four-family....................           55           ---
  Commercial and agricultural real estate           24           ---
  Consumer...............................          ---           ---
                                            ----------       -------
     Total...............................          ---           ---
                                            ----------       -------

Total non-performing assets..............       $1,143          $148
                                            ==========       =======
Total as a percentage of total assets....        1.31%         0.18%
                                            ==========       =======


         For the year ended March 31, 2000, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $76,000. There was $28,000 that was included in interest income on such loans for the year ended March 31, 1999.

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

         In connection with the filing of its periodic reports with the OCC and in accordance with its classification of assets policy, the Bank regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at March 31, 2000, the Bank had classified a total of $1.8 million of its assets as substandard and $1.0 million as doubtful or loss. At March 31, 2000, total classified assets comprised $2.8 million, or 30.25% of the Bank's capital, or 3.23% of the Bank's total assets.

         Other Loans of Concern. As of March 31, 2000, there were $130,000 loans identified, but not classified, by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the business have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

         Real estate properties acquired through foreclosure are recorded at the market fair value minus 20% of the market fair value. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At March 31, 2000, the Bank had $79,000 in real estate properties acquired through foreclosure. The properties are for sale and will be sold if the offers to purchase are approved by the board.

         Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At March 31, 2000, the Bank had a total allowance for loan losses of $630,000, representing 0.97% of the Bank's loans. See Note 4 of Notes To Consolidated Financial Statements.

         The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

                                                     March 31,
                          -----------------------------------------------------------------
                                          2000                          1999
                          -------------------------------- --------------------------------
                                                 Percent                         Percent
                                                 of Loans                       of Loans
                          Amount of    Loan      in Each   Amount of    Loan     in Each
                          Loan Loss Amounts by Category to Loan Loss Amounts by Category to
                          Allowance  Category  Total Loans Allowance  Category  Total Loans
                          --------- ---------- ----------- --------- ---------- -----------
                                               (Dollars in thousands)

One- to four-family.......  $  115  $34,100       52.31%      $  34   $31,609      49.80%
Multi-family...........        ---      823        1.26         ---       676       1.06
Commercial and
  agricultural real estate     140   12,745       19.55          45    11,857      18.68
Construction or
  development.............     ---    1,418        2.18         ---       602        .95
Consumer..................      75    6,212        9.53         157     7,857      12.38
Commercial business and
  agricultural finance....     172    9,889       15.17         398    10,876      17.13
Unallocated...............     128      ---         ---         ---       ---        ---
                            ------  -------      ------        ----   -------     ------
     Total................  $  630  $65,187      100.00%       $634   $63,477     100.00%
                            ======  =======      ======        ====   =======     ======

         The following table sets forth an analysis of the Bank's allowance for loan losses.


                                                            Year Ended
                                                            March 31,
                                                  ------------------------------
                                                        2000           1999
                                                  ---------------   ------------
                                                      (Dollars in thousands)

Balance at beginning of year......................          $ 634      $  665

Charge-offs:
  One- to four-family.............................             42          56
  Commercial and agricultural real estate.........              9         353
  Consumer........................................            101         182
  Commercial business and agricultural finance....             45          22
                                                            -----      ------
                                                              197         613
                                                            -----      ------
Recoveries:
  One- to four-family.............................              4          14
  Commercial and agricultural real estate.........            ---          22
  Consumer........................................             50         111
  Commercial business and agricultural finance....            ---         ---
                                                            -----      ------
                                                               54         147
                                                            -----      ------
Net charge-offs...................................            143         466
Additions charged to operations...................            139         435
                                                            -----      ------
Balance at end of year............................          $ 630      $  634
                                                            =====      ======

Ratio of net charge-offs during the year to
 average loans outstanding during the year........           0.23%        .73%
                                                            =====      ======

Ratio of net charge-offs during the year to
 average non-performing assets....................          29.42%     168.23%
                                                            =====      ======

Investment Activities

         General. Historically, the Bank has generally maintained liquid assets at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flows projections are regularly reviewed and updated to assure that adequate liquidity is maintained. A national bank is not subject to prescribed requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resource" and "Regulation -- Liquidity."

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

         Investment Securities. At March 31, 2000, the Bank's investment securities (including a $397,000 investment in the common stock of the FHLB of Chicago and Federal Reserve stock of $123,000) totaled $5.5 million, or 6.26% of its total assets. It has been the Bank's general policy to invest in obligations of state and political subdivisions, federal agency obligations and other investment securities.

         National banks are restricted in investments in corporate debt and equity securities. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank's unimpaired capital and unimpaired surplus as defined by federal regulations, which totaled $9.7 million as of March 31, 2000, plus an additional 10% if the investments are fully secured by readily marketable collateral. At March 31, 2000, the Bank was in compliance with this regulation. See "Regulation -- Federal Regulation of National Banks" for a discussion of additional restrictions on the Bank's investment activities. See Note 1 of Notes To Consolidated Financial Statements.

         The following table sets forth the composition of the Bank's investment and mortgage-backed securities at the dates indicated.


                                                         March 31,
                                           -----------------------------------
                                                  2000              1999
                                           -----------------  ----------------
                                             Book      % of     Book     % of
                                             Value     Total    Value    Total
                                           ---------  ------  --------  ------
                                                   (Dollars in thousands)
AVAILABLE FOR SALE
Equity securities:
   FHLB stock............................. $     397    2.55% $    352    2.95%
   FHLMC stock............................       ---     ---       ---     ---
   FRB stock..............................       123    0.79       123    1.03
                                           ---------  ------  --------  ------
     Total equity securities..............       520    3.34       475    3.98
                                           ---------  ------  --------  ------
Investments securities:
   U.S. treasury..........................     1,000    6.43     1,030    8.64
   Municipal bonds........................     1,398    8.99     1,284   10.78
   FHLB agency............................     2,400   15.43       999    8.38
                                           ---------  ------  --------  ------
      Total investment securities.........     4,798   30.85     3,313   27.80

Mortgage-backed securities:
   GNMA...................................     6,058   38.95     5,296   44.43
   FNMA...................................     2,868   18.44     2,220   18.63
   FHLMC..................................     1,310    8.42       615    5.16
                                           ---------  ------  --------  ------
     Total mortgage-backed securities..... $  10,236   65.81% $  8,131   68.22%
                                           ---------  ------  --------  ------

     Total available for sale............. $  15,554  100.00%  $11,919  100.00%
                                           =========  ======   =======  ======
HELD TO MATURITY
Investment securities:
   Municipal bonds........................       148   16.54       190  100.00
   U.S. treasury notes....................       ---     ---       ---     ---
                                           ---------  ------  --------  ------
     Total investment securities..........       148   16.54%      190  100.00%
                                           ---------  ------  --------  ------
Mortgage-backed securities:
  FNMA.................................... $     747   83.46  $    ---     ---
                                           ---------  ------  --------  ------
     Total held to maturity............... $     895  100.00% $    190  100.00%
                                           =========  ======  ========  ======
Average remaining life of
   investment securities..................     7.71 Years       7.13 Years

Other interest-earning assets:
     Total interest-bearing
          deposits with banks.............  $  1,390  100.00% $  4,268  100.00%
                                            ========  ======  ========  ======

         The Bank's investment securities portfolio at March 31, 2000, contained no securities of any issuer with an aggregate book value in excess of 10% of the Bank's retained earnings, excluding those issued by the U.S. government, or its agencies.

         First Robinson's investments, including the mortgage-backed securities portfolio, are managed in accordance with a written investment policy adopted by the Board of Directors.

         OCC guidelines, as well as those of the other federal banking regulators, regarding investment portfolio policy and accounting require banks to categorize securities and certain other assets as held for "investment," "sale," or "trading." In addition, effective April 1, 1994, the Bank adopted SFAS 115 which states that securities available for sale are accounted for at fair value and securities which management has the intent and the Bank has the ability to hold to maturity are accounted for on an amortized cost basis. The Bank's investment policy has strategies for each type of security. At March 31, 2000, the Bank classified $15.6 million of its investments as available for sale and $895,000 as held to maturity.

         Mortgage-backed Securities. The Bank invests primarily in federal agency obligations. At March 31, 2000, the Bank's investment in mortgage-backed securities totaled $11.0 million or 12.59% of its total assets. Of this amount, $747,000 was held to maturity and $10.2 million was available for sale. At March 31, 2000, the Bank did not have a trading portfolio.

         The   following   table  sets  forth  the   maturities  of  the  Bank's
mortgage-backed securities at March 31, 2000.


                                                         Due in
                                        ----------------------------------------
                                        1 Year  1 to    5 to 10 10 Years
                                        or Less 5 Years  Years   or More  Total
                                        ------- ------- ------- -------- -------

Federal Home Loan Mortgage Corporation..  ---      308    ---    1,208    1,336
  Weighted Average......................  ---     5.50    ---     6.51     6.28

Federal National Mortgage Company.......  ---      ---    ---    3,743    3,743
  Weighted Average......................  ---      ---    ---     6.92     6.92

Government National Mortgage Company....  ---      ---    ---    6,412    6,412
  Weighted Average......................  ---      ---    ---     6.88     6.88

     Total..............................  ---      308    ---   11,183   11,491
  Weighted Average......................  ---     5.50    ---     6.86     6.82

Sources of Funds

         General. The Bank's primary sources of funds are deposits, receipt of principal and interest on loans and securities, interest earned on deposits with other banks, and other funds provided from operations.

         The Bank has used FHLB advances to support lending activities and to assist in the Bank's asset/liability management strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset\Liability Management." At March 31, 2000, the Bank had $3.6 million in FHLB advances, but had the capacity to borrow an additional $14.6 million from the FHLB. The Bank could also borrow up to $2.0 million from a correspondent bank located in Chicago, Illinois, and an additional $2.0 million form a correspondent bank located in Springfield, Illinois. The Bank has also established borrowing capabilities with the Federal Reserve Bank of St.
Louis.  See Note 8 of Notes To Consolidated Financial Statements.

         At March 31, 2000, the Bank had $1.5 million in repurchase agreements. See Note 8 of Notes to Consolidated Financial Statements.

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


                                                        Year Ended
                                                         March 31,
                                             -----------------------------------
                                                     2000             1999
                                             ------------------ ----------------
                                                     (Dollars in thousands)

Opening balance.............................      $    67,325      $    62,630
Deposits....................................          359,868          503,805
Withdrawals.................................         (358,149)        (502,294)
Interest credited...........................            2,916            3,184
                                                  -----------      -----------

Ending balance..............................      $    71,960      $    67,325
                                                  -----------      ===========

Net increase................................      $     4,635      $     4,695
                                                  ===========      ===========

Percent increase............................            6.88%            7.50%
                                                        ====             ====

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank for the periods indicated.


                                                       March 31,
                                        ----------------------------------------
                                               2000                   1999
                                        ------------------- --------------------
                                                  Percent              Percent
                                          Amount  of Total    Amount   of Total
                                        -------- ---------- --------- ----------
                                                 (Dollars in thousands)
Transactions and Savings Deposits:

Non-interest bearing demand 0%......    $ 4,920     6.84%     $ 3,444      5.11%
Passbook Accounts (3.01%)...........     10,166    14.13        7,512     11.16
NOW Accounts (2.45%)................     12,317    17.11       11,829     17.57
                                        -------   ------      -------    ------
Total non-certificates..............     27,403    38.08       22,785     33.84
                                        -------   ------      -------    ------
Certificates:

 2.00 - 3.99%.......................    $    12     0.02$         474       .70
 4.00 - 5.99%.......................     29,250    40.65       30,388     45.14
 6.00 - 7.99%.......................     15,295    21.25       13,678     20.32

Total certificates..................     44,557    61.92       44,540     66.16%
                                        -------   ------      -------    ------
Total deposits......................    $71,960   100.00%     $67,325    100.00%
                                        =======   ======      =======    ======

         The following table shows rate and maturity information for the Bank's certificates of deposit as of March 31, 2000.


                                                                                          Weighted
                                   2.00-      4.00-     6.00-                  Percent     Average
                                   3.99%      5.99%     7.99%       Total     of Total      Rate
                                ------------------------------------------------------------------
                                                        (Dollars in thousands)
Certificate accounts maturing
  in quarter ending:
June 30, 2000..................     12       8,885      6,671      15,568       34.94       5.44
September 30, 2000.............    ---       4,910      1,627       6,537       14.67       5.26
December 31, 2000..............    ---       3,268      1,017       4,285        9.62       5.21
March 31, 2001.................    ---       4,856      1,013       5,869       13.17       5.26
June 30, 2001..................    ---       1,142        596       1,738        3.90       5.30
September 30, 2001.............    ---       2,199        470       2,669        5.99       5.19
December 31, 2001..............    ---         775        451       1,226        2.75       5.50
March 31, 2002.................    ---         440        741       1,181        2.65       5.65
June 30, 2002..................    ---         385        386         771        1.73       5.79
September 30, 2002.............    ---         373        610         983        2.20       5.92
December 31, 2002..............    ---         845        780       1,625        3.65       5.67
March 31, 2003.................    ---         257        508         765        1.72       5.68
Thereafter.....................    ---         915        425       1,340        3.01       5.44

   Total.......................     12      29,250     15,295      44,557      100.00%      5.38
                                  ====      ======     ======      ======      ======       ====

   Percent of total............   0.02%      65.65%     34.33%     100.00%
                                  ====       =====      =====      ======


         The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of March 31, 2000.


                                                                              Maturity
                                                      -------------------------------------------------------------
                                                                    Over          Over
                                                      3 Months     3 to 6       6 to 12        Over
                                                      or Less      Months        Months      12 months       Total
                                                      -------       ------       -------      -------       -------
Certificates of deposit less than $100,000.......    $  7,303       $4,893        $7,523      $10,272       $29,991

Certificates of deposit of $100,000 or more......       1,617          869         2,512        2,026         7,024

Public funds of $100,000 or more (1).............       6,648          775           119          ---         7,542
                                                      -------       ------       -------      -------       -------

Total certificates of deposit....................     $15,568       $6,537       $10,154      $12,298       $44,557
                                                      =======       ======       =======      =======       =======

---------------
(1)      Deposits from governmental and other public entities.

Subsidiary Activities

         As a national bank, the Bank is able to invest unlimited amounts in subsidiaries that are engaged in activities in which the parent bank may engage. In addition, a national bank may invest limited amounts in subsidiaries that provide banking services, such as data processing, to other financial institutions. At March 31, 2000, the Bank had one subsidiary, First Robinson Service Corporation, Inc.

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

         The Bank primarily serves Crawford County, Illinois. There are four commercial banks and one credit union which compete for deposits and loans in the Bank's market area.


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

         The Bank's loans-to-one borrower limit is generally limited to 15% of unimpaired capital and surplus. At March 31, 2000, the maximum amount which the Bank could have lent under this limit to any one borrower and the borrower's related entities was approximately $1.4 million. At March 31, 2000, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. The Bank's five largest lending relationships at March 31, 2000 totaled $6.3 million in the aggregate and were performing in accordance with their terms with the exception of one borrower with loans totaling $862,000 who was in Chapter 12 reorganized bankruptcy. Of this amount, $2.3 million was participated to other lenders.

         The OCC, as well as the other federal banking agencies, have adopted regulations and guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure, asset quality and earnings, and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action.

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

         SAIF-insured and BIF-insured institutions are required to pay a Financing Corporation (FICO) assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s, equal to approximately 2.120 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of BIF and SAIF deposits will continue until the bonds mature in the years 2017 through 2019.

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

         The leverage ratio adopted by the OCC requires a minimum ratio of "Tier 1 capital" to adjusted total assets of 3% for national banks rated composite 1 under the CAMELS rating system for banks. National banks not rated composite 1 under the CAMELS rating system for banks are required to maintain a minimum ratio of Tier 1 capital to adjusted total assets of 4% to 5%, depending upon the level and nature of risks of their operations. For purposes of the OCC's leverage requirement, Tier 1 capital generally consists of common stockholders' equity and retained income and certain non-cumulative perpetual preferred stock and related income, except that no intangibles and certain purchased mortgage servicing rights and purchased credit card relationships may be included in capital.

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

Federal Reserve System

         The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At March 31, 2000, the Bank had $123,000 FRB stock, which was in compliance with these reserve requirements.

         The Bank is a member of the Federal Reserve System. National banks are authorized to borrow from the Federal Reserve Bank "discount window," but FRB regulations require banks to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the FRB.

Holding Company Regulation

         General. The Company is a bank holding company registered with the FRB. Bank holding companies are subject to comprehensive regulation by the FRB under the BHCA, and the regulations of the FRB. As a bank holding company, the Company is required to file reports with the FRB and such additional information as the FRB may require, and will be subject to regular examinations by the FRB. The FRB also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Chicago. At March 31, 2000, the Bank had $397,000 in FHLB stock, which was in compliance with this requirement. In the past year, the Bank has received dividends on its FHLB stock.

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

         The Bank has recorded a deferred tax asset of approximately $242,000, of which $266,000 relates to unrealized losses on available-for-sale securities, which has been reduced for income tax timing adjustments. See Note 11 of Notes to Consolidated Financial Statements.

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

         The Bank's accounting activities are maintained on an in-house computer system.

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

Employees

         At March 31, 2000, the Company and the Bank had a total of 43 full-time and 10 part-time employees. The Company's and the Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2. Description of Properties

         The Bank conducts its business through its main office and three branch offices, which are located in Crawford County, Illinois. The Bank owns its main office and branch offices. The total net book value of the Bank's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at March 31, 2000 was approximately $3.0 million. The following table sets forth information relating to the Bank's offices as of March 31, 2000.


                                        Total
                                     Approximate
                           Date         Square    Net Book Value at
           Location      Acquired      Footage      March 31, 2000
---------------------------------------------------------------------


Main Office:
 501 East Main Street      1985         12,420        $1.6 million
 Robinson, Illinois

Branch Offices:
 119 East Grand Prairie    1995         1,800              365,000
 Palestine, Illinois

 102 West Main Street      1995         2,260               75,000
 Oblong, Illinois

 Outer East Main Street    1997         1,000             $215,000
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

Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, for the quarter ended March 31, 2000.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         Page 48 of the attached 2000 Annual Report to Stockholders is herein incorporated by reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation

         Pages 4 through 14 of the attached 2000 Annual Report to Stockholders are herein incorporated by reference.

Item 7. Financial Statements

         The following information appearing in the Company's Annual Report to Stockholders for the year ended March 31, 2000, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.


                                                                   Pages in
                                                                    Annual
Annual Report Section                                               Report
----------------------------------------------------------------  -----------

Report of Independent Auditors..................................      15
Consolidated Statements of Financial Condition for the
   Fiscal Years Ended March 31, 2000 and 1999...................    16-17
Consolidated Statements of Income for the
   Years Ended March 31, 2000 and 1999..........................      18
Consolidated Statements of Stockholders' Equity for
   Years Ended March 31, 2000 and 1999..........................      19
Consolidated Statements of Cash Flows for the
   Years Ended March 31, 2000 and 1999..........................    20-21
Notes to Consolidated Financial Statements......................    22-47

         With the exception of the aforementioned information, the Company's Annual Report to Stockholders for the year ended March 31, 2000, is not deemed filed as part of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There have been no changes in or disagreements with the Company's accountants on accounting and financial disclosure matters.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

         Information concerning directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 27, 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

         Information concerning Executive Officers of the Company and the Bank is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 27, 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with. However, Clell Keller inadvertently failed to file a Form 4 to report one transaction during 1998.

Item 10. Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 27, 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of

Stockholders to be held on July 27, 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 27, 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13. Exhibits and Reports on Form 8-K

                  (a)  Exhibits


    Regulation                                                    Reference to
       S-B                                                      Prior Filing or
Exhibit                                                          Exhibit Number
 Number                         Document                        Attached Hereto
--------------------------------------------------------------------------------


 2     Plan of acquisition, reorganization, arrangement,
       liquidation or succession                                      None
 3(i)  Certificate of Incorporation                                    *
 3(ii) By-Laws                                                         *
 4     Instruments defining the rights of security holders,            *
       including debentures
 9     Voting Trust Agreement                                         None
10     Material Contracts                                             None
11     Statement re:  computation of per share earnings               None
13     Annual Report to Stockholders                                   13
16     Letter re:  change in certifying accountants                   None
18     Letter re:  change in accounting principles                    None
21     Subsidiaries of Registrant                                      21
22     Published report regarding matters submitted to vote of        None
       security holders
23     Consents of Experts and Counsel                                None
24     Power of Attorney                                          Not required
27     Financial Data Schedule                                         27
99     Additional Exhibits                                            None
-------

* Filed as exhibits to the Company's Form S-1 registration statement filed on March 19, 1997 (File No. 333-23625) of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.


         (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the three-month period ended March 31, 2000.

                                   SIGNATURES


         In accordance with Section 13 of 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FIRST ROBINSON FINANCIAL
                                         CORPORATION


Date:       June 29, 2000                By:  /s/ Rick L. Catt
         ---------------------                -----------------------
                                              Rick L. Catt
                                              (Duly Authorized Representative)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.


By:  /s/ Rick L. Catt                    By:  /s/ Jamie E. McReynolds
     -----------------------                  -----------------------
     Rick L. Catt, Director, President        Jamie E. McReynolds, Vice
     and Chief Executive Officer              President, Chief Financial Officer
     (Principal Executive and Operating       and Secretary (Chief Financial
     Officer)                                 and Accounting Officer)

Date:   June 29, 2000                    Date:     June 29, 2000
     -----------------------                  -----------------------


By:  /s/ Scott F. Pulliam                By:  /s/ James D. Goodwine
     Scott F. Pulliam, Director               James D. Goodwine, Director
     -----------------------                  -----------------------

Date:   June 29, 2000                    Date:     June 29, 2000
     -----------------------                  -----------------------


By:  /s/ Clell T. Keller                 By:  /s/ Rick L. Catt
     Clell T. Keller, Director                Rick L. Catt, Director
     -----------------------                  -----------------------

Date:   June 29, 2000                    Date:     June 29, 2000
     -----------------------                  -----------------------


By:  /s/ William K. Thomas               By:  /s/ Donald K. Inboden
     William K. Thomas, Director              Donald K. Inboden, Director
     -----------------------                  -----------------------

Date:   June 29, 2000                    Date:     June 29, 2000
     -----------------------                  -----------------------