Form 10QSB
period 2000-06-30
FIRST ROBINSON FINANCIAL CORP
filed 2000-08-11
CIK 1035991

SECURITY AND EXCHANGE COMMSSION
                              WASHNGTON, D.C. 20549
                                   FORM 10-QSB
(Mark One)
    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                         YES [X]           NO  [  ]

As of August 11, 2000, the Registrant had 598,357 shares of Common Stock, par value $0.01, issued and outstanding.




Transitional Small Business Disclosure Format (check one):
                                          YES                 NO  X

                      FIRST ROBINSON FINANCIAL CORPORATION
                              Index to Form 10-QSB

PART 1. FINANCIAL INFORMATION                                           PAGE

    Item 1. Financial Statements

        Consolidated Balance Sheet as of June 30, 2000
            And March 31, 2000                                             3

        Consolidated Statements of Income for the Quarters Ended
            June 30, 2000 and June 30, 1999                                4

        Consolidated Statements of Stockholders' Equity for the Quarters
             Ended June 30, 2000 and June 30, 1999                         5

        Consolidated Statements of Cash Flows for the Quarters
             Ended June 30, 2000 and June 30, 1999                         6

        Notes to Consolidated Financial Statements                         8

    Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations               10

PART II OTHER INFORMATION

    Item 1.   Legal Proceedings                                            15

    Item 2.   Changes in Securities                                        15

    Item 3.   Defaults Upon Senior Securities                              15

    Item 4.   Submission of Matters to a Vote of Security Holders          15

    Item 5.   Other Information                                            15

    Item 6.   Exhibits and Reports on Form 8-K                             15


           SIGNATURES                                                      16

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                                       Unaudited    Audited
                                                                        6/30/00     3/31/00
                                                                        -------     -------
                                     ASSETS                                  ($1,000's)
Cash and Cash Equivalents:

  Cash and due from banks                                              $    915    $  1,269
  Interest bearing deposits                                               2,916       1,390
                                                                       --------    --------
     Total Cash and Cash Equivalents                                      3,831       2,659

Securities available for sale, amortized cost of $16,575 and $16,234
  at June 30, 2000 and March 31, 2000 respectively                       16,017      15,554
Securities held to maturity, estimated market value of $870 and
  $914 at June 30, 2000 and March 31, 2000, respectively                    867         895
Loans receivable, net                                                    65,328      63,982
Accrued interest receivable                                                 739         698
Premises and equipment, net                                               3,154       2,994
Foreclosed real estate                                                       79          79
Deferred income tax                                                         186         242
Other assets                                                                135         152
                                                                       --------    --------

     Total Assets                                                      $ 90,336    $ 87,255
                                                                       --------    --------



                           LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                               $ 69,592    $ 71,960
Advances from Federal Home Loan Bank                                      7,200       3,600
Repurchase agreements                                                     3,635       1,490
Advances from Borrowers for taxes and insurance                             135         112
Accrued interest payable                                                    295         308
Accrued income taxes                                                         62         228
Accrued expenses                                                            335         251
                                                                       --------    --------
     Total Liabilities                                                   81,254      77,949
                                                                       --------    --------

Commitments and Contingencies

Stockholders' Equity
  Common stock, $ .01 par value; authorized 2,000,000 shares
     859,625 shares issued and outstanding                                    9           9
       Preferred stock, $.01 par value; authorized 500,000 shares,
         No shares issued and outstanding
Additional paid-in capital                                                8,313       8,305
Retained earnings                                                         5,560       5,585
Treasury stock, at cost                                                  (3,534)     (3,243)
Accumulated other comprehensive income                                     (349)       (414)
Common stock acquired by ESOP/RRP                                          (917)       (936)
                                                                       --------    --------
             Total Stockholders' Equity                                   9,082       9,306
                                                                       --------    --------
     Total Liabilities and Stockholders' Equity                        $ 90,336    $ 87,255
                                                                       --------    --------

The accompanying notes are an integral part of these consolidated financial statements.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  For the Quarters Ended June 30, 2000 and 1999

                                                       June 30,
                                                       --------
                                                2000          1999
                                                ----          ----
                                              Unaudited     Unaudited
Interest Income:                                    ($1,000's)
  Interest on Loans                            $1,432        $1,366
  Interest and dividends on securities            284           244
                                               ------        ------
     Total interest income                      1,716         1,610
                                               ------        ------

Interest expense:
  Interest on deposits                            742           715
  Interest on FHLB advances                        70            25
  Interest on repurchase agreements                24            30
                                               ------        ------
   Total interest expense                         836           770
                                               ------        ------

    Net interest income                           880           840

Provision for loan losses                          15            60
                                               ------        ------

    Net interest income after provision           865           780

Non-interest income:
  Service charges                                 102            99
  Loan fees                                        20            24
  Other non-interest income                        35            33
  Gain on sale of loans                             2             0
                                               ------        ------
   Total other income                             159           156

Non-interest expense:
  Compensation and employee benefits              427           411
  Occupancy and equipment                         122           113
  Foreclosed property expense                       2             0
  Data Processing                                  25            19
  Audit, legal and other professional              21            22
  SAIF deposit insurance                            4            15
  Advertising                                      32            20
  Telephone and postage                            24            23
  Other                                            94            82
                                               ------        ------
   Total other expenses                           751           705
                                               ------        ------

    Income before income tax                      273           231

Provision for income taxes                        102            83
                                               ------        ------

   Net Income                                  $  171        $  148

Earnings Per Share-Basic                       $ 0.30        $ 0.20
Earnings Per Share-Diluted                     $ 0.30        $ 0.20


The accompanying notes are an integral part of these consolidated financial statements.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  For The Quarters Ended June 30, 2000 and 1999
                                   (Unaudited)


                                                                                      Unallocated      Accumulated
                                                                                          ESOP          Other               Compre-
                                 Common     Paid-in       Retained       Treasury          and       Comprehensive          hensive
                                  Stock     Capital       Earnings        Stock            RRP          Income      Total    Income
                                 ---------------------------------------------------------------------------------------------------
                                                                               ($1,000's)
Balance at March 31, 2000           $9       $8,305        $5,585       $(3,243)        $(936)         $(414)        $9,306
Net Income                                                    171                                                       171   $171
                                                                                                                              ----

Other Comprehensive Income
   Unrealized gain (loss) on
   Securities, net of related tax                                                                                              122
      effects of                                                                                                              (57)
   Total other comprehensive income                                                                        65            65     65
                                                                                                                                --
   Total comprehensive income                                                                                                 $236
                                                                                                                              ----

 Allocation of ESOP shares                        8                                        19                            27
Treasury Stock at cost (20,433 shares)                                    (291)                                        (291)
Dividends paid                                              (196)                                                      (196)
                               -----------------------------------------------------------------------------------------------------
Balance at June 30, 2000            $9       $8,313        $5,560       $(3,534)         $(917)        $(349)        $9,082
                                    --       ------        ------       --------         ------        ------        ------


The accompanying notes are an integral part of these consolidated financial statements.

                                                                                      Unallocated      Accumulated
                                                                                          ESOP          Other               Compre-
                                 Common     Paid-in       Retained       Treasury          and       Comprehensive          hensive
                                  Stock     Capital       Earnings        Stock            RRP          Income       Total   Income
                                 ---------------------------------------------------------------------------------------------------
                                                                                          ($1,000's)
Balance at March 31, 1999           $9       $8,277        $5,175         $(747)      $(1,138)          $(14)     $11,562
Net Income                                                    148                                                     148     $148
                                                                                                                              ----

Other Comprehensive Income
   Unrealized gain (loss) on
   Securities, net of related tax                                                                                            (365)
      effects of                                                                                                               142
   Total other comprehensive income                                                                     (223)       (223)    (223)
                                                                                                                             -----
   Total comprehensive income                                                                                                $(75)
                                                                                                                             -----

Rounding                                                        1                                                       1
Allocation of ESOP shares                         6                                          20                        26
Treasury Stock at cost (20,900shares)                                     (269)                                     (269)
Dividends paid                                              (247)                                                   (247)
                               -----------------------------------------------------------------------------------------------------
Balance at June 30, 1999            $9       $8,283        $5,077       $(1,016)       $(1,118)        $(237)     $10,998
                                    --       ------        ------       --------       --------        ------     -------


 The accompanying notes are an integral part of these consolidated financial statements.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Quarters Ended June 30, 2000 and June 30, 1999
                                   (Unaudited)

                                                                         June 30,
                                                                    2000        1999
                                                                    ----        ----
                                                                        ($1,000's)
Cash flows from operating activities:
   Net income                                                     $   171     $   148
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
     Provision for depreciation                                        72          64
     Provision for loan losses                                         15          60
     Net amortization and accretion on investments                      4          11
     ESOP shares allocated                                             27          26
     Decrease (increase) in accrued interest receivable               (41)        (22)
     Decrease (increase) decrease in prepaid income taxes               0          79
     Decrease (increase) in other assets                               17          (3)
     (Decrease) increase in accrued interest payable                  (13)          3
     (Decrease) increase in accrued income taxes                     (166)          0
     Increase  (decrease) in accrued expenses                          84          84
     Gain on sale of loans                                              2           0
                                                                  -------     -------
         Net cash provided by operating activities                    172         450
                                                                  -------     -------

   Cash flows from investing activities:
     Proceeds from maturities of securities held to maturity           20          15
     Purchase of mortgage-backed securities available for sale       (468)     (4,498)
     FHLB Stock purchased                                             (83)        (45)
     Federal Reserve Bank Stock purchased                            (140)          0
     Repayment of principal on mortgage-backed securities             354         704
     Decrease (increase) in loans receivable                       (1,685)        (44)
     Sale or participation of originated loans                        321       1,024
     Purchase of premises and equipment                              (232)        (65)
                                                                  -------     -------
       Net cash used in investing activities                       (1,913)     (2,909)
                                                                  -------     -------



The accompanying notes are an integral part of these consolidated financial statements.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLDIATED STATEMENT OF CASH FLOWS
                  For The Quarters Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                                  June 30,
                                                                  --------
                                                            2000          1999
                                                            ----          ----
                                                                 ($1,000's)
Cash flows from financing activities:
   Net increase (decrease) in deposits                   $ (2,368)    $  3,508
   Increase (decrease) in repurchase agreements             2,145         (160)
   Advances from Federal Home Loan Bank                    17,200            0
   Repayment of FHLB advances                             (13,600)           0
   Increase in advances from borrowers
      for taxes and insurance                                  23           19
   Dividends paid                                            (196)        (247)
   Purchase of stock for Recognition & Retention Plan           0            0
   Purchase of treasury stock                                (291)        (269)
                                                         --------     --------
      Net cash provided by financing activities             2,913        2,851
                                                         --------     --------

Increase (decrease) in cash and cash equivalents            1,172          392

Cash and cash equivalents at beginning of period            2,659        5,275
                                                         --------     --------

Cash and cash equivalents at end of period               $  3,831     $  5,667
                                                         --------     --------

Supplemental Disclosures:
 Additional Cash Flows Information:
   Cash paid for:
     Interest on deposits, advances and
       repurchase agreements                             $    849     $    767
     Income taxes:
      Federal                                                 216            0
      State                                                    53            4


The accompanying notes are an integral part of these consolidated financial statements.

               FIRST ROBINSON FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  (1)   Basis of Presentation

  The consolidated financial statements include the accounts of First Robinson Financial Corporation (the Company) and its wholly owned subsidiary, First Robinson Savings Bank, National Association (the Bank). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report dated April 20, 2000. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company at June 30, 2000 and the results of its operations and cash flows for the three months ended June 30, 2000 and 1999. The results of operations for those months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.


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

  (3)   Earnings Per Share

  The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which requires entities with complex capital structures to present both basic earnings per share ("EPS") and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities of other contracts to issue common stock (such as stock options) were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period, plus common-equivalent shares computed using the treasury stock method. The Company's weighted average common shares outstanding were 574,348 and 748,234 for the quarters ending June 30, 2000 and 1999. The Company approved a stock option plan during the quarter ended September 30, 1998. This plan had no dilutive effect on the earnings per share since current stock price was less than option price.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4) Employee Stock Ownership Plan

In connection with the conversion to the stock form of ownership, the Board of Directors established an employee stock ownership plan (ESOP) for the exclusive benefit of participating employees. Employees age 21 or older who have completed one year of service are eligible to participate. Upon the issuance of the common stock, the ESOP acquired 68,770 shares of $0.01 par value common stock at the subscription price of $10.00 per share. The Bank makes contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. As the debt is repaid, shares are released from collateral and allocated to active employees. The Bank accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. As shares are released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share calculations. Dividends on allocated shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt or accrued interest. ESOP compensation expense for the three months ended June 30, 2000 and 1999 were $27,000 and $26,000 respectively.

The ESOP shares at June 30, 2000 and 1999 were as follows:

                                                  2000                 1999
                                                  ----                 ----
      Allocated shares                           23,168               15,197
      Shares released for allocation              3,806                3,985
      Unallocated shares                         41,796               49,588
                                                 ------               ------
      Total ESOP shares                          68,770               68,770

      Fair value of unallocated shares         $600,818             $653,942


(5) Accounting for Derivative Instruments and Hedging Activities

In June  1998,  The  FASB  issued  SFAS  No.  133,  "Accounting  for  Derivative
Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133," amended Statement No. 133 to be effective for all fiscal years beginning after June 15, 2000. Although the Company has not formally completed its evaluation of SFAS No. 133, as amended, the adoption of the statement is not expected to have a material effect on the consolidated financial statements.

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

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations


BUSINESS STRATEGY

     We are a community-oriented, locally owned financial institution offering services to residents and businesses of Crawford County, Illinois, our primary market area. We offer fixed rate mortgage products through the Federal Home Loan Bank of Chicago and USDA Rural Development. These programs continue to grow and have provided additional non-interest income to our Bank. We have developed new checking account products and revised existing accounts as we continue to see excellent growth in the number of new checking and savings accounts. The growth and push for new low interest bearing accounts fits well within our strategic plan of lowering our overall cost of funds. Our Internet service continues to be a good producer of non-interest income, as we provide service to over 1,450 customers throughout Crawford County. We will be introducing a new wireless Internet service to our customers within the coming months. We are also now offering Internet banking to customers and will soon add a bill paying service and a cash management package. PrimeVest Financial Services provides investment brokerage services to our customers. We continue to see growth in that service. We maintain a strong presence in the community and are the only independent community bank in Robinson, Palestine and Oblong, Illinois.

FINANCIAL CONDITION

COMPARISON AT JUNE 30, 2000 AND MARCH 31, 2000

       Our total assets increased by approximately $3.1 million or 3.5%, to $90.3 million at June 30, 2000 from $87.3 million at March 31, 2000. This increase in total assets was from an increase in securities available for sale, cash and cash equivalents and loans. Securities available for sale increased by $463,000 or 3.0% to $16.0 million as of June 30, 2000 from $15.6 million at March 31, 2000. Total cash and cash equivalents increased by $1.2 million or 44.1% from $2.7 million at March 31, 2000 to $3.8 million as of June 30, 2000. Loans receivable, net increased by $1.3 million or 2.1% to $65.3 million at June 30, 2000 from $64.0 million as of March 31, 2000.

       Liabilities increased approximately $3.3 million or 4.2% to $81.3 million at June 30, 2000 from $77.9 million at March 31, 2000. A $3.6 million or 100.0% increase, for the same period, in Federal Home Loan Bank advances was one of the primary reasons for the increase in our liabilities. Repurchase agreements also increased during this three month period. At March 31, 2000, repurchase agreements were $1.5 million. They increased by $2.1 million or 144.0% to $3.6 million at June 30, 2000. These increases in FHLB advances and repurchase agreements were offset by a decrease of $2.4 million or 3.3% in deposits. Total deposits for June 30, 2000 were $69.6 million. This is down from $72.0 million at March 31, 2000.

       Stockholders' equity decreased $224,000 or 2.4% to $9.1 million as of June 30, 2000 from $9.3 million on March 31, 2000. The primary factor associated with this decrease is the stock repurchase program that was completed June 20, 2000. As of June 30, 2000, compared to March 31, 2000, we had purchased an additional 20,433 shares of treasury stock at a cost of $291,000 bringing the total amount of treasury stock to be $3.5 million as of June 30, 2000. A $0.32 per share dividend paid to stockholders of record as of June 2, 2000 amounted to a total of $196,000 being paid from retained earnings. However, the overall decrease in retained earnings was $25,000 due to the addition of $171,000 in quarterly earnings. These decreases were offset by the increase of $65,000 after tax in the valuation of our securities.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations

RESULTS OF OPERATION

COMPARISON OF THE QUARTERS ENDED JUNE 30, 2000 AND 1999

PERFORMANCE SUMMARY

       We are reporting net earnings of $171,000 for the first quarter of the new fiscal year. Earnings for the quarter ended June 30, 1999 were $148,000. The $23,000 or 15.5% increase in net income was primarily from an increase of $85,000 or 10.9% in net interest income after provision offset by an increase of $46,000 or 6.5% in non-interest expense and an increase of $19,000 in provision for income taxes.

NET INTEREST INCOME

         Net interest income increased by $40,000 or 4.8% to $880,000 during the three months ended June 30, 2000, as compared to $840,000 during the same period in the prior year. Interest income increased by $106,000 or 6.6%. However, interest expense increased by $66,000 or 8.6% from $770,000 for the quarter ended June 30, 1999 to $836,000 in comparison of the quarter ended June 30, 2000.

NON-INTEREST INCOME

       Total non-interest income increased by $3,000 or 1.9% to $159,000 during the three months ended June 30, 2000, as compared to $156,000 during the same period in the prior year. The increase in total non-interest income was from an increase of $3,000 or 3.0% in service charges, an increase of $2,000 in other non-interest income and an increase of $2,000 in gain on loans sold, offset by a decrease of $4,000 in loan fees.

NON-INTEREST EXPENSE

       Total non-interest expense increased by $46,000 or 6.5% to $751,000 during the three months ended June 30, 2000, as compared to $705,000 during the same period in the prior year. This increase was due primarily from an increase of $16,000 or 3.9% in compensation and employee benefits, an increase of $9,000 or 8.0% in occupancy and equipment expense, an increase of $2,000 in foreclosed property expense, an increase of $6,000 or 31.6% in data processing expense, an increase of $12,000 or 60.0% in advertising expense, an increase of $1,000 in postage and telephone expense and an increase of $12,000 in other operating expenses. These increases are offset by a decrease of $11,000 or 73.3% in Savings Association Insurance Fund deposit insurance premiums, a decrease of $1,000 or 4.5% in audit, legal and other professional fees. The increase in compensation expense is primarily from cost of living adjustments to current staff. Occupancy and equipment expense increased this quarter in comparison to the same quarter in the previous year due to the remodeling of our Robinson facility. In order to offer internet banking to our customers and to add teller terminals to our current system, we had to increase the capacity of our in-house computer system. A larger computer system requires a more extensive service contract which in turn increased our data processing expenses when comparing this quarter ended June 30, 2000 to the same quarter in the prior year. The increase in advertising expense is a result of our intent for name recognition and push for growing our customer base. It is our belief the more involved we are in the community, the rewards will outweigh the costs. Other operating expenses increased this quarter compared to the same quarter in the prior year due to an increase in check processing costs and training costs.

PROVISION FOR LOAN LOSSES

       During the three months ended June 30, 2000, we recorded provision for loan losses of $15,000 as compared to $60,000 for the same period of the prior year. This represents a decrease of $45,000 or 75.0%. We recorded such provisions to adjust our allowance for loan losses to a level deemed appropriate based on an assessment of the volume and lending presently being conducted by the bank, industry standards, past due loans, economic conditions in our market area generally and other factors related to the collectability of the loan portfolio. Our non-performing assets as a percentage of total assets was 1.48% at June 30, 2000, as compared to 0.20% at June 30, 1999.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations


PROVISION FOR INCOME TAXES

       The Company recognized a provision for federal and state income taxes of $102,000 for the three months ended June 30, 2000 as compared to a provision for income taxes of $83,000 for the same period in the prior year. The effective tax rate during the three months ended June 30, 2000 was 37.4% as compared to 35.9% during the quarter ended June 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

       Our principal sources of funds are deposits and principal and interest payments collected on loans, investments and related securities. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition. Additionally, we may borrow funds from the FHLB of Chicago, our correspondent banks, Cole Taylor Bank located in Chicago and Independent Bankers Bank located in Springfield, Illinois and the Discount Window of the Federal Reserve of St. Louis or utilize other borrowings of funds based on need, comparative costs and availability at the time.

       At June 30, 2000 we had $7.2 million in advances from the FHLB of Chicago outstanding with a $3.6 million or 100.0% change from the amount of advances as of March 31, 2000. This increase in advances was due to a temporary shortfall of liquidity. We use our liquidity resources principally to meet outstanding commitments on loans, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. We anticipate no foreseeable problems in meeting current loan commitments. At June 30, 2000, we had outstanding commitments to extend credit, which amounted to $6.7 million (including $2.9 million, in available revolving commercial and agricultural lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet any foreseeable liquidity needs.

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

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations

REGULATORY CAPITAL

     At June 30, 2000, the Bank was in compliance with all of the aforementioned capital requirements as summarized below:

                                                                   June 30, 2000
                                                                   -------------
                                                                     (1,000's)

Tier I Capital:
         Common stockholders' equity                                  8,632
         Unrealized loss (gain) on securities available for sale        349
         Less disallowed intangible assets                               (2)

           Total Tier I Capital                                       8,979

Tier II Capital:
         Total Tier I capital                                         8,979
         Qualifying allowance for loan losses                           647

           Total capital                                              9,626

Risk-weighted assets                                                 55,720
Quarter average assets                                               88,421


                                                                                                        To be Well Capitalized
                                                                                                           Under the Prompt
                                                                               For Capital                 Corrective Action
                                                Actual                      Adequacy Purposes                 Provisions
                                                ------                      -----------------                 ----------
                                         Amount         Ratio             Amount          Ratio           Amount          Ratio
                                         ------         -----             ------          -----           ------          -----
As of June 30, 2000:
     Total Risk-Based Capital
       (to Risk-Weighted Assets)          9,626        17.28%              4,458          8.00%             5,572        10.00%
     Tier I Capital
      (to Risk-Weighted Assets)           8,979        16.11%              2,229          4.00%             3,343         6.00%
     Tier I Capital
      (to Average Assets)                 8,979        10.15%              3,537          4.00%             4,421         5.00%

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

PART II OTHER INFORMATION


Item 1.           Legal Proceedings
                  -----------------
                   None

Item 2.           Changes in Securities
                  ---------------------
                   None.

Item 3.           Defaults Upon Senior Executives
                  -------------------------------
                    None.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
                   None

Item 5.           Other Information
                  -----------------
                   None

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  a)  The following exhibits are filed herewith:

                      1. Exhibit 11: Statement Regarding Computation of Earnings.

                      2.   Exhibit 27:  Financial Data Schedule


                  b)  Reports on Forms 8-K

                      On June 19, 2000, the Registrant filed a press release announcing a stock repurchase program to purchase up to 5% of the Company's outstanding stock commencing June 20, 2000 and concluding December 20, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FIRST ROBINSON FINANCIAL
                                   CORPORATION



Date:    August 11, 2000           /s/ Rick L. Catt
         ---------------           ----------------
                                   Rick L. Catt
                                   President and Chief Executive Officer

Date:    August 11, 2000           /s/ Jamie E. McReynolds
         ---------------           -----------------------
                                   Jamie E. McReynolds
                                   Chief Financial Officer and Vice President