Form 10QSB
period 2000-09-30
FIRST ROBINSON FINANCIAL CORP
filed 2000-11-14
CIK 1035991

SECURITY AND EXCHANGE COMMSSION
                              WASHNGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      Commission File Number:      0-29276

                      FIRST ROBINSON FINANCIAL CORPORATION
               (Exact name of registrant as specified its charter)

                   DELAWARE                            36-4145294
                   --------                            ----------
         (State or other jurisdiction          I.R.S. Employer ID Number
       of incorporation or organization)

501 EAST MAIN STREET, ROBINSON. ILLINOIS      62454
---------------------------------------------------
   (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (618) 544-8621

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

As of November 13, 2000, the Registrant had 582,757 shares of Common Stock, par value $0.01, issued and outstanding.

Transitional Small Business Disclosure Format (check one):
                                    YES |_| NO |X|

                      FIRST ROBINSON FINANCIAL CORPORATION

                              Index to Form 10-QSB

PART 1. FINANCIAL INFORMATION                                              PAGE

    Item 1. Financial Statements

        Consolidated Balance Sheet as of September 30, 2000
            And March 31, 2000                                              3

        Consolidated Statements of Income for the Three and Six
            Month Periods Ended September 30, 2000 and
            September 30, 1999                                              4

        Consolidated Statements of Stockholders' Equity for the
            Six Month Periods Ended September 30, 2000 and
            September 30, 1999                                              5

        Consolidated Statements of Cash Flows for the Three and
            Six Month Periods Ended September 30, 2000 and
            September 30, 1999                                              6

        Notes to Consolidated Financial Statements                          8

    Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations                11

PART II OTHER INFORMATION

    Item 1.   Legal Proceedings                                             17

    Item 2.   Changes in Securities                                         17

    Item 3.   Defaults Upon Senior Securities                               17

    Item 4.   Submission of Matters to a Vote of Security Holders           17

    Item 5.   Other Information                                             17

    Item 6.   Exhibits and Reports on Form 8-K                              17

           SIGNATURES                                                       18

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                                       Unaudited   Audited
                                                                        9/30/00     3/31/00
                                                                       --------    --------
                                      ASSETS                                ($1,000's)
Cash and Cash Equivalents:
  Cash and due from banks                                              $  1,070    $  1,269
  Interest bearing deposits                                               2,145       1,390
                                                                       --------    --------
     Total Cash and Cash Equivalents                                      3,215       2,659

Securities available for sale, amortized cost of $15,223 and $16,234
  at September 30, 2000 and March 31, 2000, respectively                 14,796      15,554
Securities held to maturity, estimated market value of $128 and
  $914 at September 30, 2000 and March 31, 2000, respectively               128         895
Loans receivable, net                                                    63,655      63,982
Accrued interest receivable                                                 745         698
Premises and equipment, net                                               3,128       2,994
Foreclosed real estate                                                      273          79
Prepaid income tax                                                          139           0
Deferred income tax                                                         137         242
Other assets                                                                518         152
                                                                       --------    --------
     Total Assets                                                      $ 86,734    $ 87,255
                                                                       --------    --------

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                               $ 70,722    $ 71,960
Advances from Federal Home Loan Bank                                      3,200       3,600
Repurchase agreements                                                     3,184       1,490
Advances from Borrowers for taxes and insurance                             133         112
Accrued interest payable                                                    309         308
Accrued income taxes                                                          0         228
Accrued expenses                                                            169         251
                                                                       --------    --------
     Total Liabilities                                                   77,717      77,949
                                                                       --------    --------

Commitments and Contingencies

Stockholders' Equity
  Common stock, $ .01 par value; authorized 2,000,000 shares
     859,625 shares issued and outstanding                                    9           9
Preferred stock, $.01 par value; authorized 500,000 shares,
  No shares issued and outstanding
Additional paid-in capital                                                8,321       8,305
Retained earnings                                                         5,626       5,585
Treasury stock, at cost                                                  (3,898)     (3,243)
Accumulated other comprehensive income                                     (267)       (414)
Common stock acquired by ESOP/RRP                                          (774)       (936)
                                                                       --------    --------
             Total Stockholders' Equity                                   9,017       9,306
                                                                       --------    --------
     Total Liabilities and Stockholders' Equity                        $ 86,734    $ 87,255
                                                                       --------    --------

The accompanying notes are an integral part of these consolidated financial statements.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
      For the Three and Six Month Periods Ended September 30, 2000 and 1999
                                   (Unaudited)

                                            Three Month Period  Six Month Period
                                            ------------------  ----------------
                                                          ($1,000's)

                                               2000     1999     2000     1999
                                              ------   ------   ------   ------
Interest income:
    Interest on Loans                         $1,399   $1,370   $2,831   $2,736
    Interest and dividends on securities         261      282      545      526
                                              ------   ------   ------   ------
       Total interest income                   1,660    1,652    3,376    3,262
                                              ------   ------   ------   ------

  Interest expense:
    Interest on deposits                         743      710    1,485    1,425
    Interest on FHLB advances                     59       38      129       63
    Interest on repurchase agreements             56       24       80       54
                                              ------   ------   ------   ------
     Total interest expense                      858      772    1,694    1,542
                                              ------   ------   ------   ------

      Net interest income                        802      880    1,682    1,720

  Provision for loan losses                      115       30      130       90
                                              ------   ------   ------   ------

      Net interest income after provision        687      850    1,552    1,630

  Non-interest income:
    Service charges                              123       97      225      196
    Loan fees                                     27       20       47       44
    Other non-interest income                     44       33       79       66
    Net gain on sale of loans                      0        0        2        0
    Net gain on sale of investments                2        0        2        0
                                              ------   ------   ------   ------
     Total other income                          196      150      355      306

  Non-interest expense:
    Compensation and employee benefits           438      414      865      825
    Occupancy and equipment                      143      121      265      234
    Foreclosed property expense                    0        0        2        0
    Data Processing                               28       22       53       41
    Audit, legal and other professional           21       28       42       50
    SAIF deposit insurance                         4       10        8       25
    Advertising                                   23       22       55       42
    Telephone and postage                         27       25       51       48
    Other                                         94       82      188      164
                                              ------   ------   ------   ------
     Total other expenses                        778      724    1,529    1,429
                                              ------   ------   ------   ------

      Income (Loss) before income tax            105      276      378      507

  Provision for (benefit from) income taxes       40       99      142      182
                                              ------   ------   ------   ------

     Net Income (Loss)                        $   65   $  177   $  236   $  325
                                              ------   ------   ------   ------

  Earnings Per Share-Basic                    $ 0.12   $ 0.25   $ 0.42   $ 0.44
  Earnings Per Share-Diluted                  $ 0.12   $ 0.25   $ 0.42   $ 0.44

The accompanying notes are an integral part of these consolidated statements.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           For The Six Month Periods Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                                                      Unallocated   Accumulated
                                                                                          ESOP         Other               Compre-
                                       Common    Paid-in      Retained     Treasury       and      Comprehensive           hensive
                                       Stock     Capital      Earnings       Stock        RRP          Income      Total   Income
                                  ------------------------------------------------------------------------------------------------
                                                                          ($1,000's)
Balance at March 31, 2000               $9       $8,305        $5,585       $(3,243)     $(936)      $(414)        $9,306
Net Income                                                        236                                                 236     $236
                                                                                                                              ----
Other Comprehensive Income
   Unrealized gain (loss) on securities                                                                                        254
   Realized (gain) loss on sale                                                                                                 (2)
   Related tax effects                                                                                                        (105)
                                                                                                                              ----
   Total other comprehensive income                                                                    147            147      147
                                                                                                                              ----
   Total comprehensive income                                                                                                 $383
                                                                                                                              ----
Rounding                                                            1                                                   1
Allocation of ESOP shares                            16                                     38                         54
Allocation of RRP Shares                                                                   124                        124
Treasury Stock (45,269 shares)                                                 (655)                                 (655)
Dividends paid                                                   (196)                                               (196)
                                  ---------------------------------------------------------------------------------------
Balance at September 30, 2000           $9       $8,321        $5,626       $(3,898)     $(774)      $(267)        $9,017
                                        --       ------        ------       -------      -----       -----         ------

                                                                                      Unallocated   Accumulated
                                                                                          ESOP         Other               Compre-
                                       Common    Paid-in      Retained     Treasury       and      Comprehensive           hensive
                                       Stock     Capital      Earnings       Stock        RRP          Income      Total   Income
                                  ------------------------------------------------------------------------------------------------
                                                                          ($1,000's)
Balance at March 31, 1999               $9       $8,277        $5,175       $  (747)     $(1,138)    $ (14)        $11,562
Net Income                                                        325                                                  325    $325
                                                                                                                              ----
Other Comprehensive Income
   Unrealized gain (loss) on
   Securities, net of related tax                                                                                             (474)
      effects of                                                                                                               185
                                                                                                                              ----
   Total other comprehensive income                                                                   (289)           (289)   (289)
                                                                                                                              ----
   Total comprehensive income                                                                                                 $ 36
                                                                                                                              ----
Rounding                                                            1                                                    1
Allocation of ESOP shares                            13                                       40                        53
Allocation of RRP shares                                                                     123                       123
Treasury Stock (56,251 shares)                                                 (751)                                  (751)
Dividends paid                                                   (247)                                                (247)
                                  ----------------------------------------------------------------------------------------
Balance at September 30, 1999           $9       $8,290        $5,254       $(1,498)     $  (975)    $(303)        $10,777
                                        --       ------        ------       -------      -------     -----         -------

The accompanying notes are an integral part of these consolidated financial statements.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the Three and Six Month Periods Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                               Three Month Period     Six Month Period
                                                               ------------------    ------------------
                                                                             ($1,000's)

                                                                2000        1999       2000       1999
                                                               -------    -------    -------    -------
Cash flows from operating activities:
   Net income                                                  $    65    $   177    $   236    $   325
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
     Provision for depreciation                                     91         70        163        134
     Provision for loan losses                                     115         30        130         90
     Net amortization and accretion on investments                   2          4          6         15
     ESOP shares allocated                                          27         27         54         53
     Decrease (increase) in accrued interest receivable             (6)      (101)       (47)      (123)
     Decrease (increase) in prepaid income taxes                  (139)        18       (139)        97
     Decrease (increase) in other assets                          (383)       (23)      (366)       (26)
     (Decrease) increase in accrued interest payable                14         (6)         1         (3)
     (Decrease) increase in accrued income taxes                   (62)        95       (228)        95
     Increase  (decrease) in accrued expenses                     (166)      (235)       (82)      (151)
     Stock dividends on FHLB stock                                  (8)         0        (15)         0
     Gain on sale of loans                                           0          0          2          0
     Gain on sale of mtg-backed securities and investments           2          0          2          0
                                                               -------    -------    -------    -------
       Net cash provided by (used in) operating activities        (448)        56       (283)       506
                                                               -------    -------    -------    -------

   Cash flows from investing activities:
     Proceeds from sale of securities available for sale           502          0        502          0
     Proceeds from sale of mortgage-backed securities
             available for sale                                  1,204          0      1,204          0
     Proceeds from maturities of securities held to maturity         0          0         20         15
     Purchase of securities available for sale                       0     (1,000)         0     (1,000)
     Purchase of mortgage-backed securities
             available for sale                                      0          0       (468)    (4,498)
     FHLB Stock purchased                                            0          0        (76)       (45)
     Federal Reserve Bank Stock purchased                            0          0       (140)         0
     Repayment of principal- mortgage-backed securities            391        516        745      1,220
     Decrease (increase) in loans receivable                    (1,056)    (1,059)    (2,741)    (1,103)
     Sale or participation of originated loans                   2,419         35      2,740      1,059
     Purchase of premises and equipment                            (65)       (62)      (297)      (127)
                                                               -------    -------    -------    -------
       Net cash provided by (used in) investing activities       3,395     (1,570)     1,489     (4,479)
                                                               -------    -------    -------    -------

The accompanying notes are an integral part of these consolidated financial statements.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLDIATED STATEMENT OF CASH FLOWS
      For The Three and Six Month Periods Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                            Three Month Period       Six Month Period
                                                            -------------------    -------------------
                                                                            ($1,000's)

                                                              2000       1999        2000       1999
                                                            --------    -------    --------    -------
Cash flows from financing activities:
   Net increase (decrease) in deposits                      $  1,130    $(1,279)   $ (1,238)   $ 2,229
   Increase (decrease) in repurchase agreements                 (451)      (488)      1,694       (648)
   Advances from Federal Home Loan Bank                       11,500      4,000      28,700      4,000
   Repayment of FHLB advances                                (15,500)    (1,500)    (29,100)    (1,500)
   Increase in advances from borrowers
      for taxes and insurance                                     (2)       (77)         21        (58)
   Dividends paid                                                  0          0        (196)      (247)
   Funding of Recognition & Retention Plan                       124        123         124        123
   Purchase of treasury stock                                   (364)      (482)       (655)      (751)
                                                            --------    -------    --------    -------
      Net cash provided by (used in) financing activities     (3,563)       297        (650)     3,148
                                                            --------    -------    --------    -------

Increase (decrease) in cash and cash equivalents                (616)    (1,217)        556       (825)

Cash and cash equivalents at beginning of period               3,831      5,667       2,659      5,275
                                                            --------    -------    --------    -------

Cash and cash equivalents at end of period                  $  3,215    $ 4,450    $  3,215    $ 4,450
                                                            --------    -------    --------    -------

Supplemental Disclosures:
 Additional Cash Flows Information:
   Cash paid for:
     Interest on deposits, advances and
       repurchase agreements                                $    843    $   771    $  1,692    $ 1,539
     Income taxes:
      Federal                                                    221         29         437         29
      State                                                       19         12          72         22

 Schedule of Non-Cash Investing Activities:
   Transfers to foreclosed real estate                           250         30         250         30
   Refinanced other real estate owned                             56          0          56          0
   Held to maturity securities transferred
       to available for sale                                     767          0         767          0

The accompanying notes are an integral part of those consolidated financial statements.

               FIRST ROBINSON FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The consolidated financial statements include the accounts of First Robinson Financial Corporation (the Company) and its wholly owned subsidiary, First Robinson Savings Bank, National Association (the Bank). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report dated April 20, 2000. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company at September 30, 2000 and the results of its operations and cash flows for the three month and six month periods ended September 30, 2000 and 1999. The results of operations for those months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

(3) Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which requires entities with complex capital structures to present both basic earnings per share ("EPS") and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities of other contracts to issue common stock (such as stock options) were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period, plus common-equivalent shares computed using the treasury stock method. The Company's weighted average common shares outstanding were 555,440 and 719,741 for the three-month periods and 564,838 and 733,988 for the six-month periods ending September 30, 2000 and 1999 respectively. The Company approved a stock option plan during the quarter ended September 30, 1998. This plan had no dilutive effect on the earnings per share since current stock price was less than option price.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Employee Stock Ownership Plan

In connection with the conversion to the stock form of ownership, the Board of Directors established an employee stock ownership plan (ESOP) for the exclusive benefit of participating employees. Employees age 21 or older who have completed one year of service are eligible to participate. Upon the issuance of the common stock, the ESOP acquired 68,770 shares of $0.01 par value common stock at the subscription price of $10.00 per share. The Bank makes contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. As the debt is repaid, shares are released from collateral and allocated to active employees. The Bank accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. As shares are released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share calculations. Dividends on allocated shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt or accrued interest. ESOP compensation expense was $28,000 for the three months ended September 30, 2000 and $27,000 for the three months ended September 30, 1999. For the six- month periods ESOP compensation expense amounted to $55,000 for the period ended September 30, 2000 and $53,000 for the period ended September 30, 1999.

The ESOP shares at September 30, 2000 and 1999 were as follows:

                                                          2000            1999
                                                        --------        --------
Allocated shares                                          23,168          15,197
Shares released for allocation                             5,710           5,978
Unallocated shares                                        39,892          47,595
                                                        --------        --------

Total ESOP shares                                         68,770          68,770

Fair value of unallocated shares                        $580,927        $657,406

(5) Accounting for Derivative Instruments and Hedging Activities

In June 1998, The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," amended Statement No. 133 to be effective for all fiscal years beginning after June 15, 2000. The Company has completed its evaluation of SFAS No. 133, as amended, the adoption of the statement did not have a material effect on the consolidated financial statements.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Comprehensive Income

The company has adopted FASB Statement No. 130, Reporting Comprehensive Income. The statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes net income and other comprehensive income, which for the Company includes unrealized gains and losses on securities available for sale. Comprehensive income, unaudited, for the three and six month periods ended September 30, 2000 and 1999 are as follows:

                                          Three Month Period    Six Month Period
                                          ------------------    ----------------
                                             2000     1999       2000     1998
                                            -----    -----      -----    -----
                                                        ($1,000)
                                                        --------
Net Income (Loss)                           $  65    $ 177      $ 236    $ 325
                                            -----    -----      -----    -----
Other Comprehensive Income
Unrealized gains (losses) on securities       132     (109)       254     (474)
Realized (gains) losses on securities          (2)       0         (2)       0
Related tax effects                           (48)      43       (105)     185
                                            -----    -----      -----    -----
Other Comprehensive Income (Losses)            82       66        147     (289
                                            -----    -----      -----    -----
Comprehensive Income                        $ 147    $ 111      $ 383    $  36

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

General

      Our principal business, through our operating subsidiary, First Robinson Savings Bank, National Association, ("Bank") consists of accepting deposits from the general public and investing these funds primarily in loans, mortgage-backed securities and other securities. Our loans consist primarily of loans secured by residential real estate located in its market area, consumer loans, commercial loans, and agricultural loans.

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

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations

Business Strategy

      We are a community-oriented, locally owned financial institution offering services to residents and businesses of Crawford County, Illinois, our primary market area. We offer fixed rate mortgage products through the Federal Home Loan Bank of Chicago and USDA Rural Development which help us serve our customers and add non-interest income to our bottom line. Our bank is the leader in real estate lenders in Crawford County. We are now offering direct deposit for business customers. This along with new checking products and services has helped us to see excellent growth in the number of new checking and savings accounts. The growth and push for new low interest bearing accounts fits well within our strategic plan of lowering our overall cost of funds. Our Internet service continues to be a good producer of non-interest income, as we provide service to approximately 1,500 customers throughout Crawford County. We offer Internet banking to customers and will soon add a bill paying service. PrimeVest Financial Services provides investment brokerage services to our customers. We continue to see growth in that service. We maintain a strong presence in the community and are the only independent community bank in Robinson, Palestine and Oblong, Illinois.

Financial Condition

Comparison at September 30, 2000 and March 31, 2000

      Our total assets decreased by approximately $521,000 or 0.6% to $86.7 million at September 30, 2000 from $87.3 million at March 31, 2000. This decrease in total assets was primarily the result of a $758,000 or 4.9% decrease in securities available for sale and $767,000 or 85.7% decrease in securities held to maturity. The decrease in securities held to maturity was the reclassification of a security to available for sale by implementing the Statement of Financial Accounting Standards No. 133. The overall decrease in securities was due to the sale of three investments. Deferred income taxes had a decrease of $105,000 or 43.4% for this quarter in comparison to March 31, 2000. Loans receivable, net also decreased by $327,000 from March 31, 2000 to the current quarter, September 30, 2000. These decreases are offset by a $556,000 or 20.9% increase in cash and cash equivalents, an increase of $366,000 or 240.8% in other assets, an increase of $194,000 or 245.6% in foreclosed real estate, an increase of $134,000 or 4.5% in premises and equipment, an increase of $139,000 in prepaid tax and a $47,000 or 6.7% in accrued interest receivable..

      Liabilities decreased approximately $232,000 or 0.3% to $77.7 million at September 30, 2000 from $77.9 million at March 31, 2000. A $1.2 million or 1.7% decrease, for the same period, in deposits and a $400,000 or 11.1% decrease in Federal Home Loan Bank Advances was the primary reason for the decrease in our liabilities. Accrued income taxes also decreased by $228,000 or 100.0%. The decrease in deposits, advances and accrued income taxes was offset by an increase of $1.7 million or 113.7% in repurchase agreements.

      Stockholders' equity decreased $289,000 or 3.1% to $9.0 million as of September 30, 2000 from $9.3 million on March 31, 2000. The primary factor associated with the decrease in stockholders' equity was the purchase an additional $655,000 of treasury stock or 45,269 shares, bringing the total amount of treasury stock to $3.9 million, as of September 30, 2000. The payment of a $0.32 per share dividend to stockholders of record as of June 2, 2000 amounted to a total of $196,000 being paid from retained earnings. However, this payment was offset by the addition of six months of earnings of $236,000 to retained earnings. The release for allocation of $54,000 in Employee Stock Ownership Plan shares, the allocation of $124,000 in Recognition and Retention Plan shares and the increase of $147,000 in accumulated other comprehensive income offset the decrease of stockholders' equity due to the purchase of treasury shares.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations

Results of Operations

Comparison of the Three Month Periods ended September 30, 2000 and 1999

Performance Summary

      We are reporting net income of $65,000 for the second quarter of the fiscal year. For the quarter ended September 30, 1999, we reported net income of $177,000. The $112,000 or 63.3% decrease in net income was primarily from a decrease of $163,000 or 19.2% in net interest income after provision for loan losses and an increase of $54,000 or 7.5% in non-interest expense offset by an increase of $46,000 or 30.7% in non-interest income and a decrease of $59,000 in provision for income taxes.

Net Interest Income

      Net interest income decreased by $78,000 or 8.9% to $802,000 during the three months ended September 30, 2000, as compared to $880,000 during the same period in the prior year. Interest income increased by $8,000 or 0.5%. However, interest expense increased by $86,000 or 11.1% from $772,000 for the quarter ended September 30, 1999 to $858,000 in comparison for the quarter ended September 30, 2000. In order to attract and retain deposits, we had to increase interest rates causing interest expense to increase.

Non-Interest Income

      Total non-interest income increased by $46,000 or 30.7% to $196,000 during the three months ended September 30, 2000, as compared to $150,000 during the same period in the prior year. The increase in total non-interest income was from an increase of $26,000 or 26.8% in service charges, an increase of $11,000 in other non-interest income, an increase of $7,000 in loan fees and an increase of $2,000 in gain on investments sold.

Non-Interest Expense

      Total non-interest expense increased by $54,000 or 7.5% to $778,000 during the three months ended September 30, 2000, as compared to $724,000 during the same period in the prior year. This increase was due primarily from an increase of $24,000 or 5.8% in compensation and employee benefits, an increase of $22,000 or 18.2% in occupancy and equipment expense, an increase of $6,000 or 27.3% in data processing expense, an increase of $1,000 or 4.6% in advertising expense, an increase of $2,000 or 8.0% in postage and telephone expense and an increase of $12,000 or 14.6% in other operating expenses. These increases are offset by a decrease of $6,000 or 60.0% in Savings Association Insurance Fund deposit insurance premiums, a decrease of $7,000 or 25.0% in audit, legal and other professional fees. The increase in compensation expense is primarily from cost of living adjustments to current staff. Occupancy and equipment expense increased this quarter in comparison to the same quarter in the previous year due to the remodeling of our Robinson facility. In order to offer Internet banking to our customers and add additional teller terminals to our current system, we had to increase the capacity of our in-house computer system. A larger computer system requires a more extensive service contract which in turn increased our data processing expenses when comparing this quarter ended September 30, 2000 to the same quarter in the prior year. The increase in advertising expense is a result of our intent for name recognition and push for growing our customer base. It is our belief the more involved we are in the community, the rewards will outweigh the costs. Other operating expenses increased this quarter compared to the same quarter in the prior year due to an increase in check processing costs and training costs.

Provision for Loan Losses

      During the three months ended September 30, 2000, we recorded provision for loan losses of $115,000 as compared to $30,000 for the same period of the prior year. This represents an increase of $85,000 or 283.3%. We recorded such provisions to adjust our allowance for loan losses to a level deemed appropriate based on an assessment of the volume and lending presently being conducted by the bank, industry standards, past due loans, economic conditions in our market area generally and other factors related to the collectability of the loan portfolio. Our non-performing assets as a percentage of total assets was 1.95% at September 30, 2000, as compared to 0.27% at September 30, 1999.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations

Provision for Income Taxes

      The Company recognized a provision for federal and state income taxes of $40,000 for the three months ended September 30, 2000 as compared to a provision for income taxes of $99,000 for the same period in the prior year. The effective tax rate during the three months ended September 30, 2000 was 38.1% as compared to 35.9% during the quarter ended September 30, 1999.

Comparison of the Six Month Periods ended September 30, 2000 and 1999

Net Income

      We reported a net income of $236,000 during the six months ended September 30, 2000 as compared to $325,000 for the same period in the prior year. The $89,000 or 27.4% decrease in net income was primarily attributed to a decrease of $78,000 or 4.8% in net interest income after provision for loan losses, an increase of $100,000 or 7.0% in non-interest expense offset by an increase of $49,000 or 16.0% in other non-interest income and a decrease of $40,000 in provision for income taxes.

Net Interest Income

      Net interest income decreased by $38,000 or 2.2% for the six-month period ended September 30, 2000 as compared to the same period in the previous year. For the six-months ended September 30, 2000, interest expense had increased by $152,000 or 9.9% from the six months ended September 30, 1999. However, the increase in interest expense was partially offset by an increase in interest income of $114,000 or 3.5% from the September 30, 1999 period.

Non-Interest Income

      Our non-interest income increased by $49,000 or 16.0% to $355,000 for the six month period in this fiscal year as compared to $306,000 for the six month period in the prior year. The increase was a direct result of increases in service charges, loan fees, other non-interest income and gains from the sale of investments and loans. Service charges on deposit accounts increased by $29,000 or 14.8% for this six-month period compared to the six months ending September 30, 1999. Non-interest income from loan fees resulted in a $3,000 or 6.8% increase over the same period in the prior year, income from other sources increased by $13,000 or 19.7% and we had a gain of $4,000 from the sale of investments and loans when compared to the six-month period ended September 30, 1999.

Non-Interest Expense

      Non-interest expense increased by $100,000 from $1.4 million for September 30, 1999 to $1.5 million as of September 30, 2000. The increase in non-interest expense is primarily from a $40,000 or 4.9% increase in compensation and employee benefits, a $31,000 or 13.2% increase in occupancy and equipment expense, a $2,000 increase in foreclosed property expense, a $12,000 increase or 29.3% in data processing expenses, a $13,000 or 31.0% increase in advertising, a $3,000 or 6.3% increase in telephone and postage expense and a $24,000 or 14.5% increase in other expenses. The increases are offset by decreases of $8,000 or 16.0% in audit, legal and other professional fees and $17,000 or 68.0% in Savings Associations Insurance Fund fees.

Provision for Loan Losses

      The provision for loan losses for the six-month period ending September 30, 2000 increased by $40,000 or 44.4% from the six months ended September 30, 1999. We recorded a provision for loan losses of $130,000 for this six-month period in comparison to $90,000 for the six months in the previous year. We adjusted our provision for loan losses to an appropriate level after assessing the situation involving one large agricultural borrower who has filed bankruptcy and been placed on non-accrual. Also influencing the provision for loan losses was the economic conditions of our market area, industry standards, past due loans and any other factors related to the collection of our loan portfolio. Our non-performing assets as a percentage of total assets was 1.95% at September 30, 2000 as compared to 1.31% at March 31, 2000.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations

Provision for Income Taxes

      We recognized provision for income taxes of $142,000 for the six months ended September 30, 2000 as compared to $182,000 for the six months in the prior year. The effective tax rate for this six-month period was 37.6% and 35.9% for the six months ended September 30, 1999.

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

      At September 30, 2000 we had $3.2 million in advances from the FHLB of Chicago outstanding resulting in a decrease of $0.4 million or 11.1% in advances from the amount as of March 31, 2000. We use our liquidity resources principally to meet outstanding commitments on loans, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. We anticipate no foreseeable problems in meeting current loan commitments. At September 30, 2000, we had outstanding commitments to extend credit, which amounted to $3.0 million (including $2.5 million, in available revolving commercial and agricultural lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet any foreseeable liquidity needs.

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

      At September 30, 2000, the Bank was in compliance with all of the aforementioned capital requirements as summarized below:

                                                                    September 30, 2000
                                                                    ------------------
                                                                         (1,000's)
                                                                         ---------
Tier I Capital:
         Common stockholders' equity                                      8,813
         Unrealized loss (gain) on securities available for sale            267
         Less disallowed intangible assets                                   (2)

           Total Tier I Capital                                           9,078

Tier II Capital:
         Total Tier I capital                                             9,078
         Qualifying allowance for loan losses                               686

           Total capital                                                  9,764

Risk-weighted assets                                                     54,862
Quarter average assets                                                   86,981

                                                                                   To be Well Capitalized
                                                                                       Under the Prompt
                                                                For Capital            Corrective Action
                                         Actual              Adequacy Purposes            Provisions
                                         ------              -----------------            ----------
                                  Amount         Ratio     Amount          Ratio      Amount          Ratio
                                  ------         -----     ------          -----      ------          -----
As of September 30, 2000:
   Total Risk-Based Capital
     (to Risk-Weighted Assets)   9,764           17.80%   4,389            8.00%      5,486           10.00%
   Tier I Capital
    (to Risk-Weighted Assets)    9,078           16.55%   2,194            4.00%      3,292            6.00%
   Tier I Capital
    (to Average Assets)          9,078           10.44%   3,479            4.00%      4,349            5.00%

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

      None.

Item 3. Defaults Upon Senior Executives

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      (a)   On July 27, 2000, the Company held its Annual Meeting of
            Stockholders.

      (b) At the meeting, James D. Goodwine and Clell T. Keller were elected as directors for terms to expire in 2003.

      (c)   Stockholders voted on the following matters:

            (i) The election of the following three directors of the Corporation;

                                                                   BROKER
        VOTES:                  FOR       WITHHELD     ABSTAIN     NON-VOTES
        ------                  ---       --------     -------     ---------
        James D. Goodwine     432,178      4,250           0              0

        Clell T. Keller       430,678      5,750           0              0

                  (ii) The ratification of the appointment of Larsson, Woodyard & Henson, LLP as auditors for the Company for the fiscal year ending March 31, 2001.

                                                                   BROKER
        VOTES:                  FOR       AGAINST      ABSTAIN     NON-VOTES
        ------                  ---       -------      -------     ---------
                              434,648      1,100         680              0

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

      (a)   The following exhibits are filed herewith:

            1.    Exhibit 11: Statement Regarding Computation of Earnings.

            2.    Exhibit 27: Financial Data Schedule.

      (b)   Reports Form 8-K:

            No reports on Form 8-K were filed during the quarter ended September 30, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FIRST ROBINSON FINANCIAL
                                   CORPORATION


Date:    November 13, 2000          /s/ Rick L. Catt
                                   -----------------
                                   Rick L. Catt
                                   President and Chief Executive Officer


Date:    November 13, 2000         /s/ Jamie E. McReynolds
                                   -----------------------
                                   Jamie E. McReynolds
                                   Chief Financial Officer and Vice President