Form 10QSB
period 2000-12-31
FIRST ROBINSON FINANCIAL CORP
filed 2001-02-14
CIK 1035991

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    December 31, 2000

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:    0-29276

FIRST ROBINSON FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	36-4145294 I.R.S. Employer ID Number

501 EAST MAIN STREET, ROBINSON, ILLINOIS 62454

(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code   (618) 544-8621

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X            NO

As of February 8, 2000, the Registrant had 566,720 shares of Common Stock, par value $0.01, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

YES        NO    X

NEXT PAGE

FIRST ROBINSON FINANCIAL CORPORATION

NEXT PAGE

FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	Unaudited 12/31/00	Audited 3/31/00
ASSETS	($1,000's)
Cash and Cash Equivalents:
Cash and due from banks	$689	$1,269
Interest bearing deposits	2,384	1,390
Total Cash and Cash Equivalents	3,073	2,659
Securities available for sale, amortized cost of $15,539 and $16,234 at December 31, 2000 and March 31, 2000 respectively	15,470	15,554
Securities held to maturity, estimated market value of $99 and $914 at December 31, 2000 and March 31, 2000, respectively	99	895
Loans receivable, net	62,968	63,982
Accrued interest receivable	697	698
Premises and equipment, net	3,078	2,994
Foreclosed real estate	311	79
Prepaid income tax	86	0
Deferred income tax	114	242
Other assets	195	152
Total Assets	$86,091	$87,255
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$70,933	$71,960
Advances from Federal Home Loan Bank	0	3,600
Repurchase agreements	5,294	1,490
Advances from Borrowers for taxes and insurance	58	112
Accrued interest payable	311	308
Accrued income taxes	0	228
Accrued expenses	409	251
Total Liabilities	77,005	77,949
Commitments and Contingencies
Stockholders' Equity
Common stock, $ .01 par value; authorized 2,000,000 shares 859,625 shares issued and outstanding	9	9
Preferred stock, $.01 par value; authorized 500,000 shares, No shares issued and outstanding
Additional paid-in capital	8,330	8,305
Retained earnings	5,680	5,585
Treasury stock, at cost	(4,135)	(3,243)
Accumulated other comprehensive income	(43)	(414)
Common stock acquired by ESOP/RRP	(755)	(936)
Total Stockholders' Equity	9,086	9,306
Total Liabilities and Stockholders' Equity	$86,091	$87,255

NEXT PAGE

FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Month Periods Ended December 31, 2000 and 1999
(Unaudited)

	Three Month Period		Nine Month Period
			($1,000's)
	2000	1999	2000	1999
Interest income:
Interest on Loans	$1,428	$1,395	$4,259	$4,131
Interest and dividends on securities	258	267	803	793
Total interest income	1,686	1,662	5,062	4,924
Interest expense:
Interest on deposits	771	720	2,256	2,145
Interest on FHLB advances	13	33	142	96
Interest on repurchase agreements	66	19	146	73
Total interest expense	850	772	2,544	2,314
Net interest income	836	890	2,518	2,610
Provision for loan losses	165	24	295	114
Net interest income after provision	671	866	2,223	2,496
Non-interest income:
Service charges	117	107	342	303
Loan fees	27	28	74	72
Other non-interest income	50	37	129	103
Net gain on sale of loans	9	0	11	0
Net gain on sale of investments	5	0	7	0
Net gain on sale of foreclosed property	6	0	6	0
Total other income	214	172	569	478
Non-interest expense:
Compensation and employee benefits	419	400	1,284	1,225
Occupancy and equipment	147	114	412	348
Foreclosed property expense	12	0	14	0
Data Processing	25	23	78	64
Audit, legal and other professional	40	24	82	74
SAIF deposit insurance	3	11	11	36
Advertising	29	36	84	78
Telephone and postage	25	22	76	70
Other	99	87	287	251
Total other expenses	799	717	2,328	2,146
Income (Loss) before income tax	86	321	464	828
Provision for income taxes	32	116	174	298
Net Income (Loss)	$54	$205	$290	$530
Earnings Per Share-Basic	$0.10	$0.30	$0.52	$0.74
Earnings Per Share-Diluted	$0.10	$0.30	$0.52	$0.74

The accompanying notes are an integral part of these consolidated statements.

NEXT PAGE

FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For The Nine Month Periods Ended December 31, 2000 and 1999
(Unaudited)

					Unallocated	Accumulated
					ESOP	Other		Compre-
	Common	Paid-in	Retained	Treasury	and	Comprehensive		hensive
	Stock	Capital	Earnings	Stock	RRP	Income	Total	Income
	(1,000's)
Balance at March 31, 2000	$9	$8,305	$5,585	$(3,243)	$(936)	$(414)	$9,306
Net Income		290					290	290
Other Comprehensive Income
Unrealized gain (loss) on securities								617
Realized (gain) loss on sale								(7)
Related tax effects								(239)
Total other comprehensive income						371	371	371
Total comprehensive income								$661
Rounding		1					1
Allocation of ESOP shares	25				57		82
Allocation of RRP Shares					124		124
Treasury Stock (61,306 shares)				(892)			(892)
Dividends paid			(196)				(196)
Balance at December 31, 2000	$9	$8,330	$5,680	$(4,135)	$(755)	$(43)	$9,086

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Unallocated ESOP and RRP	Accumulated Other Comprehensive Income	Total	Compre- hensive Income
	($1,000's)
Balance at March 31, 1999	$9	$8,277	$5,175	$(747)	$(1,138)	$(14)	$11,562
			530				530	$530
Other Comprehensive Income
Unrealized gain (loss) on securities,								(643)
net of related tax effects								251
Total other comprehensive income						(392)	(392)	(392)
Total comprehensive income								$138
Rounding				1			1
Allocation of ESOP shares		20			60		80
Allocation of RRP Shares					123		123
Treasury Stock (167,046 shares)			(2,297)				(2,297)
Dividends paid				(247)			(247)
Balance at December 31, 1999	$9	$8,297	$5,459	$(3,044)	$(955)	$(406)	$9,360

The accompanying notes are an integral part of these consolidated financial statements.

FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three and Nine Month Periods Ended December 31, 2000 and 1999
(Unaudited)

	Three Month Period		Nine Month Period
	($1,000's)
	2000	1999	2000	1999
Cash flows from operating activities:
Net income	$ 54	$ 205	$ 290	$ 530
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for depreciation	89	69	252	203
Provision for loan losses	165	24	295	114
Net amortization and accretion on investments	5	6	11	21
ESOP shares allocated	28	27	82	80
Decrease (increase) in accrued interest receivable	48	79	1	(44)
Decrease (increase) in prepaid income taxes	53	0	(86)	97
Decrease (increase) in other assets	323	10	(43)	(16)
(Decrease) increase in accrued interest payable	2	(22)	3	(25)
(Decrease) increase in accrued income taxes	0	18	(228)	113
(Decrease) increase in deferred income taxes	111	0	111	0
(Decrease) increase in accrued expenses	240	87	158	(64)
Stock dividends on FHLB Stock	(9)	0	(24)	0
Gain on sale of loans	9	0	11	0
Gain on sale of mtg-backed securities and investments	5	0	7	0
Gain on sale of foreclosed property	6	0	6	0
Net cash provided by (used in) operating activities	1,129	503	846	1,009
Cash flows from investing activities:
Proceeds from sale of securities available for sale	500	0	1,002	0
Proceeds from sale of mortgage-backed securities available for sale	0	0	1,204	0
Proceeds from maturities of securities held to maturity	29	27	49	42
Purchase of securities available for sale	0	(231)	0	(1,231)
Purchase of mortgage-backed securities available for sale	(1,374)	0	(1,842)	(4,498)
FHLB Stock purchased	0	0	(76)	(45)
Federal Reserve Bank Stock purchased	0	0	(140)	0
Repayment of principal- mortgage-backed securities	562	367	1,307	1,587
Decrease (increase) in loans receivable	(858)	(2,181)	(3,599)	(3,284)
Sale or participation of originated loans	1,100	1,410	3,840	2,469
Purchase of premises and equipment	(39)	(84)	(336)	(211)
Net cash provided by (used in) investing activities	(80)	(692)	1,409	(5,171)

The accompanying notes are an integral part of these consolidated financial statements.

NEXT PAGE

FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
For The Three and Nine Month Periods Ended December 31, 2000 and 1999
(Unaudited)

	Three Month Period		Nine Month Period
	($1,000's)
	2000	1999	2000	1999
Cash flows from financing activities:
Net increase (decrease) in deposits	$211	$3,705	$(1,027)	$5,934
Increase (decrease) in repurchase agreements	2,110	22	3,804	(626)
Advances from Federal Home Loan Bank	4,150	9,100	32,850	13,100
Repayment of FHLB advances	(7,350)	(12,600)	(36,450)	(14,100)
Increase in advances from borrowers for taxes and insurance	(75)	26	(54)	(32)
Dividends paid	0	0	(196)	(247)
Funding of Recognition & Retention Plan	0	0	124	123
Purchase of treasury stock	(237)	(1,546)	(892)	(2,297)
Net cash provided by (used in) financing activities	(1,191)	(1,293)	(1,841)	1,855
Increase (decrease) in cash and cash equivalents	(142)	(1,482)	414	(2,307)
Cash and cash equivalents at beginning of period	3,215	4,450	2,659	5,275
Cash and cash equivalents at end of period	$3,073	$2,968	$3,073	$2,968
Supplemental Disclosures:
Additional Cash Flows Information:
Cash paid for:
Interest on deposits, advances and repurchase agreements	$848	$794	$2,541	$2,339
Income taxes:
Federal	55	39	492	68
State	35	6	107	22
Schedule of Non-Cash Investing Activities:
Transfers to foreclosed real estate	97	24	347	54
Refinanced other real estate owned	59	30	115	30
Held to maturity securities transferred
To available for sale	0	0	767	0

The accompanying notes are an integral part of those consolidated financial statements.

NEXT PAGE

FIRST ROBINSON FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

The consolidated financial statements include the accounts of First Robinson Financial Corporation (the Company) and its wholly owned subsidiary, First Robinson Savings Bank, National Association (the Bank). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report dated April 20, 2000. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company at December 31, 2000 and the results of its operations and cash flows for the three month and nine month periods ended December 31, 2000 and 1999. The results of operations for those months ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

(3)   Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which requires entities with complex capital structures to present both basic earnings per share ("EPS") and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities of other contracts to issue common stock (such as stock options) were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period, plus common-equivalent shares computed using the treasury stock method. The Company's weighted average common shares outstanding were 538,867 and 682,290 for the three month periods and 556,218 and 716,756 for the nine month periods ending December 31, 2000 and 1999 respectively. The Company approved a stock option plan during the quarter ended September 30, 1998. This plan had no dilutive effect on the earnings per share since current stock price was less than option price.

NEXT PAGE

FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)   Employee Stock Ownership Plan

In connection with the conversion to the stock form of ownership, the Board of Directors established an employee stock ownership plan (ESOP) for the exclusive benefit of participating employees. Employees age 21 or older who have completed one year of service are eligible to participate. Upon the issuance of the common stock, the ESOP acquired 68,770 shares of $0.01 par value common stock at the subscription price of $10.00 per share. The Bank makes contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. As the debt is repaid, shares are released from collateral and allocated to active employees. The Bank accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. As shares are released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share calculations. Dividends on allocated shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt or accrued interest. ESOP compensation expense was $12,000 for the three months ended December 31, 2000 and $11,000 for the three months ended December 31, 1999. For the nine month periods ESOP compensation expense amounted to $67,000 for the period ended December 31, 2000 and $64,000 for the period ended December 31, 1999.

The ESOP shares at December 31, 2000 and 1999 were as follows:

	2000	1999
Allocated shares	30,781	23,168
Shares released for allocation	0	0
Unallocated shares	37,989	45,602
Total ESOP shares	68,770	68,770
Fair value of unallocated shares	$555,443	$607,077

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

NEXT PAGE

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

Comprehensive income, unaudited, for the three and nine month periods ended December 31, 2000 and 1999 are as follows:

	Three Month Period		Nine Month Period
	2000	1999	2000	1999
	($1,000's)
Net Income (Loss)	$54	$205	$290	$530
Other Comprehensive Income
Unrealized gains (losses) on securities	363	(169)	617	(643)
Realized (gains) losses on securities	(5)	0	(7)	0
Related tax effects	(134)	66	(239)	251
Other Comprehensive Income (Losses)	224	(103)	371	(392)
Comprehensive Income	$278	$102	$661	$138

NEXT PAGE

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

NEXT PAGE

FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
Management Discussion and Analysis of Financial
Condition and Results of Operations

Business Strategy

We are a community-oriented, locally owned financial institution offering services to residents and businesses of Crawford County, Illinois, our primary market area. We offer fixed rate mortgage products through the Federal Home Loan Bank of Chicago and USDA Rural Development which help us serve our customers and add non-interest income to our bottom line. Our bank continues to be the premier real estate lender in Crawford County. We are now offering direct deposit and payroll services for business customers. This along with new checking products and services has helped us to see excellent growth in the number of new checking and savings accounts. The growth and push for new low interest bearing accounts continues to fit well within our strategic plan of lowering our overall cost of funds. Our Internet service continues to grow and management is evaluating how that service fits in the Company's long term strategic plans. We offer Internet banking to customers and will soon add a bill paying service. PrimeVest Financial Services provides investment brokerage services to our customers. We continue to see growth in that service. Management and the Board of Directors continue to research and evaluate products, services and opportunities that would add strength to the Company. We maintain a strong presence in the community and are the only independent community bank in Robinson, Palestine and Oblong, Illinois.

Financial Condition

Comparison at December 31, 2000 and March 31, 2000

Our total assets decreased by approximately $1.2 million or 1.3% to $86.1 million at December 31, 2000 from $87.3 million at March 31, 2000. This decrease in total assets was primarily the result of a $1.0 million or 1.6% decrease in loans receivable, net and a decrease of $796,000 or 88.9% in securities held to maturity. The decrease in securities held to maturity was from current maturities and the reclassification of a $767,000 security to available for sale by implementing the Statement of Financial Accounting Standards No. 133. These decreases were offset by a $414,000 or 15.6% increase in cash and cash equivalents and an increase of $232,000 or 293.7% in foreclosed real estate. A $214,000 farm loan with an 80% guarantee by Illinois Farm Development Authority ("IFDA") was repossessed due to bankruptcy of the owner. Offers to purchase must be approved by IFDA. We anticipate the property to be sold by the end of June 2001.

Liabilities decreased $944,000 or 1.2% to $77.0 million at December 31, 2000 from $77.9 million at March 31, 2000. The primary reasons for the decrease in our liabilities were a $3.6 million or 100.0% decrease in Federal Home Loan Bank Advances and a decrease of $1.0 million or 1.4% in deposits and a $228,000 or 100.0% decrease in accrued income taxes. However, these decreases were offset by an increase of $3.8 million or 255.3% in repurchase agreements and a $158,000 or 62.9% increase in accrued expenses.

Stockholders' equity decreased $220,000 or 2.4% to $9.1 million as of December 31, 2000 from $9.3 million on March 31, 2000. The primary factor associated with the decrease in stockholders' equity was the purchase an additional $892,000 of treasury stock or 61,306 shares, bringing the total amount of treasury stock to $4.1 million, as of December 31, 2000. The payment of a $0.32 per share dividend to stockholders of record as of June 2, 2000 amounted to a total of $196,000 being paid from retained earnings. However, this payment was offset by the addition of nine months of income of $290,000 to retained earnings. The release for allocation and valuation of $82,000 in Employee Stock Ownership Plan shares, the allocation of $124,000 in Recognition and Retention Plan shares and the increase of $371,000 in accumulated other comprehensive income offset the decrease of stockholders' equity due to the purchase of treasury shares.

NEXT PAGE

FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
Management Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

Comparison of the Three Month Periods ended December 31, 2000 and 1999

Performance Summary

We are reporting net income of $54,000 for the third quarter of the fiscal year. For the quarter ended December 31, 1999, we reported net income of $205,000. The $151,000 or 73.7% decrease in net income was attributed to a decrease of $195,000 or 22.5% in net interest income after provision for loan losses and an increase of $82,000 or 11.4% in non-interest expense offset by a $42,000 or 24.4% increase in non-interest income and an $84,000 or 72.4% decrease in provision for taxes for the three-month period ended December 31, 2000 compared to the same period in 1999.

Net Interest Income

Net interest income decreased by $54,000 or 6.1% to $836,000 during the three-month period ended December 31, 2000, as compared to $890,000 during the same period in the prior year. Interest income increased by $24,000 or 1.4% for the quarter ended December 31, 2000 as compared to the quarter ended December 31, 1999. Interest income has been reduced by approximately $25,000 for the quarter ended December 31, 2000 due to the two large agricultural credits on non-accrual. The rate on the average interest earning assets for the December 31, 2000 quarter was 8.39% in comparison to 8.22% for the quarter ended December 31, 1999. However, an increase of $78,000 or 10.1% in interest expense offset the increase in interest income. For the quarter ended December 31, 2000, interest expense was $850,000 in comparison to $772,000 for the quarter ended December 31, 1999. The rate on average interest bearing liabilities for the quarter ended December 31, 2000 was 4.85% compared to 4.42% for the December 31, 1999 quarter.

Non-Interest Income

Total non-interest income increased by $42,000 or 24.4% to $214,000 during the three months ended December 31, 2000, as compared to $172,000 during the same period in the prior year. The increase in total non-interest income was the result of an increase of $10,000 or 9.4% in service charges, an increase of $13,000 or 35.1% in income from other sources such as our Internet Service Provider and our brokerage service, and an increase of $20,000 in net gain on sales of loans, investments and foreclosed real estate. These earnings were offset by a decrease of $1,000 or 3.6% in loan fees.

Non-Interest Expense

Total non-interest expense increased by $82,000 or 11.4% to $799,000 during the three months ended December 31, 2000, as compared to $717,000 during the same period in the prior year. This increase was due primarily from increases of $19,000 or 4.8% in compensation and employee benefits, $33,000 or 28.9% in occupancy and equipment costs, $12,000 in foreclosed real estate expenses, $16,000 or 66.7% in audit, legal and other professional fees, $3,000 or 13.6% in telephone and postage, $2,000 or 8.7% in data processing related expenses and $12,000 or 13.8% in other miscellaneous expenses. These increases were offset by a decrease of $7,000 or 19.4% in advertising costs and an $8,000 or 72.7% decrease in Savings Association Insurance Fund deposit insurance premiums. Legal fees increased as a result of vigorous collection efforts involving two large agricultural credits that filed bankruptcy. In an effort to monitor our loan underwriting, we have also engaged in a contract with an outside audit group to review loans causing our audit expenses to be increased. However, these additional expenses are felt to be necessary to the long term growth and well being of the Company.

Provision for Loan Losses

During the three months ended December 31, 2000, we recorded provision for loan losses of $165,000 as compared to $24,000 for the same period of the prior year, an increase of $141,000 or 587.5%. We recorded such provisions to adjust our allowance for loan losses to a level deemed appropriate based on an assessment of the volume and lending presently being conducted by the bank, industry standards, past due loans, economic conditions in our market area generally and other factors related to the collectability of the loan portfolio. Our non-performing assets as a percentage of total assets was 1.71% at December 31, 2000, as compared to 0.70% at December 31, 1999. The increase in the provision for loan losses and the increase in non-performing assets are the direct result of two large agricultural customers that have filed bankruptcy.

NEXT PAGE

FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
Management Discussion and Analysis of Financial
Condition and Results of Operations

Provision for Income Taxes

We recognized a provision for federal and state income taxes of $32,000 for the three months ended December 31, 2000 as compared to a provision for income taxes of $116,000 for the same period in the prior year. The effective tax rate during the three months ended December 31, 2000 was 37.2% as compared to 36.1% during the quarter ended December 31, 1999.

Comparison of the Nine Month Periods ended December 31, 2000 and 1999

Net Income

We reported a net income of $290,000 during the nine months ended December 31, 2000 as compared to $530,000 for the same period in the prior year. The $240,000 or 45.3% decrease in net income was primarily attributed to a decrease of $273,000 or 10.9% in net interest income after provision for loan losses and an increase of $182,000 or 8.5% in non-interest expense offset by an increase of $91,000 or 19.0% in non-interest income and a decrease of $124,000 or 41.6% in provision for income taxes.

Net Interest Income

Net interest income decreased by $92,000 or 3.5% for the nine month period ended December 31, 2000 as compared to the same period in the previous year. For the nine months ended December 31, 2000, interest expense had increased by $230,000 or 9.9% from the nine months ended December 31, 1999. However, the increase in interest expense was partially offset by an increase in interest income of $138,000 or 2.8% from the December 31, 1999 period. Interest income for the nine-month period ended December 31, 2000 has been reduced by approximately $75,000 due to the non-accrual status of two large agricultural customers that have filed bankruptcy. The interest rate spread for the nine months ended December 31, 2000 was 3.49% compared to 3.70% for the same period in the prior year.

Non-Interest Income

Our non-interest income increased by $91,000 or 19.0% to $569,000 for the nine-month period in this fiscal year as compared to $478,000 for the nine-month period in the prior year. The increase was a direct result of increases in all non-interest income areas of the Company. Service charges on deposit accounts increased by $39,000 or 12.9% for this nine-month period compared to the nine months ending December 31, 1999. Non-interest income from loan fees resulted in a $2,000 or 2.8% increase over the same period in the prior year and income from other sources increased by $26,000 or 25.2% from the nine-month period ended December 31, 1999.

With the fixed rate home mortgage program that we have through the Federal Home Loan Bank of Chicago, we have had a net gain on sale of loans of $11,000. During the course of restructuring our fixed rate long-term investments to adjustable rate investments we have made a net gain on sale of investments of $7,000. We have also had a net gain on the sale of foreclosed property of $6,000.

Non-Interest Expense

Total non-interest expense increased by $182,000 or 8.5% to $2.3 million during the nine months ended December 31, 2000, as compared to $2.1 million during the same period in the prior year. This increase was due primarily from an increase of $59,000 or 4.8% in compensation and employee benefits, an increase of $64,000 or 18.4% in occupancy and equipment expense, an increase of $14,000 or 21.9% in data processing

NEXT PAGE

FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
Management Discussion and Analysis of Financial
Condition and Results of Operations

expense, an increase of $8,000 or 10.8% in audit, legal and other professional fees, an increase of $6,000 or 7.7% in advertising expense, an increase of $6,000 or 8.6% in postage and telephone expense, an increase of $36,000 or 14.3% in other operating expenses and an increase of $14,000 in foreclosed property expenses from $0 for the nine months ended December 31, 1999. These increases are offset by a decrease of $25,000 or 69.4% in Savings Association Insurance Fund deposit insurance premiums. The increase in compensation expense is primarily from cost of living adjustments to current staff. Occupancy and equipment expense increased this quarter in comparison to the same quarter in the previous year due to the remodeling of our Robinson facility. In order to offer Internet banking to our customers and add additional teller terminals to our current system, we had to increase the capacity of our in-house computer system. A larger computer system requires a more extensive service contract which in turn increased our data processing expenses when comparing this nine-month period ended December 31, 2000 to the same period in the prior year. The increase in advertising expense is a result of our intent for name recognition and push for growing our customer base. It is our belief the more involved we are in the community, the rewards will outweigh the costs. Other operating expenses increased this nine-month period compared to the same period in the prior year due to an increase in check processing costs and training costs.

Provision for Loan Losses

The provision for loan losses for the nine-month period ending December 31, 2000 increased by $181,000 or 158.8% from the nine months ended December 31, 1999. We recorded a provision for loan losses of $295,000 for this nine-month period in comparison to $114,000 for the nine months in the previous year. We adjusted our provision for loan losses to an appropriate level after assessing the situation involving one large agricultural borrower who has filed bankruptcy and been placed on non-accrual. Also influencing the provision for loan losses was the economic conditions of our market area, industry standards, past due loans and any other factors related to the collection of our loan portfolio. Our non-performing assets as a percentage of total assets was 1.71% at December 31, 2000 as compared to 1.31% at March 31, 2000.

Provision for Income Taxes

We recognized provision for income taxes of $174,000 for the nine months ended December 31, 2000 as compared to $298,000 for the nine months in the prior year. The effective tax rate for this nine-month period was 37.5% and 36.0% for the nine months ended December 31, 1999.

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

At December 31, 2000 we had no borrowings from the FHLB of Chicago outstanding resulting in a decrease of $3.6 million in advances from the amount as of March 31, 2000. We did however have $5.3 million in repurchase agreements. We use our liquidity resources principally to meet outstanding commitments on loans, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. We anticipate no foreseeable problems in meeting current loan commitments. At December 31, 2000, we had outstanding commitments to extend credit, which amounted to $3.3 million (including $2.6 million, in available revolving commercial and agricultural lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet any foreseeable liquidity needs.

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

NEXT PAGE

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

At December 31, 2000, the Bank was in compliance with all of the aforementioned capital requirements as summarized below:
December 31, 2000 (1,000's)
Tier I Capital:
Common stockholders' equity	7,923
Unrealized loss (gain) on securities available for sale	43
Less disallowed intangible assets	(2)

Total Tier I Capital	7,964

Tier II Capital:
Total Tier I capital	7,964
Qualifying allowance for loan losses	688

Total Risk-Based Capital	8,652

Risk-Weighted Assets	55,742
Quarter Average Assets	85,767

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under the Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2000:
Total Risk-Based Capital (to Risk-Weighted Assets)	8,652	15.52%	4,459	8.00%	5,574	10.00%
Tier I Capital (to Risk-Weighted Assets)	7,964	14.29%	2,230	4.00%	3,345	6.00%
Tier I Capital (to Average Assets)	7,964	9.29%	3,431	4.00%	4,288	5.00%

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

NEXT PAGE

Item 1.	Legal Proceedings
None.

Item 2.	Changes in Securities
None.

Item 3.	Defaults Upon Senior Executives
None.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other Information
None.

Item 6.	Exhibits and Reports on Form 8-K
(a) The following exhibits are filed herewith:
Exhibit 11: Statement Regarding Computation of Earnings.

(b) Reports on Form 8-K:
No reports on Form 8-K were filed during the quarter ended December 31, 200.

NEXT PAGE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST ROBINSON FINANCIAL CORPORATION

Date:	February 12, 2001	/s/ Rick L. Catt Rick L. Catt President and Chief Executive Officer

Date:	February 12, 2001	/s/ Jamie E. McReynolds Jamie E. McReynolds Chief Financial officer and Vice President