Form 10KSB
period 2001-03-31
FIRST ROBINSON FINANCIAL CORP
filed 2001-06-28
CIK 1035991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]	STRONG ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2001
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________________ to ________________________

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
Common Stock, par value $0.01 per share
(Title of class)

       Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES   X   . NO        .

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

       State the issuer's revenues for its most recent fiscal year: $7.8 million.

       The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and ask price of such stock as of June 20, 2001, was approximately $6.5 million.

       As of June 19, 2001, there were 548,553 shares issued and outstanding of the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

       Parts II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended March 31, 2001.

       Part III of Form 10-KSB - Portions of Proxy Statement for the 2001 Annual Meeting of Stockholders.

Next Page

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

Next Page

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

       The Bank. The Bank is a national bank, the deposits of which are federally insured and backed by the full faith and credit of the U.S. Government. The Bank is a community-oriented financial institution and seeks to serve the financial needs of the residents and businesses in its market area. The Bank primarily serves Crawford County, Illinois. The principal business of the Bank has historically consisted of attracting retail deposits from the general public and investing those funds in primarily one-to four-family residential real estate loans and, to a lesser extent, consumer loans, commercial and agricultural real estate loans and commercial business and agricultural finance loans. At March 31, 2001, substantially all of the Bank's real estate mortgage loans, were secured by properties located in the Bank's market area. The Bank also invests in investment and equity securities and mortgage-backed securities, and other permissible investments.

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

Market Area

       The Bank currently has four offices in Crawford County, consisting of three full service offices and one drive-up, located in Robinson, Palestine and Oblong, Illinois.

       Robinson, Palestine and Oblong, Illinois are located in Crawford County, Illinois, approximately 150 miles east of St. Louis, Missouri and 35 miles northwest of Vincennes, Indiana. The major employers in the Bank's primary market area include: Marathon Ashland Petroleum, Hershey Chocolate, USA, Robinson Correctional Facility, Dana Corporation, Fair Rite Products, Crawford Memorial Hospital and E.H. Baare Corporation.

       The Bank and therefore the Company, is dependent upon the economy of its market area for continued success, since the vast majority of its loans are located in the Bank's market area. See Note 1 of Notes to Consolidated Financial Statements.

Next Page

Lending Activities

       General. The Bank's loan portfolio consists primarily of conventional, first mortgage loans secured by one- to four-family residences and, to a lesser extent, consumer loans, commercial and agricultural real estate loans, commercial business and agricultural finance loans and multi-family real estate and construction loans. At March 31, 2001, the Bank's gross loans outstanding totaled $61.8 million, of which $34.3 million or 55.5% were one-to four-family residential mortgage loans. This amount also includes home equity loans totaling $154,000. Of the one- to four-family mortgage loans outstanding at that date, 17.9% were fixed-rate loans, and 82.1% were adjustable-rate loans.At that same date, consumer loans totaled $6.2 million or 10.0% of the Bank's total loan portfolio. Also at that date, the Bank's commercial and agricultural real estate loans totaled $12.8 million or 20.7% of the Bank's total loan portfolio of which 95.9% were adjustable-rate loans. At March 31, 2001, commercial business and agricultural finance loans totaled $7.2 million or 11.7% of the Bank's total loan portfolio, of which 23.8% were fixed-rate loans and 76.2% adjustable-rate loans. At that same date, multi-family real estate and construction loans totaled $1.3 million or 2.1% of the Bank's total loan portfolio. See Note 3 of Notes to Consolidated Financial Statements.

       The Bank also invests in mortgage-backed securities, government securities, obligations of states or political subdivisions and other debt securities. At March 31, 2001, mortgage-backed securities totaled $13.7 million or 80.0% of the Bank's total investment and mortgage-backed securities portfolio, government securities and obligations of states and political subdivisions and other debt securities totaled $3.4 million, or 20.0% of the Bank's total investment and mortgage-backed securities portfolio.

       The Bank's loans-to-one borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation -- Federal Regulation of National Banks." At March 31, 2001, the maximum amount which the Bank could have lent under this limit to any one borrower and the borrower's related entities was approximately $1.3 million. At March 31, 2001, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount.

       The Bank's five largest lending relationships at March 31, 2000 were as follows: (i) $3.2 million in loans to a heavy equipment contractor, of which $2.1 million was participated to other lenders, secured by real estate, equipment, inventory, and accounts receivable as well as certificates of deposit and personal guarantees; (ii) $1.2 million in loans to a grain farming operation and grain elevator business, of which $600,000 was participated to other lenders, secured by warehouse receipts and personal guarantees; (iii) $1.1 million in loans to a grain farming operation and its principals secured by inventory, equipment, farm products, government payments, stock and personal guarantees; (iv) $720,000 in loans to a fast food franchise secured by real estate, equipment, inventory, and personal guarantees; and (v) $668,000 in loans to a grain farmer secured by real estate, crops, equipment, inventory, and government payments. At March 31, 2000, all of these loans totaling $6.9 million in the aggregate, of which $2.7 million was participated to other lenders, were performing in accordance with their terms.

Next Page

       Loan Portfolio Composition. The following information concerning the composition of the Bank's loan portfolios in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

	March 31,
	2001		2000
	Amount	Percent	Amount	Percent

Real Estate Loans:
One- to four-family	$34,347	55.53%	$34,100	52.31%
Multi-family	560	0.91	823	1.26
Commercial and agricultural	12,790	20.68	12,745	19.55
Construction or development	738	1.19	1,418	2.18
Total real estate loans	48,435	78.31	49,086	75.30

Other Loans:
Consumer Loans:
Deposit account	460	0.74	669	1.03
Automobile	3,718	6.01	4,051	6.21
Other	2,029	3.28	1,492	2.29
Total consumer loans	6,207	10.03	6,212	9.53
Commercial business and agricultural finance loans	7,211	11.66	9,889	15.17
Total other	13,418	21.69	16,101	24.70
Total loans	61,853	100.00%	65,187	100.00%

Less:
Loans in process	(421)		(575)
Unearned discounts	---		---
Allowance for losses	(620)		(630)
Total loans receivable, net	$60,812		$63,982

Next Page

       The following schedule illustrates the interest rate sensitivity of the Bank's loan portfolio at March 31, 2001. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract reprices. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	One- to Four-Family and Construction		Multi-family and Commercial and Agriculture		Consumer		Commercial Business and Agricultural Finance		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due During Years Ending March 31,
2002(1)	$13,442	8.91%	$ 9,135	9.00%	$1,285	9.46%	$5,992	9.08%	$29,854	9.00%
2003 and 2004	11,720	9.01	2,887	8.69	2,078	10.60	818	8.73	17,503	9.13
2005 and 2006	2,332	8.63	700	9.05	2,348	9.12	359	9.49	5,739	8.94
After 2006	7,591	7.81	628	7.92	496	7.55	42	7.85	8,757	7.80
Total	$35,085	8.69%	$13,350	8.89%	$6,207	9.56%	$7,211	9.05%	$61,853	8.86%

____________________________
(1) Includes demand loans, loans having no stated maturity and overdraft loans.

       The total amount of loans due after March 31, 2002 which have predetermined interest rates is $12.0 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $20.0 million.

Next Page

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

       One- to- Four-Family Residential Mortgage Lending. Residential loan originations are generated by the Bank's marketing efforts, its present customers, walk-in customers, and referrals from real estate brokers. Historically, the Bank has focused its lending efforts primarily on the origination of loans secured by one- to four-family residential mortgages in its market area. At March 31, 2001, the Bank's one- to four-family residential mortgage loans totaled $34.3 million, or 55.5%, of the Bank's gross loan portfolio of which $188,000 was non-performing at that date.

       The Bank offers both adjustable and fixed rate mortgage loans. For the year ended March 31, 2001, the Bank originated $14.3 million of real estate loans, of which $10.6 million were secured by one- to four-family residential real estate, $1.4 million was secured by one- to four-family constrcutions, and $2.4 million was secured by commercial or agricultural real estate. Substantially all of the Bank's one- to four-family residential mortgage originations are secured by properties located in its market area.

       The Bank offers adjustable-rate mortgage loans at rates and on terms determined in accordance with market and competitive factors. The Bank currently originates adjustable-rate mortgage loans with a term of up to 30 years. The Bank offers one year adjustable-rate mortgage loans with a stated interest rate margin generally over the one-year Treasury Bill Index, which adjusts annually. Increases or decreases in the interest rate of the Bank's adjustable-rate loans is generally limited to 200 basis points at any adjustment date and 600 basis points over the life of the loan. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as are the Bank's liabilities. The Bank qualifies borrowers for adjustable-rate loans based on the initial interest rate of the loan. As a result, the risk of default on these loans may increase as interest rates increase. See "Asset Quality -- Non-Performing Assets." At March 31, 2001, the total balance of one-to four-family adjustable-rate loans was $28.2 million or 45.6% of the Bank's gross loan portfolio. See "-- Originations, Purchases and Sales of Loans."

Next Page

       The Bank offers fixed-rate mortgage loans with a term of up to 30 years. At March 31, 2001, the total balance of one- to four-family fixed-rate loans was $6.1 million or 9.9% of the Bank's gross loan portfolio. The Bank also offers U.S. Department of Agriculture ("USDA") Guaranteed Rural Housing Loans to first-time home buyers that meet certain income limitations with minimal to no down payment. These loans are 30-year fixed rate loans with a 90% guarantee from USDA. At March 31, 2001, the total balance of USDA Guaranteed Rural Housing Loans was $462,000 or 0.8% of the Bank's gross loan portfolio. During the fiscal year ended March 31, 2001, the Bank sold $2.5 million in USDA Guaranteed Rural Housing Loans. The bank did not retain the servicing on these loans. See "-- Originations, Purchases and Sales of Loans."

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

       The fixed rate loans currently originated by the Bank are underwritten and documented pursuant to the guidelines of the FHLMC. Effective January 1, 1999, the Bank entered into an agreement with the Federal Home Loan Bank of Chicago (the "FHLB") to originate loans for them. This program offers 15 to 30 year fixed rate mortgages. The Bank sells 100% of the principal and receives a fee. The Bank also receives 25 basis points servicing per month. A portion of the fee is retained by the FHLB to cover any contingent debt incurred by the Bank if these loans are written off. During the year ended March 31, 2001, the Bank originated loans of $1.4 million. See "-- Originations, Purchases and Sales of Loans and -- Investment Activities -- Mortgage-backed Securities."

       Consumer Lending. The Bank offers secured and unsecured consumer loans. Secured loans may be collateralized by a variety of asset types, including automobiles, mobile homes and deposits. The Bank currently originates substantially all of its consumer loans in its primary market area. At March 31, 2001, the Bank's consumer loan portfolio totaled $6.2 million, or10.0% of its gross loan portfolio, of which 90.1% were fixed rate loans.

       A significant component of the Bank's consumer loan portfolio consists of new and used automobile loans. These loans generally have terms that do not exceed five years. Generally, loans on vehicles are made in amounts up to 80% of the sales price or National Automobile Dealers Association value, whichever is least. At March 31, 2001, the Bank's automobile loans totaled $3.7 million or 6.0% of the Bank's gross loan portfolio. These loans were originated predominately on a direct basis.

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

Next Page

       Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At March 31, 2001, $21,000 of the Bank's consumer loans were non-performing. There can be no assurances that additional delinquencies will not occur in the future.

       Commercial and Agricultural Real Estate Lending. The Bank also originates commercial and agricultural real estate loans. At March 31, 2001 approximately $12.8 million, or 20.7% of the Bank's gross loan portfolio, was comprised of commercial and agricultural real estate loans. Of this amount, approximately $654,000 or 5.1% of these loans were fixed-rate commercial and agricultural real estate loans and approximately $12.1 million or 94.9% were adjustable-rate loans. At March 31, 2001, $190,000 were non-performing. The largest commercial real estate loan was for $698,000. At March 31, 2001 this borrower had an additional loan outstanding to the Bank in the amount of $19,000.

       The Bank will generally lend up to 80% of the value of the collateral securing the loan with varying maturities up to 20 years for loans generally with repricing periods of daily to one year. In underwriting these loans, the Bank currently analyzes the financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the business. The Bank requires personal guaranties of corporate borrowers. Appraisals on properties securing commercial and agricultural real estate loans originated by the Bank are performed by independent appraisers. The Bank also offers small business loans, which are generally guaranteed up to 90% by various governmental agencies. The Bank has, in the past, sold the guaranteed portion of such loans and retained the uninsured portion as well as the servicing.

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

       Commercial and Agricultural Business Lending. The Bank also originates commercial and agricultural business loans. At March 31, 2001 approximately $7.2 million, or 11.7% of the Bank's gross loan portfolio, was comprised of commercial and agricultural business loans. Of the $7.2 million, approximately $1.7 million or 23.8% were fixed rate loans and approximately $5.5 million or 76.2% were adjustable-rate loans. At March 31, 2001, $320,000 of the Bank's commercial and agricultural business loans were non-performing. The largest commercial business loan was to a

Next Page

heavy equipment contractor who had loans totaling $3.2 million. Of this amount, $2.1 million was participated to other lenders.

       Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business and agricultural finance loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business and agricultural finance loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). The Bank's commercial business and agricultural finance loans are usually secured by business or personal assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At March 31, 2001, $71,000 of the Bank's commercial business and agricultural finance loans were unsecured.

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

       Construction Lending. The Bank had $738,000 in construction loans for one- to four- family residences and commercial property or 1.2% of the total loan portfolio at March 31, 2001.

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

       Multi-Family Lending. The Bank offers one year adjustable-rate multi-family loans for terms of up to 20 years. The Bank will generally lend up to 80% of the value of the collateral securing the loan. At March 31, 2001, the Bank had $560,000 of multi-family real estate loans or 0.9% of the Bank's gross loan portfolio was comprised of such loans. All of these loans were performing in accordance with their terms at that date.

       Multi-family lending is generally considered to involve a higher level of credit risk than one- to four-family residential lending. This greater risk in multi-family lending is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of

Next Page

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

Originations, Purchases and Sales of Loans

       Loan originations are developed from continuing business with depositors and borrowers, soliciting realtors, builders and walk-in customers.

       While the Bank currently originates adjustable-rate and fixed-rate loans, its ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For the year ended March 31, 2001, the Bank originated $11.6 million in fixed-rate loans and $12.4 million in adjustable-rate loans.

       The Bank sold through participations with other lenders $3.9 million in one- to four-family loans through market programs for the year ended March 31, 2001. Sales of these loans generally are beneficial to the Bank since these sales may produce future servicing income, provide funds for additional lending and other investments and increase liquidity. The Bank does not sell loans pursuant to forward sales commitments and, therefore, an increase in interest rates after loan origination and prior to sale may adversely affect the Bank's income at the time of sale.

Next Page

       The following table shows the loan origination, purchase, sale and repayment activities of the Bank for the periods indicated.

	Year Ended March 31,
	2001	2000

Originations by type:
Real estate:
One to four-family	$10,574	$12,441
Multi-family	---	281
Commercial and agricultural	2,361	3,774
Construction	1,337	1,442

Other:
Consumer	5,662	5,543
Commercial business and agricultural finance	4,037	7,545
Total loans originated	23,971	31,026

Purchases:
Real Estate:
Commercial and agricultural	---	---

Other:
Commercial business and agricultural finance	---	149
Total loan purchases	---	149

Mortgage-backed securities	5,334	5,248
Total purchases	5,334	5,397

Sales and Repayments:
Real estate:
One- to four-family	3,937	2,493
Mortgage-backed securities sales	1,206	---

Other:
Commercial business and agricultural finance	---	835
Total sales	5,143	3,328

Principal reductions
Loans	22,505	26,337
Mortgaged-backed securities	1,907	1,898
Total reductions	24,412	28,235
Decreases in other items, net	(336)	(298)
Net increase (decrease)	$ (586)	$ 4,562

Next Page

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

       Delinquent consumer loans are handled in a similar manner as to those described above. The Bank's procedures for repossession and sale of consumer collateral are subject to various requirements under applicable consumer protection laws.

       The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at March 31, 2001.

	Loans Delinquent For:
	60-89 Days(1)			90 Days and Over(1)			Nonaccrual			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
Real Estate:
One- to four-family	---	$---	---%	---	$---	---%	6	$188	0.54%	6	$188	0.54%
Commercial and agricultural real estate	---	---	---	---	---	---	3	190	1.48	3	190	1.48
Consumer	---	---	---	1	8	0.13	2	13	0.21	3	21	0.34
Commercial business and agricultural finance	---	---	---	---	---	---	4	320	4.44	4	320	4.44

Total	---	$---	---%	1	$ 8	0.01%	15	$711	1.15%	16	$719	1.16%

_________________________
(1) Loans are still accruing.

Next Page

       Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. Foreclosed assets include assets acquired in settlement of loans.

	Year Ended March 31,
	2001	2000
	(Dollars in thousands)
Non-accruing loans:
One- to four-family	$ 188	$ 150
Commercial and agricultural real estate	190	50
Consumer	13	2
Commercial business and agricultural finance	320	862
Total	711	1,064

Accruing loans delinquent more than 90 days:
One- to four-family	---	---
Commercial and agricultural real estate	---	---
Consumer	8	---
Commercial business and agricultural finance	---	---
Total	8	---

Foreclosed assets:
One- to four-family	29	55
Commercial and agricultural real estate	22	24
Consumer	39	---
Total	90	79

Total non-performing assets	$ 801	$1,143
Total as a percentage of total assets	0.90%	1.31%

       For the year ended March 31, 2001, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $103,000. There was $76,000 that would have been included in interest income on such loans for the year ended March 31, 2000.

       Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities, considered by the Office of the Comptroller of the Currency ("OCC") to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or

Next Page

      liquidation in full" on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

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

       In connection with the filing of its periodic reports with the OCC and in accordance with its classification of assets policy, the Bank regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at March 31, 2001, the Bank had classified a total of $755,000 million of its assets as substandard and $762,000 as doubtful or loss. At March 31, 2001, total classified assets comprised $1.5 million, or 18.5% of the Bank's capital, and 1.7% of the Bank's total assets.

       Other Loans of Concern. As of March 31, 2001, there were $4.9 million in loans identified, but not classified, by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the business have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

       Real estate properties acquired through foreclosure are recorded at the market fair value minus 20% of the market fair value. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At March 31, 2001, the Bank had $51,000 in real estate properties acquired through foreclosure. The properties are for sale and will be sold if the offers to purchase are approved by the board.

Next Page

       Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At March 31, 2001, the Bank had a total allowance for loan losses of $620,000, representing 1.0% of the Bank's loans. See Note 3 of Notes to Consolidated Financial Statements.

       The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

	March 31,
	2001			2000
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

One- to four-family	$ 247	$34,347	55.53%	$ 115	$34,100	52.31%
Multi-family	---	560	0.91	---	823	1.26
Commercial and agricultural real estate	161	12,790	20.68	140	12,745	19.55
Construction or development	---	738	1.19	---	1,418	2.18
Consumer	52	6,207	10.03	75	6,212	9.53
Commercial business and agricultural finance	160	7,211	11.66	172	9,889	15.17
Unallocated	---	---	---	128	---	---
Total	$ 620	$61,853	100.00%	$ 630	$65,187	100.00%

Next Page

      The following table sets forth an analysis of the Bank's allowance for loan losses.

	Year Ended March 31,
	2001	2000
	(Dollars in thousands)

Balance at beginning of year	$630	$634

Charge-offs:
One- to four-family	101	42
Commercial and agricultural real estate	2	9
Consumer	43	101
Commercial business and agricultural finance	580	45
	726	197

Recoveries:
One- to four-family	4	4
Commercial and agricultural real estate	---	---
Consumer	34	50
Commercial business and agricultural finance	3	---
	41	54

Net charge-offs	685	143
Additions charged to operations	675	139
Balance at end of year	$620	$630

Ratio of net charge-offs during the year to average loans outstanding during the year	1.08%	0.23%

Ratio of net charge-offs during the year to average non-performing assets	52.13%	29.42%

Investment Activities

       General. Historically, the Bank has generally maintained liquid assets at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. A national bank is not subject to prescribed requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resource" and "Regulation -- Liquidity."

       National banking associations have the authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, national banks may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a national banking association is otherwise authorized to make directly.

Next Page

       Generally, the investment policy of the Bank, as established by the Board of Directors, is to invest funds among various categories of investments and maturities based upon the Bank's liquidity needs, asset/liability management policies, investment quality, marketability and performance objectives.

       Investment Securities. At March 31, 2001, the Bank's investment securities (including a $507,000 investment in the common stock of the FHLB of Chicago and Federal Reserve stock of $263,000) totaled $3.4 million, or 3.9% of its total assets. It has been the Bank's general policy to invest in obligations of state and political subdivisions, federal agency obligations and other investment securities.

       National banks are restricted in investments in corporate debt and equity securities. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank's unimpaired capital and unimpaired surplus as defined by federal regulations, which totaled $8.1 million as of March 31, 2001, plus an additional 10% if the investments are fully secured by readily marketable collateral. At March 31, 2001, the Bank was in compliance with this regulation. See "Regulation -- Federal Regulation of National Banks" for a discussion of additional restrictions on the Bank's investment activities. See Note 2 of Notes to Consolidated Financial Statements.

Next Page

       The following table sets forth the composition of the Bank's investment and mortgage-backed securities at the dates indicated.

	March 31,
	2001		2000
	Book Value	% of Total	Book Value	% of Total
	(Dollars in thousands)
AVAILABLE FOR SALE
Equity securities:
FHLB stock	$ 507	2.97%	$ 397	2.55%
FRB stock	263	1.54	123	0.79
Total equity securities	770	4.51	520	3.34
Investments securities:
U.S. treasury	512	3.00	1,000	6.43
Municipal bonds	1,530	8.97	1,398	8.99
FHLB agency	522	3.06	2,400	15.43
Total investment securities	2,564	15.03	4,798	30.85

Mortgage-backed securities:
GNMA	6,690	39.20	6,058	38.95
FNMA	5,432	31.83	2,868	18.44
FHLMC	1,609	9.43	1,310	8.42
Total mortgage-backed securities	$13,731	80.46%	$10,236	65.81%

Total available for sale	$17,065	100.00%	$15,554	100.00%

HELD TO MATURITY
Investment securities:
Municipal bonds	$ 99	100.00%	$ 148	16.54
U.S. treasury notes	---	---	---	---
Total investment securities	99	100.00%	148	16.54%

Mortgage-backed securities:
FNMA	$ ---	---	$ 747	83.46
Total held to maturity	$ 99	100.00%	$ 895	100.00%

Average remaining life of investment securities	9.31 Years		7.71 Years

Other interest-earning assets:
Total interest-bearing deposits with banks	$5,925	100.00%	$ 1,390	100.00%

Next Page

       The Bank's investment securities portfolio at March 31, 2001, contained no securities of any issuer with an aggregate book value in excess of 10% of the Bank's retained earnings, excluding those issued by the U.S. government, or its agencies.

       First Robinson's investments, including the mortgage-backed securities portfolio, are managed in accordance with a written investment policy adopted by the Board of Directors.

       OCC guidelines, as well as those of the other federal banking regulators, regarding investment portfolio policy and accounting require banks to categorize securities and certain other assets as held for "investment," "sale," or "trading." In addition, the Bank has adopted SFAS 115 which states that securities available for sale are accounted for at fair value and securities which management has the intent and the Bank has the ability to hold to maturity are accounted for on an amortized cost basis. The Bank's investment policy has strategies for each type of security. At March 31, 2001, the Bank classified $2.6 million of its investments as available for sale and $99,000 as held to maturity.

       Mortgage-backed Securities. The Bank invests primarily in federal agency obligations. At March 31, 2001, the Bank's investment in mortgage-backed securities totaled $13.7 million or 15.5% of its total assets. Of this amount, $0 was held to maturity and $13.7 million was available for sale. At March 31, 2001, the Bank did not have a trading portfolio.

Next Page

       The following table sets forth the maturities of the Bank's mortgage-backed securities at March 31, 2001.

	Due in
	1 Year or Less	1 to 5 Years	5 to 10 Years	10 Years or More	Total

Federal Home Loan Mortgage Corporation	---	252	---	1,357	1,609
Weighted Average	---	5.50	---	6.82	6.61

Federal National Mortgage Company	---	---	---	5,432	5,432
Weighted Average	---	---	---	6.92	6.92

Government National Mortgage Company	---	---	---	6,690	6,690
Weighted Average	---	---	---	7.07	7.07

Total	---	252	---	13,479	13,731
Weighted Average	---	5.50	---	6.99	6.96

Next Page

Sources of Funds

       General. The Bank's primary sources of funds are deposits, receipt of principal and interest on loans and securities, interest earned on deposits with other banks, and other funds provided from operations.

       The Bank has used FHLB advances to support lending activities and to assist in the Bank's asset/liability management strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset\Liability Management." At March 31, 2001, the Bank had $3.0 million in FHLB advances, but had the capacity to borrow an additional $16.0 million from the FHLB. The Bank could also borrow up to $2.0 million from a correspondent bank located in Chicago, Illinois, and an additional $2.0 million from a correspondent bank located in Springfield, Illinois. The Bank has also established borrowing capabilities with the Federal Reserve Bank of St. Louis. See Note 8 of Notes to Consolidated Financial Statements.

       At March 31, 2001, the Bank had $4.5 million in repurchase agreements. See Note 8 of Notes to Consolidated Financial Statements.

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

Next Page

       The following table sets forth the savings flows at the Bank during the periods indicated.

	Year Ended March 31,
	2001	2000
	(Dollars in thousands)

Opening balance	$ 71,960	$ 67,325
Deposits	380,692	362,590
Withdrawals	(383,028)	(359,772)
Interest credited	1,981	1,817

Ending balance	$ 71,605	$ 71,960

Net (decrease) increase	$ (355)	$ 4,635

Percent (decrease) increase	(0.49)%	6.88%

       The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank for the periods indicated.

	March 31,
	2001		2000
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)

Transactions and Savings Deposits:

Non-interest bearing demand 0%	$ 5,132	7.17%	$ 4,920	6.84%
Passbook Accounts (2.76%)	12,725	17.77	10,166	14.13
NOW Accounts (2.47%)	13,980	19.52	12,317	17.11

Total non-certificates	31,837	44.46	27,403	38.08

Certificates:

2.00 - 3.99%	$ 430	0.60	$ 12	0.02
4.00 - 5.99%	21,585	30.15	29,250	40.65
6.00 - 7.99%	17,753	24.79	15,295	21.25

Total certificates	39,768	55.54	44,557	61.92
Total deposits	$71,605	100.00%	$71,960	100.00%

Next Page

       The following table shows rate and maturity information for the Bank's certificates of deposit as of March 31, 2001.

	2.00- 3.99%	4.00- 5.99%	6.00- 7.99%	Total	Percent of Total	Weighted Average Rate
	(Dollars in thousands)
Certificate accounts maturing in quarter ending:
June 30, 2001	$258	$ 4,629	$ 3,646	$ 8,533	21.46%	5.60%
September 30, 2001	172	4,292	5,293	9,757	24.54	6.04
December 31, 2001	---	2,243	1,501	3,744	9.41	4.46
March 31, 2002	---	3,211	956	4,167	10.48	5.23
June 30, 2002	---	1,254	942	2,196	5.52	5.69
September 30, 2002	---	1,398	1,302	2,700	6.79	5.89
December 31, 2002	---	1,056	1,279	2,335	5.87	5.84
March 31, 2003	---	1,316	704	2,020	5.08	5.48
June 30, 2003	---	501	748	1,249	3.14	5.83
September 30, 2003	---	600	18	618	1.55	4.99
December 31, 2003	---	61	396	457	1.15	6.50
March 31, 2004	---	456	362	818	2.06	5.73
Thereafter	---	568	606	1,174	2.95	5.97

Total	$430	$21,585	$17,753	$39,768	100.00%	5.62%

Percent of total	1.08%	54.28%	44.64%	100.00%

       The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of March 31, 2001.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 months	Total

Certificates of deposit less than $100,000	$6,081	$7,455	$6,147	$10,619	$30,302

Certificates of deposit of $100,000 or more	701	1,489	1,638	2,948	6,776

Public funds of $100,000 or more (1)	1,751	813	126	---	2,690

Total certificates of deposit	$8,533	$9,757	$7,911	$13,567	$39,768
_______________
(1) Deposits from governmental and other public entities.

Next Page

Subsidiary Activities

       As a national bank, the Bank is able to invest unlimited amounts in subsidiaries that are engaged in activities in which the parent bank may engage. In addition, a national bank may invest limited amounts in subsidiaries that provide banking services, such as data processing, to other financial institutions. At March 31, 2001, the Bank had one subsidiary, First Robinson Service Corporation, Inc.

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

REGULATION

General

       The Company is a registered bank holding company, subject to broad federal regulation and oversight by the Federal Reserve Board ("FRB"). The Bank is a national bank, the deposits of which are federally insured and backed by the full faith and credit of the U.S. Government. Accordingly, the Bank is subject to broad federal regulation and oversight extending to all its operations by the OCC, the Federal Deposit Insurance Corporation ("FDIC") and the FRB. The Bank is also a member of the FHLB of Chicago. The Bank is a member of the Savings Association Insurance Fund ("SAIF") and the deposits of the Bank are insured by the FDIC.

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

Next Page

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

       The Bank's loans-to-one borrower limit is generally limited to 15% of unimpaired capital and surplus. At March 31, 2001, the maximum amount which the Bank could have lent under this limit to any one borrower and the borrower's related entities was approximately $1.3 million. At March 31, 2001, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. The Bank's five largest lending relationships at March 31, 2001 totaled $6.9 million in the aggregate and were performing in accordance with their terms. Of this amount, $2.7 million was participated to other lenders.

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

Next Page

      premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

       SAIF-insured and BIF-insured institutions are required to pay a Financing Corporation (FICO) assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s, equal to approximately 1.25 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of BIF and SAIF deposits will continue until the bonds mature in the years 2017 through 2019.

       National Banks. The Bank is subject to, and in compliance with, the capital regulations of the OCC. The OCC's regulations establish two capital standards for national banks: a leverage requirement and a risk-based capital requirement. In addition, the OCC may, on a case-by-case basis, establish individual minimum capital requirements for a national bank that vary from the requirements which would otherwise apply under OCC regulations. A national bank that fails to satisfy the capital requirements established under the OCC's regulations will be subject to such administrative action or sanctions as the OCC deems appropriate.

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

Next Page

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

Next Page

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

Community Reinvestment Act

       Under the Community Reinvestment Act ("CRA"), every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OCC, in connection with the examination of the institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the institution. An unsatisfactory rating may be used as the basis for the denial of an application by the OCC. The Bank's CRA rating is "satisfactory."

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

Next Page

       other things, as a general matter, loans to Insiders must be made on terms substantially the same as for loans to unaffiliated individuals.

Federal Reserve System

       The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At March 31, 2001, the Bank had $263,000 FRB stock, which was in compliance with these reserve requirements.

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

Next Page

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

       Dividends. The FRB has issued a policy statement, with which the Bank is in compliance, on the payment of cash dividends by bank holding companies, which expresses the FRB's view that a bank holding company should pay cash dividends only to the extent that the Company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the Company's capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the FRB, the FRB may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized". See "Regulation -- Prompt Corrective Action."

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

       Capital Requirements. The FRB has established capital requirements for bank holding companies that generally parallel the capital requirements for national banks. For bank holding companies with consolidated assets of less than $150 million, such as the Company, compliance is measured on a case-by-case basis. See "Regulation -- National Banks." The Company's capital exceeds such requirements.

Next Page

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

       As a member, the Bank is required to purchase and maintain stock in the FHLB of Chicago. At March 31, 2001, the Bank had $507,000 in FHLB stock, which was in compliance with this requirement. In the past year, the Bank has received dividends on its FHLB stock.

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

       The Bank has recorded a deferred tax liability of approximately $6,000, of which $27,0000 relates to unrealized gains on available-for-sale securities, which has been reduced for income tax timing adjustments. See Note 12 of Notes to Consolidated Financial Statements.

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

Next Page

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

       The Bank primarily serves Crawford County, Illinois and surrounding counties. There are four commercial banks and one credit union, other than the Bank, which compete for deposits and loans in the Bank's primary market area.

Employees

       At March 31, 2001, the Company and the Bank had a total of 42 full-time and 18 part-time employees. The Company's and the Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Next Page

Item 2. Description of Properties

       The Bank conducts its business through its main office and three branch offices, which are located in Crawford County, Illinois. The Bank owns its main office and branch offices. The total net book value of the Bank's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at March 31, 2001 was approximately $2.9 million. The following table sets forth information relating to the Bank's offices as of March 31, 2001.

Location	Date Acquired	Total Approximate Square Footage	Net Book Value at March 31, 2001

Main Office: 501 East Main Street Robinson, Illinois	1985	12,420	$1.5 million

Branch Offices: 119 East Grand Prairie Palestine, Illinois 102 West Main Street Oblong, Illinois	1995 1995	1,800 2,260	354,000 72,000

Outer East Main Street Oblong, Illinois	1997	1,000	206,000

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

Item 4. Submission of Matters to a Vote of Security Holders

       No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, for the quarter ended March 31, 2001.

Next Page

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

       Pages 46 and 47 of the attached 2001 Annual Report to Stockholders is herein incorporated by reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation

       Pages 4 through 15 of the attached 2001 Annual Report to Stockholders are herein incorporated by reference.

Item 7. Financial Statements

       The following information appearing in the Company's Annual Report to Stockholders for the year ended March 31, 2001, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.

       With the exception of the aforementioned information, the Company's Annual Report to Stockholders for the year ended March 31, 2001, is not deemed filed as part of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       There have been no changes in or disagreements with the Company's accountants on accounting and financial disclosure matters.

Next Page

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

       Information concerning directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 26, 2001, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

       Information concerning Executive Officers of the Company and the Bank is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 26, 2001, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

       To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 2001, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 10. Executive Compensation

       Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 26, 2001, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management

       Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 26, 2001, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Next Page

Item 12. Certain Relationships and Related Transactions

       Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 26, 2001, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13. Exhibits and Reports on Form 8-K

       (a) Exhibits

Regulation S-B Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None
3(i)	Certificate of Incorporation	*
3(ii)	By-Laws	*
4	Instruments defining the rights of security holders, including debentures	*
9	Voting Trust Agreement	None
10	Material Contracts	None
11	Statement re: computation of per share earnings	None
13	Annual Report to Stockholders	13
16	Letter re: change in certifying accountants	None
18	Letter re: change in accounting principles	None
21	Subsidiaries of Registrant	21
22	Published report regarding matters submitted to vote of security holders	None
23	Consents of Experts and Counsel	None
24	Power of Attorney	Not required
99	Additional Exhibits	None
________________

* Filed as exhibits to the Company's Form S-1 registration statement filed on March 19, 1997 (File No. 333-23625) of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

       (b) Reports on Form 8-K

       No reports on Form 8-K were filed during the three-month period ended March 31, 2001.

Next Page

SIGNATURES

       In accordance with Section 13 of 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST ROBINSON FINANCIAL CORPORATION

Date:	June 28, 2001	By:	/s/ Rick L. Catt Rick L. Catt (Duly Authorized Representative)

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.

By:	/s/ Rick L. Catt	By:	/s/ Jamie E. McReynolds
	Rick L. Catt, Director, President and Chief Executive Officer (Principal Executive and Operating Officer)		Jamie E. McReynolds, Vice President, Chief Financial Officer and Secretary (Chief Financial and Accounting Officer)

Date:	June 28, 2001	Date:	June 28, 2001

By:	/s/ Scott F. Pulliam	By:	/s/ J. Douglas Goodwine
	Scott F. Pulliam, Director		J. Douglas Goodwine, Director

Date:	June 28, 2001	Date:	June 28, 2001

By:	/s/ Robin E. Guyer	By:	/s/ Steven E. Neeley
	Robin E. Guyer, Director		Steven E. Neeley, Director

Date:	June 28, 2001	Date:	June 28, 2001

By:	/s/ William K. Thomas	By:	/s/ Donald K. Inboden
	William K. Thomas, Director		Donald K. Inboden, Director

Date:	June 28, 2001	Date:	June 28, 2001

Top