Form 10QSB
period 2001-06-30
FIRST ROBINSON FINANCIAL CORP
filed 2001-08-14
CIK 1035991

                         SECURITY AND EXCHANGE COMMSSION
                              WASHNGTON, D.C. 20549
                                   FORM 10-QSB
(Mark One)
   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2001
                                   -------------

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  Commission File Number:        0-29276
                                                 -------

                      FIRST ROBINSON FINANCIAL CORPORATION
               (Exact name of registrant as specified its charter)

          DELAWARE                                           36-4145294
          --------                                           ----------
(State or other jurisdiction                           I.R.S. Employer ID Number
of incorporation or organization)


501 EAST MAIN STREET, ROBINSON.  ILLINOIS  62454
--------------------------------------------------
(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code (618) 544-8621
                                                   --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                         YES X                NO
                                             -

As of August 10, 2001, the Registrant had 532,330 shares of Common Stock, par value $0.01, issued and outstanding.




Transitional Small Business Disclosure Format (check one):
                                          YES                 NO  X
                                                                  -

                      FIRST ROBINSON FINANCIAL CORPORATION
                              Index to Form 10-QSB

      PART 1. FINANCIAL INFORMATION                                        PAGE

          Item 1. Financial Statements

              Consolidated Balance Sheet as of June 30, 2001
                  And March 31, 2001                                         3

              Consolidated Statements of Income for the Quarters Ended
                  June 30, 2001 and June 30, 2000                            4

              Consolidated Statements of Stockholders' Equity for the
                   Quarters Ended June 30, 2001 and June 30, 2000            5

              Consolidated Statements of Cash Flows for the Quarters
                  Ended June 30, 2001 and June 30, 2000                      6

                      Notes to Consolidated Financial Statements             8

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              10

      PART II OTHER INFORMATION

          Item 1.   Legal Proceedings                                        15

          Item 2.   Changes in Securities                                    15

          Item 3.   Defaults Upon Senior Securities                          15

          Item 4.   Submission of Matters to a Vote of Security Holders      15

          Item 5.   Other Information                                        15

          Item 6.   Exhibits and Reports on Form 8-K                         15



                         SIGNATURES                                          16

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                                                        Unaudited         Audited
                                                                                         6/30/01          3/31/01
                                                                                         -------          -------
                               ASSETS                                                           ($1,000's)
Cash and Cash Equivalents:
           Cash and due from banks                                                          $864             $954
           Interest bearing deposits in banks                                              4,450            5,925
                                                                                           -----            -----
              Total Cash and Cash Equivalents                                              5,314            6,879

         Securities available for sale, amortized cost of $15,016 and $16,994 at
           June 30, 2001 and March 31, 2001 respectively                                  15,055           17,065
         Securities held to maturity, estimated market value of $80,000 and
           $100,000 at June 30, 2001 and March 31, 2001, respectively                         79               99
         Loans, net of allowance for loan losses of $584,000 and $620,000 at
          June 30, 2001 and March 31, 2001, respectively                                  61,872           60,812
         Foreclosed assets, net                                                               40               51
         Premises and equipment, net                                                       2,888            2,891
         Accrued interest receivable                                                         538              646
         Prepaid income taxes                                                                 60              104
         Deferred income tax                                                                   7                0
         Other assets                                                                        267              318
                                                                                             ---              ---

              Total Assets                                                               $86,120          $88,865
                                                                                         -------          -------

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

         Deposits
          Noninterest-bearing                                                             $5,141           $5,132
          Interest-bearing                                                                65,638           66,473
                                                                                          ------           ------
              Total Deposits                                                              70,779           71,605

         Advances from Federal Home Loan Bank                                              3,000            3,000
         Repurchase agreements                                                             2,723            4,528
         Advances from Borrowers for taxes and insurance                                     119               85
         Accrued interest payable                                                            269              345
         Deferred income taxes                                                                 0                6
         Accrued expenses                                                                    363              254
                                                                                             ---              ---
              Total Liabilities                                                           77,253           79,823
                                                                                          ------           ------

         Commitments and Contingencies

         Stockholders' Equity
         Preferred stock, $.01 par value; authorized 500,000 shares,
                  No shares issued and outstanding
         Common stock, $ .01 par value; authorized 2,000,000 shares
           859,625 shares issued and outstanding                                               9                9
         Additional paid-in capital                                                        8,346            8,338
         Retained earnings                                                                 5,637            5,744
         Treasury stock, at cost (305,341 shares 6/30/01; 300,366 shares 3/31/01)        (4,430)          (4,356)
         Accumulated other comprehensive income                                               24               44

         Common stock acquired by ESOP/RRP                                                 (719)            (737)
                                                                                           -----            -----
              Total Stockholders' Equity                                                   8,867            9,042
                                                                                           -----            -----

              Total Liabilities and Stockholders' Equity                                 $86,120          $88,865
                                                                                         -------          -------

The accompanying notes are an integral part of these consolidated financial statements.


                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  For the Quarters Ended June 30, 2001 and 2000

                                                                                              June 30,
                                                                                              --------
                                                                                   2001                      2000
                                                                                   ----                      ----
                                                                                Unaudited                 Unaudited
   Interest Income:                                                                          ($1,000's)
     Interest on loans, including fees                                            $1,355                     $1,439
     Taxable                                                                         261                        254
     Tax-exempt                                                                       16                         20
     Dividends                                                                        11                         10
                                                                                      --                         --
        Total interest income                                                      1,643                      1,723
                                                                                   -----                      -----

   Interest expense:
     Interest on deposits                                                            706                        742

     Interest on FHLB advances                                                        41                         70
     Interest on repurchase agreements                                                48                         24
                                                                                      --                         --
      Total interest expense                                                         795                        836
                                                                                     ---                        ---

       Net interest income                                                           848                        887


   Provision for loan losses                                                          80                         15
                                                                                     ---                         --

       Net interest income after provision                                           768                        872

   Non-interest income:
     Charges and fees on deposit accounts                                            110                        102
     Charges and other fees on loans                                                  15                         10
     Other non-interest income                                                        24                         35
     Gain on sale of loans                                                             7                          5
     Realized gain on sale of investments                                             10                          0
                                                                                      --                          -
      Total other income                                                             166                        152

   Non-interest expense:
     Compensation and employee benefits                                              447                        427

     Occupancy and equipment                                                         122                        122
     Foreclosed property expense                                                       0                          2
     Data Processing                                                                  33                         25
     Audit, legal and other professional                                              39                         21
     SAIF deposit insurance                                                            3                          4
     Advertising                                                                      23                         32
     Telephone and postage                                                            30                         24
     Loss on sale of foreclosed assets                                                25                          0
     Other                                                                            94                         94
                                                                                      --                         --
      Total other expenses                                                           816                        751
                                                                                    ----                        ---

       Income before income tax                                                      118                        273

   Provision for income taxes                                                         44                        102
                                                                                      --                        ---

      Net Income                                                                     $74                       $171


   Earnings Per Share-Basic                                                        $0.14                      $0.30

   Earnings Per Share-Diluted                                                      $0.14                      $0.30

The accompanying notes are an integral part of these consolidated financial statements.


                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  For The Quarters Ended June 30, 2001 and 2000
                                   (Unaudited)

                                                                                      Unallocated    Accumulated
                                                                                          ESOP         Other
                                 Common     Paid-in       Retained      Treasury          and       Comprehensive
                                 Stock      Capital       Earnings       Stock            RRP          Income       Total
                                 ------------------------------------------------------------------------------------------
                                                                       ($1,000's)

Balance at March 31, 2001           $9       $8,338        $5,744       $(4,356)        $(737)            $44       $9,042
Net Income                                                     74                                                       74

Other Comprehensive Income
   Unrealized gain (loss) on securities
                                                                                                                     (22)
   Realized (gain) loss on sale of securities                                                                        (10)
   Related tax effects                                                                                                 12
                                                                                                                       --
Total other comprehensive income                                                                         (20)        (20)
                                                                                                                     ----
   Total comprehensive income                                                                                         $54

 Allocation of ESOP shares                        8                                        18                          26
Treasury Stock at cost (4,975 shares)                                      (74)                                      (74)
Dividends paid                                              (181)                                                   (181)
                               --------------------------------------------------------------------------------------------
Balance at June 30, 2001            $9       $8,346        $5,637       $(4,430)         $(719)           $24      $8,867
                                    --       ------        ------       --------         ------           ---      ------


The accompanying notes are an integral part of these consolidated financial  statements.


                                                                                      Unallocated   Accumulated
                                                                                          ESOP        Other
                                 Common     Paid-in       Retained     Treasury           and       Comprehensive
                                 STOCK      CAPITAL       EARNINGS       STOCK            RRP          INCOME      TOTAL
                                 ------------------------------------------------------------------------------------------
                                                                       ($1,000's)

Balance at March 31, 2000           $9       $8,305        $5,585       $(3,243)        $(936)         $(414)      $9,306
Net Income                                                    171                                                     171


Other Comprehensive Income
   Unrealized gain (loss) on securities
                                                                                                                       122
   Realized (gain) loss on sale of securities                                                                           0
Related tax effects                                                                                                  (57)
                                                                                                                     ----
Total other comprehensive income                                                                          65           65
                                                                                                                       --
   Total comprehensive income                                                                                        $236


Allocation of ESOP shares            8                                                      19                         27
Treasury Stock at cost (20,433shares)                                     (291)                                     (291)
Dividends paid                                              (196)                                                   (196)
                               --------------------------------------------------------------------------------------------
Balance at June 30, 2000            $9       $8,313        $5,560       $(3,543)         $(917)        $(349)      $9,082
                                    --       ------        ------       --------         ------        ------      ------


The accompanying notes are an integral part of these consolidated financial statements.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Quarters Ended June 30, 2001 and June 30, 2000
                                   (Unaudited)

                                                                                               June 30,
                                                                                               --------
                                                                                     2001                      2000
                                                                                     ----                      ----
                                                                                                ($1,000's)
Cash flows from operating activities:
   Net income                                                                        $74                       $171
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
     Provision for depreciation                                                       71                         72
     Provision for loan losses                                                        80                         15
     Net amortization and accretion on investments                                    13                          4
     ESOP shares allocated                                                            26                         27
     Decrease (increase) in accrued interest receivable                              108                       (41)
     Decrease in prepaid income taxes                                                 44                          0
     Decrease in other assets                                                         51                         17
     (Decrease)  in accrued interest payable                                        (76)                       (13)
     (Decrease) in accrued income taxes                                                0                      (166)
     Increase in accrued expenses                                                    109                         84
     FHLB stock dividends                                                            (9)                        (7)
     Gain on sale of securities available for sale                                  (10)                          0
     Gain on sale of loans                                                           (7)                        (5)
     Loss on sale of foreclosed assets                                                25                          0
                                                                                      --                          -
         Net cash provided by operating activities                                   499                        158
                                                                                     ---                        ---
   Cash flows from investing activities:
     Proceeds from maturities of securities held to maturity                          20                         20
     Proceeds from sale of securities available for sale                             233                          0
     Proceeds from sale of mortgage backed securities available for sale             760                          0
     Purchase of mortgage-backed securities available for sale                         0                      (468)
     FHLB Stock purchased                                                              0                       (76)
     Federal Reserve Bank Stock purchased                                              0                      (140)
     Federal Reserve Bank Stock sold                                                 135                          0
     Repayment of principal on mortgage-backed securities                            846                        354
     Decrease (increase) in loans receivable                                     (2,487)                    (1,678)
     Proceeds from sale or participation of originated loans                       1,320                        321
     Proceeds from sale of foreclosed assets                                          29                          0
     Purchase of premises and equipment                                             (68)                      (232)
                                                                                    ----                      -----
       Net cash provided by (used in) investing activities                           788                    (1,899)
                                                                                     ---                    -------

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLDIATED STATEMENT OF CASH FLOWS
                  For The Quarters Ended June 30, 2001 and 2000
                                   (Unaudited)

                                                                                               June 30,
                                                                                               --------
                                                                                   2001                       2000
                                                                                   ----                       ----
                                                                                                ($1,000's)
   Cash flows from financing activities:
      Net (decrease) in deposits                                                  (826)                    $(2,368)
      (Decrease) increase in repurchase agreements                              (1,805)                       2,145
      Advances from Federal Home Loan Bank                                            0                      17,200
      Repayment of FHLB advances                                                      0                    (13,600)
      Increase in advances from borrowers
         for taxes and insurance                                                     34                          23
      Dividends paid                                                              (181)                       (196)
      Purchase of treasury stock                                                   (74)                       (291)
                                                                                   ----                       -----

         Net cash (used in) provided by financing activities                    (2,852)                       2,913
                                                                                -------                       -----

   (Decrease) Increase in cash and cash equivalents                             (1,565)                       1,172

   Cash and cash equivalents at beginning of period                               6,879                       2,659
                                                                                  -----                     -------

   Cash and cash equivalents at end of period                                    $5,314                      $3,831
                                                                                  -----                       -----


   Supplemental Disclosures:
    Additional Cash Flows Information:
      Cash paid for:
        Interest on deposits, advances and
          repurchase agreements                                                    $876                        $849

        Income taxes:
         Federal                                                                      0                         216
         State                                                                        0                          53

Non-Cash Investing Activities
        Loans transferred to foreclosed real estate                                  40                           0
        Foreclosed real estate refinanced as loans                                    0                           0


The accompanying notes are an integral part of these consolidated financial  statements.


               FIRST ROBINSON FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) BASIS OF PRESENTATION

The consolidated financial statements include the accounts of First Robinson Financial Corporation (the Company) and its wholly owned subsidiary, First Robinson Savings Bank, National Association (the Bank). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report dated April 27, 2001. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company at June 30, 2001 and the results of its operations and cash flows for the three months ended June 30, 2001 and 2000. The results of operations for those months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.


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

(3) EARNINGS PER SHARE

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which requires entities with complex capital structures to present both basic earnings per share ("EPS") and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities of other contracts to issue common stock (such as stock options) were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period, plus common-equivalent shares computed using the treasury stock method. The Company's weighted average common shares outstanding were 513,137 and 574,348 for the quarters ending June 30, 2001 and 2000. The Company approved a stock option plan during the quarter ended September 30, 1998. This plan had no dilutive effect on the earnings per share since current stock price was less than option price.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4) EMPLOYEE STOCK OWNERSHIP PLAN

In connection with the conversion to the stock form of ownership, the Board of Directors established an employee stock ownership plan (ESOP) for the exclusive benefit of participating employees. Employees age 21 or older who have completed one year of service are eligible to participate. Upon the issuance of the common stock, the ESOP acquired 68,770 shares of $0.01 par value common stock at the subscription price of $10.00 per share. The Bank makes contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. As the debt is repaid, shares are released from collateral and allocated to active employees. The Bank accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. As shares are released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share calculations. Dividends on allocated shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt or accrued interest. ESOP compensation expense for the three months ended June 30, 2001 and 2000 were $26,000 and $27,000 respectively.


The ESOP shares at June 30, 2001 and 2000 were as follows:
                                                                2001                      2000
                                                                ----                      ----
               Allocated shares                                30,781                    23,168
               Shares released for allocation                   3,621                     3,806
               Unallocated shares                              34,368                    41,796
                                                               ------                    ------
               Total ESOP shares                               68,770                    68,770

               Fair value of unallocated shares              $496,618                  $600,818


(5)  COMPREHENSIVE INCOME

The Company has adopted FASB Statement No. 130, Reporting Comprehensive Income. The statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes net income and other comprehensive income, which for the Company includes unrealized gains and losses on securities available for sale.
Comprehensive income, unaudited, for the three month period ended June 30, 2001 and 2000 are as follows:

                                                  THREE MONTH PERIOD
                                                -------------------
                                              2001               2000
                                              ----              -----
                                                     ($1,000)
                                                     --------
Net Income (Loss)                              $74               $171
                                               ---               -----
Other Comprehensive Income
Unrealized gains (losses) on securities       (22)                122
Realized (gains) losses on securities         (10)                  0
Related tax effects                             12               (57)
                                                --               -----
Other Comprehensive Income (Losses)           (20)                 65
                                              ----                ---
Comprehensive Income                           $54               $236

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

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations



BUSINESS STRATEGY

       We are a community-oriented, locally owned financial institution offering community banking services to residents and businesses of Crawford County, Illinois, our primary market area. We also offer fixed rate mortgage products through the Federal Home Loan Bank of Chicago and USDA Rural Development. These programs continue to grow and have provided additional non-interest income to our Bank. We have developed new checking account products and revised existing accounts as we continue to see excellent growth in the number of new checking and savings accounts. The growth and push for new low interest bearing accounts fits well within our strategic plan of lowering our overall cost of funds. We are also now offering Internet banking to customers and will soon add a bill paying service and a cash management package. PrimeVest Financial Services provides investment brokerage services to our customers. We continue to see growth in that service. We maintain a strong presence in the community and are the only independent community bank in Robinson, Palestine and Oblong, Illinois.

FINANCIAL CONDITION

COMPARISON AT JUNE 30, 2001 AND MARCH 31, 2001

       Our total assets decreased by approximately $2.8 million or 3.1%, to $86.1 million at June 30, 2001 from $88.9 million at March 31, 2001. This decrease in total assets was from a decrease in securities available for sale and cash and cash equivalents. Securities available for sale decreased by $2.0 million or 11.8% to $15.1 million as of June 30, 2001 from $17.1 million at March 31, 2001. Total cash and cash equivalents decreased by $1.6 million or 22.8% from $6.9 million at March 31, 2001 to $5.3 million as of June 30, 2001. These decreases were offset by an increase in loans receivable, net of $1.1 million or 1.7% to $61.9 million at June 30, 2001 from $60.8 million as of March 31, 2001.

       Liabilities decreased approximately $2.6 million or 3.2% to $77.3 million at June 30, 2001 from $79.8 million at March 31, 2001. A $1.8 million or 39.9% decrease, for the same period, in repurchase agreements and a decrease of $826,000 or 1.1% in deposits were the primary reasons for the decrease in our liabilities. Total deposits for June 30, 2001 were $70.8 million. This is down from $71.6 million at March 31, 2001.

       Stockholders' equity decreased $175,000 or 1.9% to $8.9 million as of June 30, 2001 from $9.0 million on March 31, 2001. A $0.33 per share dividend paid to stockholders of record as of June 1, 2001 amounted to a total of $181,000 being paid from retained earnings. The overall decrease in retained earnings was $107,000 due to the addition of $74,000 in quarterly earnings. The treasury stock account increased by $74,000 with the addition of 4,975 shares purchased during our current approved stock repurchase program.


RESULTS OF OPERATION

COMPARISON OF THE QUARTERS ENDED JUNE 30, 2001 AND 2000

PERFORMANCE SUMMARY

       We are reporting net earnings of $74,000 for the first quarter of the new fiscal year. Earnings for the quarter ended June 30, 2000 were $171,000. The $97,000 or 56.7% decrease in net income was primarily from a decrease of $104,000 or 11.9% in net interest income after provision and an increase of $65,000 or 8.7% in non-interest expenses, offset by an increase of $14,000 or 9.2% in non-interest income and a decrease of $58,000 or 56.9% in provision for income taxes.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations


NET INTEREST INCOME

       Net interest income decreased by $39,000 or 4.4% to $848,000 during the three months ended June 30, 2001, as compared to $887,000 during the same period in the prior year. We have $8.4 million of agriculture and commercial loans that adjust daily with the prime rate as published in the Wall Street Journal. This rate dropped 125 basis points during this three month period which had a direct effect on our interest income. As a result of the prime rate adjusting downward, interest income decreased by $80,000 or 4.6% when compared to the June 2000 quarter end offsetting the decrease in interest income, our overall interest expense decreased by $41,000 or 4.9% from $836,000 for the quarter ended June 30, 2000 to $795,000 in comparison of the quarter ended June 30, 2001.

NON-INTEREST INCOME

       Total non-interest income increased by $14,000 or 9.2% to $166,000 during the three months ended June 30, 2001, as compared to $152,000 during the same period in the prior year. The increase in total non-interest income was from an increase of $8,000 or 7.8% in charges and fees on deposit accounts, an increase of $5,000 or 50.0% in charges and other fees on loans, an increase of $2,000 or 40% on the sale of real estate loans through the MPF program with the Federal Home Loan Bank of Chicago, and an increase of $10,000 on the realized gain on the sale of available for sale investments. These increases were offset by a decrease of $11,000 or 31.4% in other non-interest income.

NON-INTEREST EXPENSE

       Total non-interest expense increased by $65,000 or 8.7% to $816,000 during the three months ended June 30, 2001, as compared to $751,000 during the same period in the prior year. This increase was due primarily from an increase of $20,000 or 4.7% in compensation and employee benefits, an increase of $8,000 or 32.0% in data processing expense, an increase of $18,000 or 85.7% in legal expense, an increase of $6,000 or 25.0% in postage and telephone expenses and an increase of $25,000 in the loss on the sale of foreclosed property. These increases are offset by a decrease of $2,000 or 100.0% in foreclosed property expense, a decrease of $1,000 or 25.0% in Savings Association Insurance Fund deposit insurance premiums, and a decrease of $9,000 or 28.1% in advertising expense. The increase in compensation expense is primarily from cost of living adjustments to current staff. Legal fees increased due to the current collection efforts of a large agriculture credit. Postage costs increased due to increased mailings related to our growing deposit accounts and the additional mailings associated with the Privacy regulation. The increase in data processing expenses is related to additional maintenance contracts associated with computer equipment and software for improved customer service and internal tracking procedures.

PROVISION FOR LOAN LOSSES

       During the three months ended June 30, 2001, we recorded provision for loan losses of $80,000 as compared to $15,000 for the same period of the prior year. This represents an increase of $65,000 or 433.3%. We recorded the provision to adjust our allowance for loan losses to a level deemed appropriate based on an assessment of the volume and lending presently being conducted by the bank, industry standards, past due loans, economic conditions in our market area generally and other factors related to the collectability of the loan portfolio. Our non-performing assets as a percentage of total assets was 0.56% at June 30, 2001, as compared to 1.48% at June 30, 2000.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations


PROVISION FOR INCOME TAXES

       The Company recognized a provision for federal and state income taxes of $44,000 for the three months ended June 30, 2001 as compared to a provision for income taxes of $102,000 for the same period in the prior year. The effective tax rate during the three months ended June 30, 2001 was 37.3% as compared to 37.4% during the quarter ended June 30, 2000.


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

       At June 30, 2001 we had $3.0 million in advances from the FHLB of Chicago outstanding with no change from the amount of advances as of March 31, 2001. We use our liquidity resources principally to meet outstanding commitments on loans, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. We anticipate no foreseeable problems in meeting current loan commitments. At June 30, 2001, we had outstanding commitments to extend credit, which amounted to $3.0 million (including $2.2 million, in available revolving commercial and agricultural lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet any foreseeable liquidity needs.

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

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations

REGULATORY CAPITAL

         At June 30, 2001, the Bank was in compliance with all of the aforementioned capital requirements as summarized below:
                                                                   JUNE 30, 2001
                                                                      (1,000'S)

Tier I Capital:
         Common stockholders' equity                                      $8,223
         Unrealized loss (gain) on securities available for sale            (24)
         Less disallowed intangible assets                                   (4)

           Total Tier I Capital                                            8,195

Tier II Capital:
         Total Tier I capital                                              8,195
         Qualifying allowance for loan losses                                584

           Total capital                                                   8,779

Risk-weighted assets                                                      53,805
Quarter average assets                                                    86,921

                                                                                               To be Well Capitalized
                                                                                                  Under the Prompt
                                                                        For Capital              Corrective Action
                                                Actual                Adequacy Purposes             Provisions
                                                ------                -----------------             ----------
                                         Amount         Ratio       Amount          Ratio       Amount        Ratio
                                         ------         -----       ------          -----       ------        -----
  As of June 30, 2001:
     Total Risk-Based Capital
       (to Risk-Weighted Assets)         $8,779        16.32%       $4,304          8.00%       $5,381        10.00%
     Tier I Capital
      (to Risk-Weighted Assets)           8,195        15.23%        2,152          4.00%        3,228         6.00%
     Tier I Capital
      (to Average Assets)                 8,195         9.43%        3,477          4.00%        4,346         5.00%


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




              b)   Reports on Forms 8-K: None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     FIRST ROBINSON FINANCIAL
                                     CORPORATION



Date:    August 13, 2001             /s/ Rick L. Catt
         ---------------             ----------------
                                     Rick L. Catt
                                     President and Chief Executive Officer

Date:    August 13, 2001             /s/ Jamie E. McReynolds
         ---------------             -----------------------
                                     Jamie E. McReynolds
                                     Chief Financial Officer and Vice President