Form 10QSB
period 2001-09-30
FIRST ROBINSON FINANCIAL CORP
filed 2001-11-14
CIK 1035991

                         SECURITY AND EXCHANGE COMMSSION

                              WASHNGTON, D.C. 20549

                                   FORM 10-QSB
  (Mark One)
     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001
                                    ------------------

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          Commission File Number:    0-29276
                                     -------

                      FIRST ROBINSON FINANCIAL CORPORATION
               (Exact name of registrant as specified its charter)

          DELAWARE                                         36-4145294
         ----------                                        -----------
(State or other jurisdiction                          I.R.S. Employer ID Number
of incorporation or organization)


501 EAST MAIN STREET, ROBINSON.  ILLINOIS 62454
-----------------------------------------------
(Address of principal executive offices)      (Zip Code)

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

As of November 13, 2001, the Registrant had 528,902 shares of Common Stock, par value $0.01, issued and outstanding.




Transitional Small Business Disclosure Format (check one):
                                          YES            NO  X
                                                             ---

                      FIRST ROBINSON FINANCIAL CORPORATION

                              Index to Form 10-QSB


   PART 1. FINANCIAL INFORMATION
                                                                                          PAGE

       Item 1. Financial Statements

           Consolidated Balance Sheet as of September 30, 2001
               And March 31, 2001                                                           3

           Consolidated Statements of Income for the Three and Six Month Periods
               Ended September 30, 2001 and September 30, 2000                              4

           Consolidated Statements of Stockholders' Equity for the Six Month Periods
                Ended September 30, 2001 and September 30, 2000                             5

           Consolidated Statements of Cash Flows for the Three and Six Month Periods
                Ended September 30, 2001 and September 30, 2000                             6

           Notes to Consolidated Financial Statements                                       8

       Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                            10

   PART II OTHER INFORMATION

       Item 1.   Legal Proceedings                                                         16

       Item 2.   Changes in Securities                                                     16

       Item 3.   Defaults Upon Senior Securities                                           16

       Item 4.   Submission of Matters to a Vote of Security Holders                       16

       Item 5.   Other Information                                                         16

       Item 6.   Exhibits and Reports on Form 8-K                                          16


              SIGNATURES                                                                   17


                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION


                                                                                    Unaudited        Audited
                                                                                    9/30/01         3/31/01
                                                                                    -------         --------
ASSETS                                                                                      ($1,000's)
Cash and Cash Equivalents:
    Cash and due from banks                                                           $769             $954
    Interest bearing deposits in banks                                              13,758            5,925
                                                                                    ------            -----
       Total Cash and Cash Equivalents                                              14,527            6,879

  Securities available for sale, amortized cost of $14,105 and $16,994 at
    Sept. 30, 2001 and March 31, 2001 respectively                                  14,352           17,065
  Securities held to maturity, estimated market value of $80,000 and
    $100,000 at Sept. 30, 2001 and March 31, 2001, respectively                         79               99
  Loans, net of allowance for loan losses of $546,000 and $620,000 at
   Sept. 30, 2001 and March 31, 2001, respectively                                  61,112           60,812
  Foreclosed assets, net                                                                73               51
  Premises and equipment, net                                                        2,860            2,891
  Accrued interest receivable                                                          646              646
  Prepaid income taxes                                                                  41              104
       Other assets                                                                    299              318
                                                                                       ---              ---

       Total Assets                                                                $93,989          $88,865
                                                                                   -------          -------

                             LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits
   Non-interest-bearing                                                             $5,702           $5,132
   Interest-bearing                                                                 71,393           66,473
                                                                                    ------           ------
       Total Deposits                                                               77,095           71,605

  Advances from Federal Home Loan Bank                                               3,000            3,000
  Repurchase agreements                                                              4,397            4,528
  Advances from Borrowers for taxes and insurance                                       43               85
  Accrued interest payable                                                             271              345
  Deferred income taxes                                                                 55                6
  Accrued expenses                                                                     198              254
                                                                                       ---              ---
       Total Liabilities                                                            85,059           79,823
                                                                                    ======           ======
  Commitments and Contingencies

  Stockholders' Equity
  Preferred stock, $.01 par value; authorized 500,000 shares,
           No shares issued and outstanding
  Common stock, $ .01 par value; authorized 2,000,000 shares
    859,625 shares issued and outstanding                                                9                9
  Additional paid-in capital                                                         8,354            8,338
  Retained earnings                                                                  5,686            5,744
  Treasury stock, at cost (323,492 shares 9/30/01; 300,366 shares 3/31/01)         (4,698)          (4,356)
  Accumulated other comprehensive income                                               154               44
  Common stock acquired by ESOP/RRP                                                  (575)            (737)
                                                                                     -----            -----
       Total Stockholders' Equity                                                    8,930            9,042
                                                                                     -----            -----

       Total Liabilities and Stockholders' Equity                                  $93,989          $88,865
                                                                                   =======          =======


The accompanying notes are an integral part of these consolidated financial statements.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
      For the Three and Six Month Periods Ended September 30, 2001 and 2000
                                   (Unaudited)


                                                           THREE MONTH PERIOD                   SIX MONTH PERIOD
                                                           ------------------                   -----------------
                                                                                ($1,000's)
                                                      2001             2000                  2001              2000
                                                      ----             ----                  ----              ----

 Interest income:
     Interest on loans, including fees              $1,349           $1,414                $2,704            $2,853
     Taxable                                           251              228                   512               482
     Tax-exempt                                         16               20                    32                40
     Dividends                                          10               13                    21                23
                                                        --               --                    --                --
        Total interest income                        1,626            1,675                 3,269             3,398
                                                     -----            -----                ------             -----

   Interest expense:
     Interest on deposits                              699              743                 1,405             1,485
     Interest on FHLB advances                          41               59                    82               129
     Interest on repurchase agreements                  44               56                    92                80
                                                        --               --                    --                --
      Total interest expense                           784              858                 1,579             1,694
                                                       ---              ---                 -----             -----

       Net interest income                             842              817                 1,690             1,704

   Provision for loan losses                           130              115                   210               130
                                                       ---              ---                   ---               ---

       Net interest income after provision             712              702                 1,480             1,574

   Non-interest income:
     Charges and fees on deposit accounts              112              123                   222               225
     Charges and other fees on loans                    20               12                    35                22
     Other non-interest income                          21               44                    45                79
     Net gain on sale of loans                          16                0                    23                 5
     Net realized gain on sale of investments            0                2                    10                 2
                                                         -                -                    --                 -
  Total other income                                   169              181                   335               333

   Non-interest expense:
     Compensation and employee benefits                459              438                   906               865
     Occupancy and equipment                           129              143                   251               265
     Foreclosed property expense                        17                0                    17                 2
     Data Processing                                    34               28                    67                53
     Audit, legal and other professional                31               21                    70                42
     SAIF deposit insurance                              4                4                     7                 8
     Advertising                                        25               23                    48                55
     Telephone and postage                              24               27                    54                51
     Loss on sale of foreclosed property                 0                0                    25                 0
     Other                                             107               94                   201               188
                                                       ---               --                   ---               ---
      Total other expenses                             830              778                 1,646             1,529
                                                       ---              ---                 -----             -----

       Income before income tax                         51              105                   169               378

   Provision for income taxes                            2               40                    46               142
                                                        --               --                    --               ---

      Net Income                                       $49              $65                  $123              $236
                                                       ===              ===                  ====              ====

   Earnings Per Share-Basic                          $0.10            $0.12                 $0.24             $0.42
   Earnings Per Share-Diluted                        $0.10            $0.12                 $0.24             $0.42


The accompanying notes are an integral part of these consolidated statements.
                                        4

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               For The Quarters Ended September 30, 2001 and 2000
                                   (Unaudited)


                                                                                       Unallocated    Accumulated
                                                                                          ESOP          Other
                               Common       Paid-in       Retained       Treasury         and       Comprehensive
                                 Stock      Capital       Earnings       Stock            RRP           Income       Total
                                 -------------------------------------------------------------------------------------------
                                                                       ($1,000's)

Balance at March 31, 2001           $9       $8,338        $5,744       $(4,356)        $(737)           $44       $9,042
Net Income                                                    123                                                     123
                                                                                                                        -

Other Comprehensive Income
   Unrealized gain (loss) on securities                                                                              186
   Realized (gain) loss on sale of securities                                                                        (10)
   Related tax effects                                                                                               (66)
                                                                                                                     ----
Total other comprehensive income                                                                         110          110
                                                                                                                      ---
   Total comprehensive income                                                                                        $233

 Allocation of ESOP shares                       16                                        36                          52
Allocation of RRP shares                                                                  126                         126
Treasury Stock at cost (23,126 shares)                                     (342)                                     (342)
Dividends paid                                               (181)                                                   (181)
                               ---------------------------------------------------------------------------------------------
Balance at Sept. 30, 2001           $9       $8,354        $5,686       $(4,698)        $(575)          $154       $8,930
                                    ==       ======        ======       ========        ======          ====       ======


The accompanying notes are an integral part of these consolidated financial statements.


                                                                                       Unallocated   Accumulated
                                                                                          ESOP         Other
                               Common       Paid-in       Retained       Treasury         and       Comprehensive
                                 Stock      Capital       Earnings       Stock            RRP          Income        Total
                                 -------------------------------------------------------------------------------------------
                                                                      ($1,000's)

Balance at March 31, 2000           $9       $8,305        $5,585       $(3,243)         $(936)        $(414)      $9,306
Net Income                                                    236                                                     236

Other Comprehensive Income
   Unrealized gain (loss) on securities                                                                              254
   Realized (gain) loss on sale of securities                                                                         (2)
Related tax effects                                                                                                 (105)
                                                                                                                    -----
Total other comprehensive income                                                                         147          147
                                                                                                                      ---
   Total comprehensive income                                                                                        $383

Rounding                                                        1                                                       1
Allocation of ESOP shares           16                                                      38                         54
Allocation of RRP shares                                                                   124                        124
Treasury Stock at cost (20,433shares)                                      (655)                                     (655)
Dividends paid                                              (196)                                                    (196)
                               ---------------------------------------------------------------------------------------------
Balance at Sept. 30, 2000           $9       $8,321        $5,626       $(3,898)         $(774)        $(267)      $9,017
                                    ==       ======        ======       ========         =====-        ======      ======


 The accompanying notes are an integral part of these consolidated financial statements.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the Three and Six Month Periods Ended September 30, 2001 and 2000
                                   (UNAUDITED)



                                                              THREE MONTH PERIOD                SIX MONTH PERIOD
                                                              ------------------                 ----------------
                                                                                   ($1,000's)

                                                              2001           2000              2001         2000
                                                              ----           ----              ----         ----
Cash flows from operating activities:
   Net income                                                  $49           $ 65              $123         $236

   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
     Provision for depreciation                                 75             91               146           163
     Provision for loan losses                                 130            115               210           130
     Net amortization and accretion on investments              16              2                29             6
     ESOP shares allocated                                      26             27                52            54
     (Increase) in accrued interest receivable                (108)            (6)                0           (47)
     Decrease (increase) in prepaid income taxes                19           (139)               63          (139)
     (Increase) decrease in other assets                       (32)          (383)               19          (366)
     Increase (decrease) in accrued interest payable             2             14               (74)            1
     (Decrease)  in accrued income taxes                         0            (62)                0          (228)
     Decrease in accrued expenses                             (165)          (166)              (56)          (82)
     FHLB Stock dividends                                       (8)            (8)              (17)          (15)
     Gain on sale of securities available for sale               0             (2)              (10)           (2)
     Gain on sale of loans                                     (16)             0               (23)           (5)
     Loss on sale of foreclosed assets                           0              0                25             0
                                                                 -              -                --             -
       Net cash provided by (used in) operating activities     (12)          (452)              487          (294)
                                                               ----          -----              ---          -----

   Cash flows from investing activities:
     Proceeds from maturities of securities held to maturity     0               0               20            20
     Proceeds from sale of securities available for sale         0             502              233           502
     Proceeds from sale of mortgage-backed securities
             available for sale                                  0           1,204              760         1,204

     Purchase of mortgage-backed securities
               available for sale                                0               0                0          (468)
     FHLB Stock purchased                                        0               0                0           (76)
     Federal Reserve Bank Stock purchased                        0               0                0          (140)
     Federal Reserve Bank Stock sold                             0               0              135             0
     Repayment of principal- mortgage-backed securities        903             391            1,749           745
     Increase in loans receivable                             (827)         (1,052)          (3,314)       (2,730)
     Proceeds from sale or participation of originated loans 1,424           2,419            2,744         2,740
     Proceeds from sale of foreclosed assets                     0               0               29             0
     Purchase of premises and equipment                        (47)            (65)            (115)         (297)
                                                               ----            ----            -----         -----
       Net cash provided by investing activities              1,453          3,399            2,241         1,500
                                                              -----          -----            -----         -----




The accompanying notes are an integral part of these consolidated financial statements.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLDIATED STATEMENT OF CASH FLOWS
      For The Three and Six Month Periods Ended September 30, 2001 and 2000
                                   (Unaudited)


                                                              THREE MONTH PERIOD                     SIX MONTH PERIOD
                                                              ------------------                     -----------------
                                                                                     ($1,000's)

                                                              2001           2000                  2001          2000
                                                              ----           ----                  ----          ----
   Cash flows from financing activities:
      Net increase (decrease) in deposits                    $6,316          $1,130                $5,490       $(1,238)

      Increase (decrease) in repurchase agreements            1,674            (451)                 (131)        1,694
      Advances from Federal Home Loan Bank                        0          11,500                     0        28,700
      Repayment of FHLB advances                                  0         (15,500)                    0       (29,100)
      (Decrease) increase in advances from borrowers
         for taxes and insurance                                (76)             (2)                  (42)           21
      Dividends paid                                              0               0                  (181)         (196)
      Funding of Recognition & Retention Plan                   126             124                   126           124
      Purchase of treasury stock                               (268)           (364)                 (342)         (655)
                                                              -----           -----                 ----          ----
         Net cash provided by (used in) financing activities  7,772          (3,563)                4,920          (650)
                                                              -----          -------                -----          ----

   Increase (decrease) in cash and cash equivalents           9,213            (616)                7,648           556

   Cash and cash equivalents at beginning of period           5,314           3,831                 6,879         2,659
                                                              -----           -----                 -----         -----

   Cash and cash equivalents at end of period               $14,527          $3,215               $14,527        $3,215
                                                            =======-         ======                =======-      ======


   Supplemental Disclosures:
    Additional Cash Flows Information:
      Cash paid for:
        Interest on deposits, advances and
          repurchase agreements                                $777            $843                $1,653        $1,692

        Income taxes:
         Federal                                                  0             221                     0           437
         State                                                    0              19                     0            72

    Schedule of Non-Cash Investing Activities:
      Transfers to foreclosed real estate                        33             250                    73           250
      Refinanced other real estate owned                          0              56                     0            56

      Held to maturity securities transferred
          to available for sale                                   0             767                     0           767





The accompanying notes are an integral part of those consolidated financial statements.

               FIRST ROBINSON FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  (1)   Basis of Presentation
        ---------------------

  The consolidated financial statements include the accounts of First Robinson Financial Corporation (the Company) and its wholly owned subsidiary, First Robinson Savings Bank, National Association (the Bank). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report dated April 27, 2001. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company at September 30, 2001 and the results of its operations and cash flows for the three month and six month periods ended September 30, 2001 and 2000. The results of operations for those months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.


  (2)   Stock Conversion
        ----------------

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

  (3)   Earnings Per Share
        ------------------

  The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which requires entities with complex capital structures to present both basic earnings per share ("EPS") and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities of other contracts to issue common stock (such as stock options) were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period, plus common-equivalent shares computed using the treasury stock method. The Company's weighted average common shares outstanding were 503,332 and 555,440 for the three-month periods and 508,202 and 564,838 for the six-month periods ending September 30, 2001 and 2000 respectively. The Company approved a stock option plan during the quarter ended September 30, 1998. This plan had no dilutive effect on the earnings per share since current stock price was less than option price.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4) Employee Stock Ownership Plan
    -----------------------------

In connection with the conversion to the stock form of ownership, the Board of Directors established an employee stock ownership plan (ESOP) for the exclusive benefit of participating employees. Employees age 21 or older who have completed one year of service are eligible to participate. Upon the issuance of the common stock, the ESOP acquired 68,770 shares of $0.01 par value common stock at the subscription price of $10.00 per share. The Bank makes contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. As the debt is repaid, shares are released from collateral and allocated to active employees. The Bank accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. As shares are released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share calculations. Dividends on allocated shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt or accrued interest. ESOP compensation expense was $27,000 for the three months ended September 30, 2001 and $28,000 for the three months ended September 30, 2000. For the six- month periods ESOP compensation expense amounted to $53,000 for the period ended September 30, 2001 and $55,000 for the period ended September 30, 2000.

The ESOP shares at September 30, 2001 and 2000 were as follows:

                                                                2001              2000
                                                                ----              ----
              Allocated shares                                 30,781            23,168
              Shares released for allocation                    5,432             5,710
              Unallocated shares                               32,557            39,892
                                                               ------            ------
              Total ESOP shares                                68,770            68,770

              Fair value of unallocated shares               $455,798          $580,927


(5) Comprehensive Income
    --------------------
The company has adopted FASB Statement No. 130, Reporting Comprehensive Income. The statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes net income and other comprehensive income, which for the Company includes unrealized gains and losses on securities available for sale.
Comprehensive income, unaudited, for the three and six month periods ended September 30, 2001 and 2000 are as follows:


                                                          THREE MONTH PERIOD            SIX MONTH PERIOD
                                                          ------------------            ----------------
                                                          2001         2000             2001          2000
                                                          ----         ----             ----          ----
                                                                             ($1,000)

Net Income (Loss)                                          $49          $65             $123          $236
Other Comprehensive Income
Unrealized gains (losses) on securities                    208          132             186            254
Realized (gains) losses on securities                        0          (2)             (10)            (2)
Related tax effects                                        (78)         (48)            (66)          (105)
                                                           ----          ----            ----          ----
Other Comprehensive Income (Losses)                        130           82              110           147
                                                           ---           --              ---           ---

Comprehensive Income                                      $179         $147             $233          $383
                                                          ====         ====             ====          ====

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

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations


BUSINESS STRATEGY

        We are a community-oriented, locally owned financial institution offering community banking services to residents and businesses of Crawford County, Illinois, our primary market area. We also offer fixed rate mortgage products through the Federal Home Loan Bank of Chicago and USDA Rural Development. These programs continue to grow and have provided additional non-interest income to our Bank. We have introduced a new preferred checking account as we continue to see excellent growth in the number of new checking and savings accounts. The growth and push for new low interest bearing accounts fits well within our strategic plan of lowering our overall cost of funds. We offer Internet banking to customers with a cash management package available. PrimeVest Financial Services provides investment brokerage services to our customers. We continue to see growth in that service. We maintain a strong presence in the community and are the only independent community bank in Robinson, Palestine and Oblong, Illinois.

FINANCIAL CONDITION

COMPARISON AT SEPTEMBER 30, 2001 AND MARCH 31, 2001

        Total assets increased by approximately $5.1 million or 5.8% to $94.0 million at September 30, 2001 from $88.9 million at March 31, 2001. This increase in total assets was primarily the result of a $7.6 million or 111.2% increase in cash and cash equivalents. Loans receivable, net had a slight increase of $300,000 or .5%. The increase in cash and cash equivalents and loans receivable was offset by a $2.7 million or 15.9% decrease in securities available for sale. Due to low loan demand and unattractive rates on investments, the cash received from repayments of securities and from an increase in deposits is at the present time being held in an interest bearing deposit account.

       Liabilities increased approximately $5.2 million or 6.6% to $85.0 million at September 30, 2001 from $79.8 million at March 31, 2001. A $5.5 million, or 7.7%, increase in deposits was the primary reason for the increase in our liabilities. The increase in deposits was offset by a decrease of $131,000 or 2.9% in repurchase agreements, a $74,000 or 21.4% decrease in accrued interest payable and a decrease of $56,000 or 22.0% in accrued expenses. The significant increase in deposits was primarily due to an increase in public funds deposited.

       Stockholders' equity decreased $112,000 or 1.2% to $8.9 million as of September 30, 2001 from $9.0 million on March 31, 2001. The primary factor associated with the decrease in stockholders' equity was the purchase an additional $342,000 of treasury stock or 23,126 shares, bringing the total amount of treasury stock to $4.7 million, or 323,500 shares as of September 30, 2001. The payment of a $0.33 per share dividend to stockholders of record as of June 1, 2001 amounted to a total of $181,000 being paid from retained earnings. However, this payment was offset in part by the addition of six months of earnings of $123,000 to retained earnings. The release for allocation of $52,000 in Employee Stock Ownership Plan shares, the allocation of $126,000 in Recognition and Retention Plan shares and the increase of $110,000 in accumulated other comprehensive income offset the decrease of stockholders' equity due to the purchase of treasury shares.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

PERFORMANCE SUMMARY

       Net income was $49,000 for the second quarter of the fiscal year. For the same quarter in fiscal 2000, we reported net income of $65,000. The $16,000 or 24.6% decrease in net income was primarily due to an increase of $52,000 or 6.7% in non-interest expense and a decrease of $12,000 or 6.6% in non-interest income, offset by an increase of $10,000 or 1.4% in net interest income after provision for loan losses and a decrease of $38,000 or 95.0% in provision for income taxes.

NET INTEREST INCOME

       Net interest income increased by $10,000 or 1.4% to $712,000 during the three months ended September 30, 2001, as compared to $702,000 during the same period in the prior year. Interest income decreased by $49,000 or 2.9%. However, interest expense decreased by $74,000 or 8.6% from $858,000 for the quarter ended September 30, 2000 to $784,000 in comparison for the quarter ended September 30, 2001. During the quarter, we adjusted our rates to reflect the current trend in the economy. The average rate paid on interest-bearing liabilities during the quarter ended September 30, 2001 is approximately 60 basis points below the average rate paid during the same quarter the previous year.

NON-INTEREST INCOME

       Total non-interest income decreased by $12,000 or 6.6% to $169,000 during the three months ended September 30, 2001, as compared to $181,000 during the same period in the prior year. The decrease in total non-interest income was due to a decrease of $11,000 or 8.9% in charges and fees on deposit accounts, a decrease of $23,000 or 52.3% in other non-interest income, and a decrease of $2,000 in net realized gain on sale of investments. These decreases were offset in part by an increase of $8,000 or 66.7% in charges and other fees on loans and an increase of $16,000 in gain on loans sold. With the decrease in mortgage rates, the demand for our fixed rate mortgages offered through the Federal Home Loan Bank of Chicago MPF program contributed 9.5% of our non-interest income for the quarter.

NON-INTEREST EXPENSE

       Total non-interest expense increased by $52,000 or 6.7% to $830,000 during the three months ended September 30, 2001, as compared to $778,000 during the same period in the prior year. This increase was due primarily to an increase of $21,000 or 4.8% in compensation and employee benefits, an increase of $17,000 in foreclosed property expense, an increase of $6,000 or 21.4% in data processing expense, a $10,000 or 47.6% increase in legal and professional fees, an increase of $2,000 or 8.7% in advertising expense and an increase of $13,000 or 13.8% in other operating expenses. These increases were offset by a decrease of $14,000 or 9.8% in occupancy and equipment expense and a decrease of $3,000 or 11.1% in telephone and postage expenses. The increase in compensation expense is primarily from cost of living adjustments to current staff. Legal and other professional expenses are increased due to extensive collection efforts relating to a large agricultural credit.

PROVISION FOR LOAN LOSSES

       During the three months ended September 30, 2001, we recorded provision for loan losses of $130,000 as compared to $115,000 for the same period of the prior year. This represents an increase of $15,000 or 13.0%. We recorded such provisions to adjust our allowance for loan losses to a level deemed appropriate based on an assessment of the volume and lending presently being conducted by the bank, industry standards, past due loans, economic conditions in our market area generally and other factors related to the collectability of the loan portfolio. Our non-performing assets as a percentage of total assets was .40% at September 30, 2001, as compared to 1.95% at September 30, 2000. The allowance for loan and lease losses as a percentage of total assets was .58% as of September 30, 2001 and .83% at September 30, 2000.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations


PROVISION FOR INCOME TAXES

       The Company recognized a provision for federal and state income taxes of $2,000 for the three months ended September 30, 2001 as compared to a provision for income taxes of $40,000 for the same period in the prior year. The effective tax rate during the three months ended September 30, 2001 was 3.9% due to effects on annualizing taxable income as compared to 38.1% during the quarter ended September 30, 2000.

COMPARISON OF THE SIX MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

NET INCOME

       Net income was $123,000 during the six months ended September 30, 2001 as compared to $236,000 for the same period in the prior year. The $113,000 or 47.9% decrease in net income was primarily attributable to an increase in provision for loan losses of $80,000 or 61.5% and an increase of $117,000 or 7.7% in non-interest expense partially offset by a decrease of $2,000 or 0.6% in non-interest income and a decrease of $96,000 or 67.6% in provision for income taxes.

NET INTEREST INCOME

                  Net interest income decreased by $14,000 or 0.8% for the six-month period ended September 30, 2001 as compared to the same period in the previous year. For the six-months ended September 30, 2001, interest income decreased by $129,000 or 3.8% from the six months ended September 30, 2000. However, the decrease in interest income was partially offset by a decrease in interest expense of $115,000 or 6.8% from the September 30, 2000 period. We have $7.2 million of agriculture and commercial loans that adjust daily with the prime rate as published in the Wall Street Journal. The 200 basis point drop in the prime rate during this six month period had a direct effect on our interest income.

NON-INTEREST INCOME

         Our non-interest income increased by $2,000 or 0.6% to $335,000 for the six month period in this fiscal year as compared to $333,000 for the same period in the prior year. The increase was a result of increases in charges and other fees on loans of $13,000 or 59.1%, net gains from the sale of loans of $18,000 or 360.0% and the realized gain on the sale of investments held available for sale of $8,000 or 400.0%. These increases were offset by a $34,000 or 43.0% decrease in other non-interest income and a $3,000 or 1.3% decrease in charges and fees on deposit accounts. The decrease in other non-interest income is a result selling our Internet Service provider service, a decision management believes was justified given the long-term costs of keeping up with changes in technology and staffing requirements.

NON-INTEREST EXPENSE

         Non-interest expense increased by $117,000 or 7.7% from $1.5 million for September 30, 2000 to $1.6 million as of September 30, 2001. The increase in non-interest expense is primarily from a $41,000 or 4.7% increase in compensation and employee benefits, a $15,000 or 750.0% increase in foreclosed property expense, a $14,000 increase or 26.4% in data processing expenses, an increase of $28,000 or 66.7% increase in audit, legal and other professional fees, a $3,000 or 5.9% increase in telephone and postage expense, a $13,000 or 6.9% increase in other expenses and the increase of $25,000 in the loss on the sale of foreclosed property. The increases are offset by decreases of $14,000 or 5.3% in occupancy and equipment expenses, $7,000 or 12.7% in advertising and $1,000 or 12.5% in deposit insurance fees.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations

PROVISION FOR LOAN LOSSES

         The provision for loan losses for the six-month period ending September 30, 2001 increased by $80,000 or 61.5% from the six months ended September 30, 2000. We recorded a provision for loan losses of $210,000 for this six-month period in comparison to $130,000 for the six months in the previous year. We adjusted our provision for loan losses after assessing a large agricultural borrower who has filed bankruptcy. The loan has been placed on non-accrual. Economic conditions in our market area, industry standards, past due loans and any other factors related to the collection of our loan portfolio also affected the level of provisions. Our non-performing assets as a percentage of total assets was .40% at September 30, 2001 as compared to .90% at March 31, 2001. The allowance for loan and lease losses as a percentage of total assets was .58% as of September 30, 2001 and .70% as of March 31, 2001.

 PROVISION FOR INCOME TAXES

         We recognized provision for income taxes of $46,000 for the six months ended September 30, 2001 as compared to $142,000 for the six months in the prior year. The effective tax rate for this six-month period was 27.2% do to the decreased income level in the current year and 37.6% for the six months ended September 30, 2000.

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

       At September 30, 2001 we had $3.0 million in fixed-rate fixed-term advances from the FHLB of Chicago outstanding resulting in no change from March 31, 2001. We use our liquidity resources principally to meet outstanding commitments on loans, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. We anticipate no foreseeable problems in meeting current loan commitments. At September 30, 2001, we had outstanding commitments to extend credit, which amounted to $3.6 million (including $2.8 million, in available revolving commercial and agricultural lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet any foreseeable liquidity needs.

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

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations

REGULATORY CAPITAL

       The Company and the Bank are subject to capital requirements of the federal bank regulatory agencies which requires the Bank to maintain minimum ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8% respectively. Tier I capital consists of total stockholders' equity calculated in accordance with generally accepted accounting principals less intangible assets, and total capital is comprised of Tier I capital plus certain adjustments, the only one of which is applicable to the Bank is the allowance for loan losses. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Bank adjusted for relative risk levels using formulas set forth by federal regulations. The Bank is also subject to a leverage capital requirement, which calls for a minimum ratio of Tier I capital to quarterly average total assets of 3% to 5%, depending on the institution's composite ratings as determined by its regulators.

         At September 30, 2001, both the Bank and the Company were in compliance with the capital requirements. The Bank's requirements are summarized below:


                                                                                                    September 30,  2001
                                                                                                    -------------------
                                                                                                         (1,000'S)
Tier I Capital:
         Common stockholders' equity                                                                          8,437
         Unrealized loss (gain) on securities available for sale                                              (154)
         Less disallowed intangible assets                                                                      (5)

           Total Tier I Capital                                                                               8,278

Tier II Capital:
         Total Tier I capital                                                                                 8,278
         Qualifying allowance for loan losses                                                                   546

           Total capital                                                                                      8,824

Risk-weighted assets                                                                                         55,826
Quarter average assets                                                                                       89,016


                                                                                                       To be Well Capitalized
                                                                                                           Under the Prompt
                                                                               For Capital                 Corrective Action
                                                ACTUAL                      ADEQUACY PURPOSES                 PROVISIONS
                                                ------                      -----------------                 ----------
                                         AMOUNT         RATIO             AMOUNT          RATIO           AMOUNT          RATIO
                                         ------         -----             ------          -----           ------          -----
  As of September 30, 2001:
     Total Risk-Based Capital
       (to Risk-Weighted Assets)          8,824        15.81%              4,466          8.00%             5,583        10.00%
     Tier I Capital
      (to Risk-Weighted Assets)           8,278        14.83%              2,233          4.00%             3,350         6.00%
     Tier I Capital
      (to Average Assets)                 8,278         9.30%              3,561          4.00%             4,451         5.00%

At the time of the conversion of the Bank to a stock organization, a special liquidation account was established for the benefit of eligible account holders and the supplemental account holders in an amount equal to the net worth of the Bank. This special liquidation account will be maintained for the benefit of eligible account holders and the supplemental account holders who continue to maintain their accounts in the Bank after the conversion on June 27, 1997. In the unlikely event of a complete liquidation, each eligible and the supplemental eligible account holders will be entitled to receive a liquidation distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The Bank may not declare or pay cash dividends on or repurchase any of its common stock if stockholders' equity would be reduced below applicable regulatory capital requirements or below the special liquidation account.

                            PART II OTHER INFORMATION


Item 1.      Legal Proceedings
             -----------------
              None

Item 2.      Changes in Securities
             ---------------------
              None.

Item 3.      Defaults Upon Senior Executives
             --------------------------------
               None.

Item 4.      Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------

               (a) On July 26, 2001, the Company held its Annual Meeting of Stockholders.

               (b) At the meeting, Scott F. Pulliam and William K. Thomas were elected as directors for terms to expire in 2004.

               (c)  Stockholders voted on the following matters:

                    (i) The election of the following three directors of the Corporation;


                                                                                       BROKER
             VOTES:                    FOR         WITHHELD        ABSTAIN       NON-VOTES
             ------                    ---         --------        -------      ---------

             Scott F. Pulliam        381,202        28,155              0               0

             William K. Thomas       404,992         4,365              0               0


               (ii) The ratification of the appointment of Larsson,
                      Woodyard & Henson, LLP as auditors for the Company for the fiscal year ending March 31, 2002.

                                                                                        BROKER
             VOTES:                    FOR          AGAINST        ABSTAIN       NON-VOTES
             ------                    ---          -------        -------       ---------

                                     406,932         1,200           1,225               0

Item 5.      Other Information
             ------------------
              None

Item 6.      Exhibits and Reports On Form 8-K
             --------------------------------

               (a)  The following exhibits are filed herewith:

                    1.   Exhibit 11: Statement Regarding Computation of
                         Earnings.


               (b)  Reports Form 8-K:

                    No reports on Form 8-K were filed during the quarter ended September 30, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FIRST ROBINSON FINANCIAL
                                      CORPORATION



Date:    November 13, 2001            /S/ Rick L. Catt
         -----------------            ----------------
                                      Rick L. Catt
                                      President and Chief Executive Officer

Date:    November 13, 2001            /s/ Jamie E. Mcreynolds
         -----------------            -----------------------
                                      Jamie E. McReynolds
                                      Chief Financial Officer and Vice President

                                   EXHIBIT 11

              STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE

                        AS OF SEPTEMBER 30, 2001 AND 2000


                                                                       THREE MONTH PERIOD               SIX MONTH PERIOD

                                                                   2001             2000              2001             2000 (1)
                                                                   ----             ----              ----             ----

Net Earnings (in thousands)                                         $49              $65              $123             $236

  Basic earnings per share:
    Weighted average shares outstanding                         859,625          859,625           859,625          859,625


    Less unearned employee stock ownership plan shares         (33,462)         (40,844)          (34,368)         (41,795)

    Less shares repurchased                                   (322,831)        (263,341)         (317,055)        (252,992)

    Average option shares granted                                     0                0                 0                0

    Less assumed purchase of shares using treasury method             0                0                 0                0
                                                                     --                -                 -                -

  Common and common equivalent shares outstanding               503,332          555,440           508,202          564,838
                                                                =======          =======           =======          =======

  Earnings per common share - basic                               $0.10           $0.12              $0.24            $0.42
                                                                  -----           ------             -----            -----

  Diluted earnings per share:
    Weighted average shares outstanding                         859,625         859,625            859,625          859,625

    Less unearned employee stock ownership plan shares         (33,462)        (40,844)           (34,368)         (41,795)

    Less shares repurchased                                   (322,831)        (263,341)         (317,055)        (252,992)

    Average option shares granted  (2)                           70,151           52,613            70,151           52,613

    Less assumed purchase of shares using treasury method      (70,151)         (52,613)          (70,151)         (52,613)
                                                               --------         --------          --------         --------

  Common and common equivalent shares outstanding               503,332          555,440           508,202          564,838
                                                                =======          =======           =======          =======

  Earnings per common share - diluted                             $0.10           $0.12              $0.24            $0.42
                                                                  -----           ------             -----            -----



(1)      See page 8 for Earnings per Share
(2)      Option price exceeds market price