Form 10QSB
period 2001-12-31
FIRST ROBINSON FINANCIAL CORP
filed 2002-02-14
CIK 1035991

                         SECURITY AND EXCHANGE COMMSSION
                              WASHNGTON, D.C. 20549
                                   FORM 10-QSB

    (Mark One)
        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2001
                                       -----------------

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

As of February 12, 2002, the Registrant had 528,902 shares of Common Stock, par value $0.01, issued and outstanding.




Transitional Small Business Disclosure Format (check one):
                                          YES                 NO  X
                                                                  -


                      FIRST ROBINSON FINANCIAL CORPORATION
                              Index to Form 10-QSB

PART 1. FINANCIAL INFORMATION                                                                      PAGE

    Item 1. Financial Statements

        Consolidated Balance Sheet as of December 31, 2001
            And March 31, 2001                                                                       3

        Consolidated Statements of Income for the Three and Nine Month Periods
            Ended December 31, 2001 and December 31, 2000                                            4

        Consolidated Statements of Stockholders' Equity for the Nine Month Periods
             Ended December 31, 2001 and December 31, 2000                                           5

        Consolidated Statements of Cash Flows for the Three and Nine Month Periods
             Ended December 31, 2001 and December 31, 2000                                           6

        Notes to Consolidated Financial Statements                                                   8

    Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                         10

PART II OTHER INFORMATION

    Item 1.   Legal Proceedings                                                                      20

    Item 2.   Changes in Securities                                                                  20

    Item 3.   Defaults Upon Senior Securities                                                        20

    Item 4.   Submission of Matters to a Vote of Security Holders                                    20

    Item 5.   Other Information                                                                      20

    Item 6.   Exhibits and Reports on Form 8-K                                                       20



           SIGNATURES                                                                                21




                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION


                                                                                                  Unaudited          Audited
                                                                                                   12/31/01          3/31/01
                                                                                                   --------          -------
                                      ASSETS                                                               ($1,000's)
Cash and Cash Equivalents:
  Cash and due from banks                                                                          $ 1,285           $   954
  Interest bearing deposits in banks                                                                11,132             5,925
                                                                                                   -------           -------
     Total Cash and Cash Equivalents                                                                12,417             6,879

Securities available for sale, amortized cost of $16,548 and $16,994 at
  Dec. 31, 2001 and March 31, 2001 respectively                                                     16,547            17,065
Securities held to maturity, estimated market value of $50,000 and
  $100,000 at Dec. 31, 2001 and March 31, 2001, respectively                                            50                99
Loans held for sale                                                                                    939                 0
Loans, net of allowance for loan losses of $578,000 and $620,000 at
 Dec. 31, 2001 and March 31, 2001, respectively                                                     59,234            60,812
Foreclosed assets, net                                                                                  73                51
Premises and equipment, net                                                                          2,819             2,891
Accrued interest receivable                                                                            533               646
Prepaid income taxes                                                                                     0               104
Deferred income tax                                                                                     54                 0
Other assets                                                                                           425               318
                                                                                                   -------           -------

     Total Assets                                                                                  $93,091           $88,865
                                                                                                   =======           =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Non-interest-bearing                                                                             $  5,589        $  5,132
  Interest-bearing                                                                                   72,213          66,473
                                                                                                   --------        --------
     Total Deposits                                                                                  77,802          71,605

Advances from Federal Home Loan Bank                                                                  3,000           3,000
Repurchase agreements                                                                                 2,768           4,528
Advances from Borrowers for taxes and insurance                                                          60              85
Accrued interest payable                                                                                242             345
Accrued income taxes                                                                                      3               0
Deferred income taxes                                                                                     0               6
Accrued expenses                                                                                        240             254
                                                                                                   --------        --------
     Total Liabilities                                                                               84,115          79,823
                                                                                                   ========        ========

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.01 par value; authorized 500,000 shares,
  No shares issued and outstanding
Common stock, $ .01 par value; authorized 2,000,000 shares
  859,625 shares issued and outstanding                                                                   9               9
Additional paid-in capital                                                                            8,360           8,338
Retained earnings                                                                                     5,863           5,744
Treasury stock, at cost (323,492 shares 12/31/01; 300,366 shares 3/31/01)                            (4,698)         (4,356)
Accumulated other comprehensive income                                                                   (1)             44

Common stock acquired by ESOP/RRP                                                                      (557)           (737)
                                                                                                   --------        --------
     Total Stockholders' Equity                                                                       8,976           9,042
                                                                                                   --------        --------

     Total Liabilities and Stockholders' Equity                                                    $ 93,091        $ 88,865
                                                                                                   ========        ========

The accompanying notes are an integral part of these consolidated financial statements



                      FIRST ROBINSON FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME For
        the Three and Six Month Periods Ended December 31, 2001 and 2000
                                   (Unaudited)
                                                                         Three Month Period                    Nine Month Period
                                                                         ------------------                    -----------------
                                                                                               ($1,000's)
                                                                      2001               2000               2001               2000
                                                                      ----               ----               ----               ----
Interest income:
    Interest on loans, including fees                                $1,278          $1,439          $3,982          $4,292
    Taxable                                                             258             224             770             706
    Tax-exempt                                                           16              19              48              59
    Dividends                                                             9              15              30              38
                                                                     ------          ------          ------          ------
     Total interest income                                            1,561           1,697           4,830           5,095
                                                                     ------          ------          ------          ------

Interest expense:
    Interest on deposits                                                645             771           2,050           2,256
    Interest on FHLB advances                                            42              13             124             142
    Interest on repurchase agreements                                    41              66             133             146
                                                                     ------          ------          ------          ------
     Total interest expense                                             728             850           2,307           2,544
                                                                     ------          ------          ------          ------

      Net interest income                                               833             847           2,523           2,551

Provision for loan losses                                                15             165             225             295
                                                                     ------          ------          ------          ------

      Net interest income after provision                               818             682           2,298           2,256

Non-interest income:
  Charges and fees on deposit accounts                                  115             109             337             320
  Charges and other fees on loans                                        19              14              54              36
  Other non-interest income                                              46              58              91             151
  Net gain on sale of loans                                              19              11              42              16
  Net realized gain on sale of investments                                0               5              10               7
  Net gain on sale of foreclosed property                                 0               6               0               6
                                                                     ------          ------          ------          ------
     Total other income                                                 199             203             534             536

Non-interest expense:
  Compensation and employee benefits                                    430             419           1,336           1,284
  Occupancy and equipment                                               115             147             366             412
  Foreclosed property expense                                             3              12              20              14
  Data Processing                                                        32              25              99              78
  Audit, legal and other professional                                    28              40              98              82
  SAIF deposit insurance                                                  3               3              10              11
  Advertising                                                            23              29              71              84
  Telephone and postage                                                  26              25              80              76
  Loss on sale of foreclosed property                                     0               0              25               0
  Other                                                                 100              99             301             287
                                                                     ------          ------          ------          ------
     Total other expenses                                               760             799           2,406           2,328
                                                                     ------          ------          ------          ------

      Income before income tax                                          257              86             426             464

Provision for income taxes                                               80              32             126             174
                                                                     ------          ------          ------          ------

     Net Income                                                      $  177          $   54          $  300          $  290
                                                                     ======          ======          ======          ======

Earnings Per Share-Basic                                             $ 0.36          $ 0.10          $ 0.59          $ 0.52

Earnings Per Share-Diluted                                           $ 0.36          $ 0.10          $ 0.59          $ 0.52


The accompanying notes are an integral part of these consolidated statements


                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                For The Quarters Ended December 31, 2001 and 2000
                                   (Unaudited)


                                                                                      Unallocated   Accumulated
                                                                                          ESOP         Other
                                 Common       Paid-in       Retained       Treasury       and      Comprehensive
                                 Stock        Capital       Earnings       Stock          Rrp          Income      Total
                                 -----------------------------------------------------------------------------------------
                                                                          ($1,000's)

Balance at March 31, 2001           $9         $8,338        $5,744        $(4,356)      $(737)          $44      $9,042
Net Income                                                      300                                                  300

Other Comprehensive Income
   Unrealized gain (loss) on securities                                                                             (62)
   Realized (gain) loss on sale of securities                                                                       (10)
   Related tax effects                                                                                                27
                                                                                                                      --
Total other comprehensive income                                                                        (45)        (45)
                                                                                                                    ----
   Total comprehensive income                                                                                       $255

 Allocation of ESOP shares                         22                                        54                       76
Allocation of RRP shares                                                                    126                      126
Treasury Stock at cost (23,126 shares)                                       (342)                                 (342)
Dividends paid                                                (181)                                                (181)
                               --------------------------------------------------------------------------------------------
Balance at Dec. 31, 2001            $9         $8,360        $5,863       $(4,698)       $(557)         $(1)      $8,976
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

                                                                                      Unallocated   Accumulated
                                                                                          ESOP         Other
                                 Common       Paid-in       Retained       Treasury       and      Comprehensive
                                 Stock        Capital       Earnings       Stock          Rrp          Income      Total
                                 -----------------------------------------------------------------------------------------
                                                                          ($1,000's)

Balance at March 31, 2000           $9         $8,305        $5,585       $(3,243)       $(936)       $(414)      $9,306
Net Income                                                      290                                                  290

Other Comprehensive Income
   Unrealized gain (loss) on securities                                                                              617

   Realized (gain) loss on sale                                                                                      (7)
   Related tax effects                                                                                             (239)
                                                                                                                   -----
   Total other comprehensive income                                                                      371         371
                                                                                                                     ---
   Total comprehensive income                                                                                       $661

Rounding                                                          1                                                    1
Allocation of ESOP shares                          25                                        57                       82
Allocation of RRP Shares                                                                    124                      124
Treasury Stock (61,306 shares)                                               (892)                                 (892)
Dividends paid                                                (196)                                                (196)
                               ------------------------------------------------------------------------------------------
Balance at Dec. 31, 2000            $9         $8,330        $5,680       $(4,135)       $(755)        $(43)      $9,086
                                    ==         ======        ======       ========       ======        =====      ======

The accompanying notes are an integral part of these consolidated financial statements.


                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS For
        the Three and Nine Month Periods Ended December 31, 2001 and 2000
                                   (UNAUDITED)


                                                                            Three Month Period              Nine Month Period
                                                                            ------------------              -----------------
                                                                                                ($1,000's)

                                                                          2001            2000            2001             2000
                                                                          ----            ----            ----             ----
Cash flows from operating activities:
   Net income                                                            $   177         $    54         $   300         $   290
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
     Provision for depreciation                                               73              89             219             252
     Provision for loan losses                                                15             165             225             295
     Net amortization and accretion on investments                            16               5              45              11
     ESOP shares allocated                                                    24              28              76              82
     Decrease (increase) in accrued interest receivable                      113              48             113               1
     Decrease (increase) in prepaid income taxes                              41              53             104            (86)
     Decrease (increase) in other assets                                   (126)             323           (107)            (43)
     (Decrease) increase in accrued interest payable                        (29)               2           (103)               3
     (Decrease) increase in accrued income taxes                               3               0               3           (228)
     (Decrease) increase in deferred income taxes                           (16)             111            (33)             111
     (Decrease) increase in accrued expenses                                  42             240            (14)             158
     Stock dividends on FHLB Stock                                           (8)             (9)            (25)            (24)
     (Gain) on sale of loans                                                (19)            (11)            (42)            (16)
     (Gain) on sale of mtg-backed securities and investments                   0             (5)            (10)             (7)
     (Gain) loss on sale of foreclosed property                                0             (6)              25             (6)
                                                                         -------         -------         -------         -------
       Net cash provided by (used in) operating activities                   306           1,087             776             793

   Cash flows from investing activities:
     Proceeds from sale of securities available for sale                       0             500             233           1,002
     Proceeds from sale of mortgage-backed securities
             available for sale                                                0               0             760           1,204

     Proceeds from maturities of securities held to maturity                  29              29              49              49
     Purchase of securities available for sale                                 0               0               0               0
     Purchase of mortgage-backed securities
             available for sale                                          (3,818)         (1,374)         (3,818)         (1,842)
     FHLB Stock purchased                                                      0               0               0            (76)
     Federal Reserve Bank Stock purchased                                      0               0               0           (140)
     Federal Reserve Bank Stock sold                                           0               0             135               0
     Purchase of Independent Bankers Bank Stock                             (60)               0            (60)               0
     Repayment of principal- mortgage-backed securities                    1,427             562           3,176           1,307
     Loans originated to be sold                                           2,883             624           5,203           1,172
     Decrease (increase) in loans receivable                             (3,892)         (1,499)         (9,502)         (4,774)

     Proceeds from sale or participation of originated loans               1,952           1,100           4,696           3,840
     Proceeds from sale of foreclosed property                                 0              59              22              56
     Purchase of premises and equipment                                     (32)            (39)           (147)           (336)
                                                                         -------         -------         -------         -------
       Net cash provided by (used in) investing activities               (1,511)            (38)             747           1,462


The accompanying notes are an integral part of these consolidated financial statements.


                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                    CONSOLDIATED STATEMENT OF CASH FLOWS For
        The Three and Nine Month Periods Ended December 31, 2001 and 2000
                                   (Unaudited)


                                                                         Three Month Period                  Nine Month Period
                                                                         ------------------                  -----------------

                                                                                              ($1,000's)


                                                                        2001             2000             2001             2000
                                                                        ----             ----             ----             ----
Cash flows from financing activities:
   Net increase (decrease) in deposits                                $    707         $    211         $  6,197         $ (1,027)
   Increase (decrease) in repurchase agreements                        (1,629)            2,110          (1,760)             3,804
   Advances from Federal Home Loan Bank                                      0            4,150                0            32,850
   Repayment of FHLB advances                                                0          (7,350)                0          (36,450)
   Increase in advances from borrowers
      for taxes and insurance                                               17             (75)             (25)              (54)
   Dividends paid                                                            0                0            (181)             (196)
   Funding of Recognition & Retention Plan                                   0                0              126               124
   Purchase of treasury stock                                                0            (237)            (342)             (892)
                                                                      --------         --------         --------         ---------
      Net cash provided by (used in) financing activities                (905)          (1,191)            4,015           (1,841)
                                                                      --------         --------         --------         ---------

Increase (decrease) in cash and cash equivalents                       (2,110)            (142)            5,538               414

Cash and cash equivalents at beginning of period                        14,527            3,215            6,879             2,659
                                                                      --------         --------         --------         ---------

Cash and cash equivalents at end of period                            $ 12,417         $  3,073         $ 12,417         $   3,073
                                                                      --------         --------         --------         ---------


Supplemental Disclosures:
 Additional Cash Flows Information:
   Cash paid for:
     Interest on deposits, advances and
       repurchase agreements                                          $    756         $    848         $  2,420         $   2,541

     Income taxes:
       Federal                                                              45               55               45               492
       State                                                                 7               35                7               107

Schedule of Non-Cash Investing Activities:
  Transfers to foreclosed real estate                                        0               97               73               132
  Refinanced other real estate owned                                         0                0                0                43
  Held to maturity securities transferred
     To available for sale                                                   0                0                0               767

The accompanying notes are an integral part of those consolidated financial statements.


               FIRST ROBINSON FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of First Robinson Financial Corporation (the Company) and its wholly owned subsidiary, First Robinson Savings Bank, National Association (the Bank). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report dated April 27, 2001. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company at December 31, 2001 and the results of its operations and cash flows for the three month and nine month periods ended December 31, 2001 and 2000. The results of operations for those months ended December 31, 2001 are not necessarily indicative of the results to be expected for the full year.


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

(3)  EARNINGS PER SHARE

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which requires entities with complex capital structures to present both basic earnings per share ("EPS") and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities of other contracts to issue common stock (such as stock options) were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period, plus common-equivalent shares computed using the treasury stock method. The Company's weighted average common shares outstanding were 497,250 and 538,867 for the three month periods and 504,536 and 556,218 for the nine month periods ending December 31, 2001and 2000 respectively. The Company approved a stock option plan during the quarter ended September 30, 1998. This plan had no dilutive effect on the earnings per share since current stock price was less than option price.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4)  EMPLOYEE STOCK OWNERSHIP PLAN

In connection with the conversion to the stock form of ownership, the Board of Directors established an employee stock ownership plan (ESOP) for the exclusive benefit of participating employees. Employees age 21 or older who have completed one year of service are eligible to participate. Upon the issuance of the common stock, the ESOP acquired 68,770 shares of $0.01 par value common stock at the subscription price of $10.00 per share. The Bank makes contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. As the debt is repaid, shares are released from collateral and allocated to active employees. The Bank accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. As shares are released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share calculations. Dividends on allocated shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt or accrued interest. ESOP compensation expense was $13,000 for the three months ended December 31, 2001 and $12,000 for the three months ended December 31, 2000. For the nine-month periods ESOP compensation expense amounted to $65,000 for the period ended December 31, 2001 and $67,000 for the period ended December 31, 2000.

The ESOP shares at December 31, 2001 and 2000 were as follows:
                                                     2001             2000
                                                     ----             ----
       Allocated shares                             38,023           30,781
       Shares released for allocation                    0                0
       Unallocated shares                           30,747           37,989
                                                    ------           ------
       Total ESOP shares                            68,770           68,770
                                                    ======           ======

       Fair value of unallocated shares           $422,771         $555,443







(5)  COMPREHENSIVE INCOME

The Company has adopted FASB Statement No. 130, Reporting Comprehensive Income. The statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes net income and other comprehensive income, which for the Company includes unrealized gains and losses on securities available for sale.
Comprehensive income, unaudited, for the three and nine month periods ended December 31, 2001 and 2000 are as follows:


                                                            Three Month Period                  Nine Month Period
                                                            ------------------                  -----------------
                                                          2001              2000             2001              2000
                                                          ----              ----             ----              ----
                                                                                  ($1,000)

Net Income (Loss)                                         $177               $54             $300              $290
                                                          ----               ---             ----              ----
Other Comprehensive Income
Unrealized gains (losses) on securities                  (248)               363             (62)               617
Realized (gains) losses on securities                        0               (5)             (10)               (7)
Related tax effects                                         93             (134)               27             (239)
                                                            --             -----               --             -----
Other Comprehensive Income (Losses)                      (155)               224             (45)               371
                                                         -----               ---              ---               ---
Comprehensive Income                                       $22              $278             $255              $661
                                                           ===              ====             ====              ====

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

     It is our Company policy to hire our independent auditors to perform only our fiscal year-end audit and tax preparation. We hire other audit firms for consulting work and loan review.

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

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations

BUSINESS STRATEGY

     We are a community-oriented, locally owned financial institution offering community banking services to residents and businesses of Crawford County, Illinois, our primary market area. We also offer fixed rate mortgage products through the Federal Home Loan Bank of Chicago and USDA Rural Development. Those loans held for sale will be periodically adjusted to the fair market value. These programs continue to grow and have provided additional non-interest income to our Bank. We have introduced a new preferred checking account as we continue to see excellent growth in the number of new checking and savings accounts. The growth and push for new low interest bearing accounts fits well within our strategic plan of lowering our overall cost of funds. We offer Internet banking to customers with a cash management package available. PrimeVest Financial Services provides investment brokerage services to our customers. We continue to see growth in that service. We maintain a strong presence in the community and are the only independent community bank in Robinson, Palestine and Oblong, Illinois.

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

     The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at December 31, 2001.


                                                    Loans Delinquent For:
                  ---------------------------------------------------------------------------------------
                         60-89 Days(1)             90 Days and Over(1)                 Nonaccrual            Total Delinquent Loans
                  ------------------------------ --------------------------- ---------------------------- --------------------------
                                       Percent                     Percent                      Percent                     Percent
                                       of Loan                     of Loan                      of Loan                     of Loan
                   Number    Amount    Category   Number   Amount  Category   Number   Amount   Category   Number   Amount  Category
                  --------  --------  ---------- -------- -------- --------- -------- -------- ---------- -------- -------- --------

                                                                         (Dollars in
                                                                         thousands)
Real Estate:
   One- to
   four-family....   ---       $---       ---       ---    $---       ---        2     $54       0.15%         2      $54     0.15%
   Commercial and
   agricultural
    real estate        1        133     0.99%        --      --        --        1      50       0.37%         2      183     1.36%
Consumer..........   ---        ---       ---       ---     ---       ---        4      21       0.36%         4       21     0.36%
Commercial
   business and
   agricultural
    finance.......    --         --        --        --      --        --        2     179       2.61%         2      179     2.61%
                     ---        ---       ---       ---     ---       ---        -     ---       -----        --     ----     -----

     Total........     1       $133     0.21%         0      $0     0.00%        9    $304       0.49%      $ 10     $437     0.70%
                       =       ====     =====       ===     ===     =====        =    ====       =====      ====     ====     =====
---------------

(1)      Loans are still accruing.


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

                                                  December       March
                                                     31,          31,
                                                ---------------------------
                                                    2001          2001
                                                ------------- -------------
                                                  (Dollars in thousands)

          Non-accruing loans:
            One- to four-family................          $54          $188
            Commercial and agricultural
               real estate.....................           50           190
            Consumer...........................           21            13
            Commercial business and
               agricultural finance............          179           320
                                                ------------- -------------
                 Total.........................          304           711
                                                ------------- -------------

          Accruing loans delinquent more
            than 90 days:
            One- to four-family................          ---           ---
            Commercial and agricultural
               real estate.....................          ---           ---
            Consumer...........................          ---             8
            Commercial business and
               agricultural finance............          ---           ---
                                                ------------- -------------
                 Total.........................          ---             8
                                                ------------- -------------

          Foreclosed assets:
            One- to four-family................           33            29
            Commercial and agricultural
               real estate.....................           40            22
            Consumer...........................          ---            39
                                                ------------- -------------
                 Total.........................           73            90
                                                ------------- -------------

          Total non-performing assets..........         $377          $809
                                                ============= =============
          Total as a percentage of total
            assets.............................        0.40%         0.91%
                                                ============= =============

     Gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $25,000 for the nine months ended December 31, 2001 and $7,000 for the three months ended December 31, 2001. There was $114,000 that would have been included in interest income on such loans for the nine months ended December 31, 2000 and $29,000 for the three months ended December 31, 2000.

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

     In connection with the filing of its periodic reports with the OCC and in accordance with its classification of assets policy, the Bank regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at December 31, 2001, the Bank had classified a total of $813,000 of its assets as substandard and $69,000 as doubtful or loss. At December 31, 2001, total classified assets comprised $882,000, or 10.4% of the Bank's capital, and 0.95% of the Bank's total assets.

     OTHER LOANS OF CONCERN. As of December 31, 2001, there were $3.9 million in loans identified, but not classified, by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the business have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

     Real estate properties acquired through foreclosure are recorded at net realizable value, estimated to be 80% of fair market value. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At December 31, 2001, the Bank had $73,000 in real estate properties acquired through foreclosure. The properties are for sale and will be sold if the offers to purchase are approved by the board.

     Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At December 31, 2001, the Bank had a total allowance for loan losses of $578,000, representing 0.96% of the Bank's loans.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations

     The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:


                                            December 31,                                 March 31,
                             ---------------------------------------------------------------------------------------

                                                2001                                        2001
                             --------------------------------------------  -----------------------------------------
                                                             Percent of                                 Percent of
                                                              Loans in                                   Loans in
                             Amount of          Loan            Each       Amount of        Loan           Each
                             Loan Loss       Amounts by      Category to   Loan Loss     Amounts by     Category to
                             Allowance        Category       Total Loans   Allowance      Category      Total Loans
                             ---------        --------       -----------   ---------      --------      -----------

                                               (Dollars in thousands)

One- to four-family....      $     132        $34,431         55.43%       $     247        $34,347          55.53%
Multi-family...........            ---            718          1.16              ---            560           0.91
Commercial and
   agricultural real estate        140         13,482         21.70              161         12,790          20.68
Construction or
   development.........            ---            716          1.15              ---            738           1.19
Consumer...............             57          5,898          9.50               52          6,207          10.03
Commercial business
  and agricultural
  finance..............            171          6,869         11.06              160          7,211          11.66
Unallocated............             78            ---           ---              ---            ---            ---
     Total.............      $     578        $62,114        100.00%       $     620        $61,853        100.00%
                             =========        =======        =======       =========        =======        =======


         The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                      Three Months Ended      Nine Months Ended
                                                         December 31,           December 31,
                                                    -----------------------------------------------
                                                      2001          2000       2001          2000
                                                    --------      --------   --------      --------
                                                                (Dollars in thousands)

Balance at beginning of period...................      $546          $724       $620          $630

Charge-offs:
  One- to four-family............................       ---            40         40            51
  Commercial and agricultural real estate........       ---             2         95             2
  Consumer.......................................         2            14         23            28
  Commercial business and agricultural finance...       ---           150        141           187
                                                       ----          ----       ----          ----
                                                          2           206        299           268
                                                       ----          ----       ----          ----

Recoveries:
  One- to four-family............................         2           ---          7             4
  Commercial and agricultural real estate........       ---           ---        ---           ---
  Consumer.......................................         5             2         13            24
  Commercial business and agricultural finance...        12             3         12             3
                                                       ----          ----       ----          ----
                                                         19             5         32            31
                                                       ----          ----       ----          ----

Net charge-offs..................................       (17)          201        267           237
Additions charged to operations..................        15           165        225           295
                                                       ----          ----       ----          ----
Balance at end of year...........................      $578          $688       $578          $688
                                                       ----          ----       ----          ----

Ratio of net charge-offs during the period to
 average loans outstanding during the period.....     (0.03)%        0.31%      0.43%         0.37%
                                                      ======         ====       ====          ====

Ratio of net charge-offs during the period to
 average non-performing assets...................     (4.46)%       14.28%     54.60%        16.99%
                                                      ======        =====      =====         =====


                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations


FINANCIAL CONDITION

COMPARISON AT DECEMBER 31, 2001 AND MARCH 31, 2001

     Our total assets increased by approximately $4.2 million or 4.8% to $93.1 million at December 31, 2001 from $88.9 million at March 31, 2001. This increase in total assets was primarily the result of a $5.5 million or 80.5% increase in total cash and cash equivalents and an increase of $939,000 in loans held for sale. A $1.6 million or 2.6% decrease in loans receivable net and a decrease of $518,000 or 3.0% in securities available for sale offset these increases in part. The increase in deposits discussed in the following paragraph coupled with a decrease in loan demand and the maturing of investment securities has resulted in a large increase in cash and cash equivalents. Excess funds are sold overnight, however at a yield substantially below that of loans or investments. Management is actively looking at ways to increase loan demand in order to more effectively use our excess funds, however the economy has many customers reluctant to borrow. Investments in securities provide some additional yield if management is willing to commit to longer maturities. Since the longest maturity offered to depositors is four years, any investment longer than three to four years provides an additional element of interest rate risk to the bank. Management intends to continue to look for ways to loan or invest our excess funds more efficiently but does not intend to aggressively price our deposit products and repurchase agreements.

     Liabilities increased $4.3 million or 5.4% to $84.1 million at December 31, 2001 from $79.8 million at March 31, 2001. The primary reason for the increase in our liabilities was the increase of $6.2 million or 8.7% in deposits offset by a $1.8 million or 38.9% decrease in repurchase agreements. The increase in deposits has been in passbook savings ($3.6 million), checking accounts ($400,000) and NOW accounts ($2.3 million), while certificates of deposits have declined slightly. It is management's opinion that in the current economic rate environment, customers are moving their money out of mutual funds and the stock market and putting their funds into accounts that are quickly accessible, even though the rate of return may be less. Due to the liquidity gained from the increase in deposit accounts, management has been less aggressive in the pricing of repurchase agreements. This has caused a decrease in the balances held in repurchase agreements, which are typically higher priced than savings and checking accounts. Management believes that when the market strengthens there will be some decline in the savings deposits.

     Stockholders' equity decreased $66,000 or 0.7% to $9.0 million as of December 31, 2001 from $9.0 million on March 31, 2001. Net income of $300,000 for the nine months ending December 31, 2001 plus the allocation of $126,000 in Recognition and Retention Plan shares and the release for allocation of $76,000 in Employee Stock Ownership Plan shares increased equity by $502,000. However, this increase was offset by the purchase of an additional $342,000 of treasury stock, a dividend of $181,000 and a decrease of $45,000 in accumulated other comprehensive income. The company purchased 23,126 shares during the period, bringing the total amount of treasury stock to 323,492 shares as of December 31, 2001. All shares were purchased at market prices below our book value per share.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2001 AND 2000

PERFORMANCE SUMMARY

     We are reporting net income of $177,000 for the third quarter of the fiscal year. For the quarter ended December 31, 2000, we reported net income of $54,000. The $123,000 or 227.8% increase in net income is attributable to an increase partially of $136,000 or 19.9% in net interest income after provision for loan losses and a decrease of $39,000 or 4.9% in non-interest expense offset by a $4,000 or 2.0% decrease in non-interest income and an $48,000 or 150.0% increase in provision for taxes for the three-month period ended December 31, 2001 compared to the same period in 2000.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations

 NET INTEREST INCOME

     Net interest income decreased by $14,000 or 1.7% to $833,000 during the three-month period ended December 31, 2001, as compared to $847,000 during the same period in the prior year. Interest income was $1.6 million a decrease of $136,000 or 8.0% for the quarter ended December 31, 2001 as compared to the quarter ended December 31, 2000. For the quarter ended December 31, 2001, interest expense was $728,000 a decrease of $122,000 or 14.4% from the quarter ended December 31, 2000. The rate on average interest earning assets for the December 31, 2001 quarter was 7.03% in comparison to 8.44% for the quarter ended December 31, 2000, a decrease of 1.41%. The rate on average interest bearing liabilities for the quarter ended December 31, 2001 was 3.69% compared to 4.85% for the December 31, 2000 quarter, a decrease of 1.16%. The decline in net interest income is a direct result of the significant decline in interest rates during the past twelve months. Another contributing factor in the decline is the 2.6% decrease in loans plus the 8.6% increase in interest bearing deposits. The bank's net interest margin has declined 0.23% from 4.10% for the quarter ending December 31, 2000 to 3.87% for the quarter ending December 31, 2001. Although the bank's net interest margin has declined as a result of the falling interest rate environment, management believes the margin should become stable as a large portion of the bank's adjustable rate mortgages reach their interest rate floors.

NON-INTEREST INCOME

     Total non-interest income decreased by $4,000 or 2.0% to $199,000 during the three months ended December 31, 2001, as compared to $203,000 during the same period in the prior year. The decrease in total non-interest income was the result of a decrease of $11,000 or 100% in net realized gain on sale of investments and foreclosed property and a decrease of $12,000 or 20.7% in income from other sources. During the quarter ended December 31, 2001, the bank had no sales of investments or foreclosed property, thus the decline in those earnings. The decrease in income from other sources is a result of the loss of income from the Internet service, which the bank sold in March 2001. These earnings were offset by an increase of $6,000 or 5.5% in service charges on deposit accounts, an increase of $5,000 or 35.7% in charges and other fees on loans and an increase of $8,000 or 72.7% gain on loans sold. Service charges on deposit accounts have increased due to our increased number of checking accounts. The lower rate environment has encouraged customers to refinance their home loans into fixed rate products. The bank uses the Federal Home Loan Bank of Chicago MPF (Mortgage Partnership Finance) program for its fixed rate home loans, which provides the bank income not only from the sale of loans but also from the servicing of those loans. The increased activity in refinancing has increased our income on charges and fees on loans in addition to the increase in gains on loans sold. Management expects this increase to continue as long as interest rates remain low.

NON-INTEREST EXPENSE

     Total non-interest expense decreased by $39,000 or 4.9% to $760,000 during the three months ended December 31, 2001, as compared to $799,000 during the same period in the prior year. This decrease was a result of the following; a decrease of $32,000 or 21.8% in occupancy and equipment costs, which was caused by a significant reduction in depreciation expense due to the sale of the internet service; a $12,000 or 30.0% decrease in audit, legal and other professional fees which were the result of a decrease in legal fees associated with the collection of delinquent loans, a $9,000 or 75.0% decrease in foreclosed real estate expenses, and a $6,000 or 20.7% decrease in advertising as a result of a cutback in print media advertising. These decreases were offset by increases of $11,000 or 2.6% in compensation and employee benefits, $7,000 or 28.0% in data processing related expenses, $1,000 or 4.0% in telephone and postage, and $1,000 or 1.0% in other miscellaneous expenses. Management intends to continue to monitor non-interest expense in an effort to reduce overall expenses.

PROVISION FOR LOAN LOSSES

     During the three months ended December 31, 2001, we recorded provision for loan losses of $15,000 as compared to $165,000 for the same period of the prior year, a decrease of $150,000 or 90.9%. We recorded such provisions to adjust our allowance for loan losses to a level deemed appropriate based on an assessment of the volume of lending presently being conducted by the bank, industry standards, past due loans, economic conditions in our market area generally and other factors related to the collectability of the loan portfolio. Our non-performing assets as a percentage of total assets was 0.40% at December 31, 2001, as compared to 1.50% at December 31, 2000. The bank has adopted further enhancements to its loan policy that helps it assess and monitor problem loans. Classified loan totals are decreasing and delinquencies are well below peer. Non-performing assets have been reduced substantially. The large agricultural credit that has negatively affected earnings for the past twelve months has been charged off. Asset quality continues to improve therefore allowing the provision for loan losses to reduce significantly.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations

PROVISION FOR INCOME TAXES

     We recognized a provision for federal and state income taxes of $80,000 for the three months ended December 31, 2001 as compared to a provision for income taxes of $32,000 for the same period in the prior year due to increased profitability. The effective tax rate during the three months ended December 31, 2001 was 31.1% as compared to 37.2% during the quarter ended December 31, 2000.

COMPARISON OF THE NINE-MONTH PERIODS ENDED DECEMBER 31, 2001 AND 2000

PERFORMANCE SUMMARY

     We reported a net income of $300,000 during the nine months ended December 31, 2001 as compared to $290,000 for the same period in the prior year. The $10,000 or 3.4% increase in net income was primarily attributed to an increase of $42,000 or 1.9% in net interest income after provision for loan losses and a decrease of $48,000 or 27.6% in provision for income taxes offset in part by an increase of $78,000 or 3.4% in non-interest expense and a decrease of $2,000 or 0.4% in non-interest income. There does not appear to be any external threats to the bank's overall performance. Even in today's uncertain interest rate environment, the bank's market area has remained relatively stable. Unemployment is unchanged and though we cannot predict the future there are positive indicators, locally, for new jobs in the near future.

NET INTEREST INCOME

     Net interest income decreased by $28,000 or 1.1% for the nine-month period ended December 31, 2001 as compared to the same period in the previous year. For the nine months ended December 31, 2001, interest income decreased by $265,000 or 5.2% from the nine months ended December 31, 2000. However, the decrease in interest income was partially offset by a decrease in interest expense of $237,000 or 9.3% from the December 31, 2000 period. The interest rate spread for the nine months ended December 31, 2001 was 3.47% compared to 3.55% for the same period in the prior year. Based on total interest income of $4.8 million and total interest expense of $2.3 million, the change in net interest income is minor. The significant decline in interest rates has prevented an increase in net interest income. Management believes that our net interest margin should increase as the Bank's $28.0 million of adjustable rate mortgages reach their interest rate floors. The interest rate spread should also increase as management implements methods to increase loans and investments while decreasing the amount of cash and cash equivalents.

NON-INTEREST INCOME

     Our non-interest income decreased by $2,000 or 0.4% to $534,000 for the nine-month period in this fiscal year as compared to $536,000 for the nine-month period in the prior year. Income from other sources decreased by $60,000 or 39.7%. This was attributable to the loss of income after the sale of our Internet service in March 2001. Also during the nine months ended December 31, 2001, we recorded no gains on sale of foreclosed property resulting in a decrease of $6,000 or 100% from the nine months ending December 31, 2000. These decreases were offset by service charges on deposit accounts increasing $17,000 or 5.3% and non-interest income from charges and other fees on loans increasing $18,000 or 50.0% over the same period in the prior year. This increase in charges and fees is a result of customers refinancing their mortgages. With the MPF (Mortgage Partnership Finance) program that we have through the Federal Home Loan Bank of Chicago, we have had a net gain on sale of loans of $42,000 an increase of $26,000 or 162.5% over the nine-month period in the prior year. We have also had a $3,000 or 42.9% increase in the net gain on the sale of investments.

NON-INTEREST EXPENSE

     Total non-interest expense increased by $78,000 or 3.4% to $2.4 million during the nine months ended December 31, 2001, as compared to $2.3 million during the same period in the prior year. This increase was due primarily from an increase of $52,000 or 4.0% in compensation and employee benefits, an increase of $21,000 or 26.9% in data processing expense, an increase of $16,000 or 19.5% in audit, legal and other professional fees, an increase of $25,000 from $0 in the loss on the sale of foreclosed property, an increase of $14,000 or 4.9% in other operating expenses, an increase of $6,000 or 42.9% in foreclosed property expenses and an increase of $4,000 or 5.3% in telephone and postage expenses. These increases are offset by decreases of $46,000 or 11.2% in

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations

occupancy and equipment expenses, $13,000 or 15.5% decrease in advertising and a decrease of $1,000 or 9.1% in Savings Association Insurance Fund deposit insurance premiums. The increase in compensation and employee benefits is due to a 26% increase in group medical costs plus cost of living adjustments to current staff. The data processing expense increase is primarily from increased access costs to high-speed telephone lines that had been a part of our Internet service. The increase in audit, legal and other professional fees is a result of increased legal costs associated with the collection of delinquent loans. The bank lost $18,000 in the sale of commercial equipment, plus a loss of $7,000 on the sale of a repossessed house. The increase in other operating expenses is primarily the result of an increase of $5,000 in training and conferences plus an increase of $9,000 in ATM/debit card network expenses. The growth in ATM/debit cards is a reflection of the increase in savings, checking and NOW accounts. The decrease in occupancy and equipment expense is largely due to the decrease in depreciation expense attributed to the Internet service prior to March 2001. The decrease in advertising was the result of management's efforts to reduce print media advertising. Management intends to reduce the overall level of non-interest expense as part of its strategic plan.

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the nine-month period ending December 31, 2001 decreased by $70,000 or 23.7% from the nine months ended December 31, 2000. We recorded a provision for loan losses of $225,000 for this nine-month period in comparison to $295,000 for the nine months in the previous year. We adjusted our provision for loan losses to an appropriate level after assessing the situation involving one large agricultural borrower who had filed bankruptcy and been placed on non-accrual. We recorded such provisions to adjust our allowance for loan losses to a level deemed appropriate based an assessment of the volume of lending presently being conducted by the bank, industry standards, past due loans, economic conditions in our market area generally and any other factors related to the collection of our loan portfolio. Our non-performing assets as a percentage of total assets was 0.40% at December 31, 2001 as compared to 0.91% at March 31, 2001. The bank has adopted further enhancements to its loan policy that helps it assess and monitor problem loans. Classified loan totals are decreasing and delinquencies are well below peer. Non-performing assets have been reduced substantially. The large agricultural credit that has negatively affected earnings for the past twelve months has been charged off. Asset quality continues to improve therefore allowing the provision for loan losses to reduce significantly.

 PROVISION FOR INCOME TAXES

     We recognized provision for income taxes of $126,000 for the nine months ended December 31, 2001 as compared to $174,000 for the nine months in the prior year. The effective tax rate for this nine-month period was 29.6% and 37.5% for the nine months ended December 31, 2000.

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

     At December 31, 2001 we had $3.0 million in fixed-rate fixed-term advances from the FHLB of Chicago outstanding resulting in no change from March 31, 2001. We use our liquidity resources principally to meet outstanding commitments on loans, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. We anticipate no foreseeable problems in meeting current loan commitments. At December 31, 2001, we had outstanding commitments to extend credit, which amounted to $4.7 million (including $2.7 million, in available revolving commercial and agricultural lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet any foreseeable liquidity needs.

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

     At December 31, 2001, the Bank was in compliance with all of the aforementioned capital requirements as summarized below:

                                                               December 31, 2001
                                                               -----------------
                                                                   (1,000'S)
                                                                   ---------
Tier I Capital:
         Common stockholders' equity                                    8,495
         Unrealized loss (gain) on securities available for sale            1
         Less disallowed intangible assets                                  6

           Total Tier I Capital                                         8,490

Tier II Capital:
         Total Tier I capital                                           8,490
         Qualifying allowance for loan losses                             578

           Total Risk-Based Capital                                     9,068

Risk-Weighted Assets                                                   56,523
Quarter Average Assets                                                 93,651



                                                                                                        To be Well Capitalized
                                                                                                           Under the Prompt
                                                                               For Capital                 Corrective Action
                                                Actual                      Adequacy Purposes                 Provisions
                                                ------                      -----------------                 ----------
                                         Amount         Ratio             Amount          Ratio           Amount          Ratio
                                         ------         -----             ------          -----           ------          -----
  As of December 31, 2001:
     Total Risk-Based Capital
       (to Risk-Weighted Assets)          9,068        16.04%              4,522          8.00%             5,652        10.00%
     Tier I Capital
      (to Risk-Weighted Assets)           8,490        15.02%              2,261          4.00%             3,391         6.00%
     Tier I Capital
      (to Average Assets)                 8,490         9.07%              3,746          4.00%             4,683         5.00%

At the time of the conversion of the Bank to a stock organization, a special liquidation account was established for the benefit of eligible account holders and the supplemental account holders in an amount equal to the net worth of the Bank. This special liquidation account will be maintained for the benefit of eligible account holders and the supplemental account holders who continue to maintain their accounts in the Bank after June 27, 1997. In the unlikely event of a complete liquidation, each eligible and the supplemental eligible account holders will be entitled to receive a liquidation distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The Bank may not declare or pay cash dividends on or repurchase any of its common stock if stockholders' equity would be reduced below applicable regulatory capital requirements or below the special liquidation account.

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

Item 5.           OTHER INFORMATION
                   None

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                    (a) The following exhibits are filed herewith:

                        Exhibit 11: Statement Regarding Computation of Earnings.



                    (b) Reports Form 8-K:

                        No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FIRST ROBINSON FINANCIAL
                                      CORPORATION



Date:    February 13, 2002            /s/ Rick L. Catt
         -----------------            ----------------
                                      Rick L. Catt
                                      President and Chief Executive Officer

Date:    February 13, 2002            /s/ Jamie E. Mcreynolds
         -----------------            -----------------------
                                      Jamie E. McReynolds
                                      Chief Financial Officer and Vice President