Form 10KSB
period 2002-03-31
FIRST ROBINSON FINANCIAL CORP
filed 2002-06-28
CIK 1035991

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR ENDED MARCH 31, 2002
                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM ____________TO ______________

                         COMMISSION FILE NUMBER 0-29276

                      FIRST ROBINSON FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

            DELAWARE                                    36-4145294
---------------------------------          -------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

               501 East Main Street, Robinson, Illinois     62454
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
          ---     ---

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      State the issuer's revenues for its most recent fiscal year: $7.0 million.

      The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and ask price of such stock as of June 20, 2002, was approximately $5.5 million.

      As of June 13, 2002, there were 524,854 shares issued and outstanding of the Registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Parts II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended March 31, 2002.

      Part III of Form 10-KSB - Portions of Proxy Statement for the 2002 Annual Meeting of Stockholders.

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

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS
           -----------------------

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

      THE BANK. The Bank is a national bank, the deposits of which are federally insured and backed by the full faith and credit of the U.S. Government. The Bank is a community-oriented financial institution and seeks to serve the financial needs of the residents and businesses in its market area. The Bank primarily serves Crawford County, Illinois. The principal business of the Bank has historically consisted of attracting retail deposits from the general public and investing those funds in primarily one-to four-family residential real estate loans and, to a lesser extent, consumer loans, commercial and agricultural real estate loans and commercial business and agricultural finance loans. At March 31, 2002, substantially all of the Bank's real estate mortgage loans, were secured by properties located in the Bank's market area. The Bank also invests in investment and equity securities and mortgage-backed securities, and other permissible investments.

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

LENDING ACTIVITIES

      GENERAL. The Bank's loan portfolio consists primarily of conventional, first mortgage loans secured by one- to four-family residences and, to a lesser extent, consumer loans, commercial and agricultural real estate loans, commercial business and agricultural finance loans and multi-family real estate and construction loans. At March 31, 2002, the Bank's gross loans outstanding totaled $60.7 million, of which $34.0 million or 56.0% were one-to four-family residential mortgage loans. This amount also includes home equity loans totaling $382,000. Of the one- to four-family mortgage loans outstanding at that date, 17.4% were fixed-rate loans, and 82.6% were adjustable-rate loans. At that same date, consumer loans totaled $5.9 million or 9.8% of the Bank's total loan portfolio. Also at that date, the Bank's commercial and agricultural real estate loans totaled $12.3 million or 20.2% of the Bank's total loan portfolio of which 92.0% were adjustable-rate loans. At March 31, 2002, commercial business and agricultural finance loans totaled $6.6 million or 10.8% of the Bank's total loan portfolio, of which 23.7% were fixed-rate loans and 76.3% adjustable-rate loans. At that same date, multi-family real estate and construction loans totaled $1.9 million or 3.2% of the Bank's total loan portfolio. See Note 3 of Notes to Consolidated Financial Statements.

      The Bank also invests in mortgage-backed securities, government securities, obligations of states or political subdivisions and other debt securities. At March 31, 2002, mortgage-backed securities totaled $15.4 million or 71.7% of the Bank's total investment and mortgage-backed securities portfolio. Government securities, obligations of states and political subdivisions and other debt and equity securities totaled $6.1 million, or 28.3% of the Bank's total investment and mortgage-backed securities portfolio.

      The Bank's loans-to-one borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation -- Federal Regulation of National Banks." At March 31, 2002, the maximum amount which the Bank could have lent under this limit to any one borrower and the borrower's related entities was approximately $1.4 million. At March 31, 2002, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount.

      The Bank's five largest lending relationships at March 31, 2002 were as follows: (i) $3.7 million in loans to a heavy equipment contractor, of which $2.9 million was participated to other lenders, secured by real estate, equipment, inventory, and accounts receivable as well as personal guarantees;
(ii) $1.2 million in loans to a grain farming operation and grain elevator business, of which $611,000 was participated to other lenders, secured by warehouse receipts, real estate and personal guarantees; (iii) $1.1 million in loans to a grain farming operation and its principals secured by inventory, equipment, farm products, government payments, stock, and personal guarantees;
(iv) $719,000 in loans to a grain farmer secured by real estate, crops, equipment, inventory, and government payments; (v) $656,000 in loans to a waste application company secured by equipment, inventory, and personal guarantees. At March 31, 2002, all of these loans totaling $7.4 million in the aggregate, of which $3.5 million was participated to other lenders, were performing in accordance with their terms.

      LOAN PORTFOLIO COMPOSITION. The following information concerning the composition of the Bank's loan portfolios in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.


                                                                                   March 31,
                                                              ---------------------------------------------------
                                                                        2002                       2001
                                                              ---------------------------------------------------
                                                                 Amount      Percent       Amount       Percent
                                                              ---------------------------------------------------
      Real Estate Loans:
      -----------------
        One- to four-family..............................       $ 33,995      56.02%      $34,347        55.53%
        Multi-family.....................................            707       1.16           560         0.91
        Commercial and agricultural......................         12,251      20.19        12,790        20.68
        Construction or development......................          1,237       2.04           738         1.19
                                                                --------      -----       -------        -----
           Total real estate loans.......................         48,190      79.41        48,435        78.31
                                                                --------      -----       -------        -----

      Other Loans:
      -----------
        Consumer Loans:
        Deposit account..................................            402       0.66           460         0.74
        Automobile.......................................          3,558       5.87         3,718         6.01
        Other............................................          1,974       3.25         2,029         3.28
                                                                --------      -----       -------        -----
           Total consumer loans..........................          5,934       9.78         6,207        10.03
                                                                --------      -----       -------        -----
      Commercial business and agricultural finance loans           6,562      10.81         7,211        11.66
                                                                --------      -----       -------        -----
           Total other...................................         12,496      20.59        13,418        21.69
                                                                --------      -----       -------        -----
           Total loans...................................         60,686     100.00%       61,853       100.00%
                                                               ---------     ======       -------       ======

      Less:
      ----
        Loans in process.................................          (878)                    (421)
        Unearned discounts...............................            ---                     ---
        Allowance for losses.............................          (534)                    (620)
                                                                --------                  -------
           Total loans receivable, net...................       $ 59,274                  $60,812
                                                                ========                  =======

      The following schedule illustrates the interest rate sensitivity of the Bank's loan portfolio at March 31, 2002. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract reprices. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.


                                                    Real Estate
                                 ------------------------------------------------
                                                                Multi-family and
                                  One- to Four-Family and         Commercial and
                                       Construction                Agriculture             Consumer
                                 ----------------------------------------------------------------------------
                                                Weighted                 Weighted                 Weighted
                                                 Average                  Average                 Average
                                    Amount        Rate        Amount       Rate       Amount       Rate
                                 ----------------------------------------------------------------------------
                                                             (Dollars in Thousands)
   Due During
  Years Ending
    March 31,
    ---------
2003(1)......................     $  19,287      7.84%       $ 9,869       6.42%     $  1,120      7.78%
2004 and 2005................         9,340      8.20          2,016       7.84         2,111      9.52
2006 and 2007................         1,662      8.17            277       7.08         2,252      8.40
After 2007...................         4,943      7.30            796       7.00           451      6.29
                                  ---------      ----        -------       ----      --------      ----
Total........................     $  35,232      7.88%       $12,958       6.69%     $  5,934      8.52%
                                  =========      ====        =======       ====      ========      ====


                                   Commercial Business
                                            and
                                   Agricultural Finance              Total
                                 ---------------------------------------------------
                                                Weighted                 Weighted
                                                 Average                  Average
                                    Amount        Rate        Amount        Rate
                                 ---------------------------------------------------
                                                 (Dollars in Thousands)
   Due During
  Years Ending
    March 31,
    ---------
2003(1)......................       $ 5,321      6.17%      $ 35,597       7.19%
2004 and 2005................           546      8.49         14,013       8.36
2006 and 2007................           637      5.98          4,828       7.93
After 2007...................            58      8.97          6,248       7.20
                                    -------      ----       --------       ----
Total........................       $ 6,562      6.37%      $ 60,686       7.52%
                                    =======      ====       ========       ====

(1)  Includes demand loans, loans having no stated maturity and overdraft loans.

      The total amount of loans due after March 31, 2003 which have predetermined interest rates is $10.0 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $15.1 million.

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

      ONE- TO- FOUR-FAMILY RESIDENTIAL MORTGAGE LENDING. Residential loan originations are generated by the Bank's marketing efforts, its present customers, walk-in customers, and referrals from real estate brokers. Historically, the Bank has focused its lending efforts primarily on the origination of loans secured by one- to four-family residential mortgages in its market area. At March 31, 2002, the Bank's one- to four-family residential mortgage loans totaled $34.0 million, or 56.0%, of the Bank's gross loan portfolio of which $7,000 was non-performing at that date.

      The Bank offers both adjustable and fixed rate mortgage loans. For the year ended March 31, 2002, the Bank originated $21.4 million of real estate loans, of which $17.6 million were secured by one- to four-family residential real estate, $1.4 million was secured by one- to four-family constructions, $2.2 million was secured by commercial or agricultural real estate and $200,000 was secured by multi-family dwellings. Substantially all of the Bank's one- to four-family residential mortgage originations are secured by properties located in its market area.

      The Bank offers adjustable-rate mortgage loans at rates and on terms determined in accordance with market and competitive factors. The Bank currently originates adjustable-rate mortgage loans with a term of up to 30 years. The Bank offers one year adjustable-rate mortgage loans with a stated interest rate margin generally over the one-year Treasury Bill Index. Increases or decreases in the interest rate of the Bank's adjustable-rate loans is generally limited to 200 basis points at any adjustment date and 600 basis points over the life of the loan. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as are the Bank's liabilities. The Bank qualifies borrowers for adjustable-rate loans based on the initial interest rate of the loan. As a result, the risk of default on these loans may increase as interest rates increase. See "Asset Quality -- Non-Performing Assets." At March 31, 2002, the total balance of one-to four-family adjustable-rate loans was $27.9 million or 46.0% of the Bank's gross loan portfolio. See "-- Originations, Purchases and Sales of Loans."

      The Bank offers fixed-rate mortgage loans with a term of up to 30 years. At March 31, 2002, the total balance of one- to four-family fixed-rate loans was $6.1 million or 10.0% of the Bank's gross loan portfolio. The Bank also offers U.S. Department of Agriculture ("USDA") Guaranteed Rural Housing Loans to borrowers that meet certain income limitations with minimal to no down payment. These loans are 30-year fixed rate loans with a 90% guarantee from USDA. At March 31, 2002, the total balance of USDA Guaranteed Rural Housing Loans was $384,000 or 0.6% of the Bank's gross loan portfolio. During the fiscal year ended March 31, 2002, the Bank sold $305,000 in USDA Guaranteed Rural Housing Loans. The bank did not retain the servicing on these loans. See "-- Originations, Purchases and Sales of Loans."

      The Bank will generally lend up to 80% of the appraised value of the security property on owner occupied one- to four-family loans. Residential loans do not include prepayment penalties, are non-assumable (other than government-insured or guaranteed loans), and do not produce negative amortization. Real estate loans originated by the Bank contain a "due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property. The Bank utilizes private mortgage insurance.

      The fixed rate loans currently originated by the Bank are underwritten and documented pursuant to the guidelines of the FHLMC. Effective January 1, 1999, the Bank joined the Mortgage Partnership Finance program offered by the Federal Home Loan Bank of Chicago (the "FHLB"). This program offers 15 to 30 year fixed rate mortgages. The Bank sells 100% of the principal and receives a fee. The Bank also receives 25 basis points servicing per month. A portion of the fee is retained by the FHLB to cover any contingent debt incurred by the Bank if these loans are written off. During the year ended March 31, 2002, the Bank originated loans of $6.1 million. See "--Originations, Purchases and Sales of Loans and -- Investment Activities -- Mortgage-backed Securities."

      CONSUMER LENDING. The Bank offers secured and unsecured consumer loans. Secured loans may be collateralized by a variety of asset types, including automobiles, mobile homes and deposits. The Bank currently originates substantially all of its consumer loans in its primary market area. At March 31, 2002, the Bank's consumer loan portfolio totaled $5.9 million, or 9.8% of its gross loan portfolio, of which 83.9% were fixed rate loans.

      A significant component of the Bank's consumer loan portfolio consists of new and used automobile loans. These loans generally have terms that do not exceed five years. Generally, loans on vehicles are made in amounts up to 80% of the sales price or National Automobile Dealers Association value, whichever is least. At March 31, 2002, the Bank's automobile loans totaled $3.6 million or 5.9% of the Bank's gross loan portfolio. These loans were originated predominately on a direct basis.

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

      Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At March 31, 2002, $11,000 of the Bank's consumer loans were non-performing. There can be no assurances that additional delinquencies will not occur in the future.

      COMMERCIAL AND AGRICULTURAL REAL ESTATE LENDING. The Bank also originates commercial and agricultural real estate loans. At March 31, 2002 approximately $12.3 million, or 20.2% of the Bank's gross loan portfolio, was comprised of commercial and agricultural real estate loans. Of this amount, approximately $980,000 or 8.0% of these loans were fixed-rate commercial and agricultural real estate loans and approximately $11.3 million or 92.0% were adjustable-rate loans. At March 31, 2002, $120,000 were non-performing. The largest commercial real estate loan was for $1.0 million.

      The Bank will generally lend up to 80% of the value of the collateral securing the loan with varying maturities up to 20 years for loans generally with repricing periods of daily to one year. In underwriting these loans, the Bank currently analyzes the financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the business. The Bank requires personal guaranties on corporate borrowers. Appraisals on properties securing commercial and agricultural real estate loans originated by the Bank are primarily performed by independent appraisers. The Bank also offers small business loans, which are generally guaranteed up to 90% by various governmental agencies.

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

      COMMERCIAL AND AGRICULTURAL BUSINESS LENDING. The Bank also originates commercial and agricultural business loans. At March 31, 2002, approximately $6.6 million, or 10.8% of the Bank's gross loan portfolio, was comprised of commercial and agricultural business loans. Of the $6.6 million, approximately $1.6 million or 23.7% were fixed rate loans and approximately

$5.0 million or 76.3% were adjustable-rate loans. At March 31, 2002, $69,000 of the Bank's commercial and agricultural business loans were non-performing. The largest commercial business loan was to a heavy equipment contractor who had loans totaling $3.7 million. Of this amount, $2.9 million was participated to other lenders.

      Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business and agricultural finance loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business and agricultural finance loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). The Bank's commercial business and agricultural finance loans are usually secured by business or personal assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At March 31, 2002, $130,000 of the Bank's commercial business and agricultural finance loans were unsecured.

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

      CONSTRUCTION LENDING. The Bank had $1.2 million in construction loans for one- to four- family residences and commercial property or 2.0% of the total loan portfolio at March 31, 2002.

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

      MULTI-FAMILY LENDING. The Bank offers one year adjustable-rate multi-family loans for terms of up to 20 years. The Bank will generally lend up to 80% of the value of the collateral securing the loan. At March 31, 2002, the Bank had $707,000 of multi-family real estate loans or 1.2% of the Bank's gross loan portfolio was comprised of such loans. All of these loans were performing in accordance with their terms at that date.

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

      While the Bank currently originates adjustable-rate and fixed-rate loans, its ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For the year ended March 31, 2002, the Bank originated $16.0 million in fixed-rate loans and $15.4 million in adjustable-rate loans.

      The Bank sold through participations with other lenders $6.5 million in one- to four-family loans through market programs for the year ended March 31, 2002. Sales of these loans generally are beneficial to the Bank since these sales may produce future servicing income, provide funds for additional lending and other investments and increase liquidity. The Bank does not sell loans pursuant to forward sales commitments and, therefore, an increase in interest rates after loan origination and prior to sale may adversely affect the Bank's income at the time of sale.

      The following table shows the loan origination, purchase, sale and repayment activities of the Bank for the periods indicated.


                                                                   Year Ended March 31,
                                                               ---------------------------
                                                                   2002            2001
                                                               ---------------------------

                  Originations by Type:
                  --------------------
                      Real estate:
                      One to four-family...................      $ 17,647        $ 10,574
                      Multi-family.........................           187             ---
                      Commercial and agricultural..........         2,191           2,361
                      Construction and land development....         1,412           1,337

                  Other:
                      Consumer.............................         4,894           5,662
                      Commercial business and agricultural
                          finance..........................         5,118           4,037
                                                                 --------        --------
                            Total loans originated.........        31,449          23,971
                                                                 --------        --------

                  Purchases:
                  ---------
                  Real Estate:
                      Commercial and agricultural..........         1,022             ---

                  Other:
                      Commercial business and agricultural
                          finance and other loans..........            10             ---
                                                                 --------        --------
                            Total loan purchases...........         1,032             ---

                  Mortgage-backed securities...............         6,983           5,334
                                                                 --------        --------
                            Total purchases................         8,015           5,334
                                                                 --------        --------

                  Sales and Repayments:
                  --------------------
                  Real estate:
                      One- to four-family..................         6,454           3,937
                      Mortgage-backed securities sales.....           770           1,206

                  Other:
                  Commercial business and agricultural
                          finance and other loans..........           410             ---
                                                                 --------        --------
                            Total sales....................         7,634           5,143
                                                                 --------        --------

                  Principal reductions
                      Loans................................        27,392          22,505
                      Mortgaged-backed securities..........         4,350           1,907
                                                                 --------        --------
                            Total reductions...............        31,742          24,412
                                                                 --------        --------
                  Decreases in other items, net                      (613)           (336)
                                                                 --------        --------
                  Net increase (decrease)..................      $   (525)       $   (586)
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

      The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at March 31, 2002.


                                                        Loans Delinquent For:
                         -----------------------------------------------------------------------------------
                                60-89 Days(1)           90 Days and Over(1)             Nonaccrual
                         -----------------------------------------------------------------------------------
                                           Percent                    Percent                     Percent
                                           of Loan                    of Loan                     of Loan
                          Number   Amount  Category   Number  Amount  Category  Number   Amount   Category
                         -----------------------------------------------------------------------------------
                                                       (Dollars in thousands)
Real Estate:
  One- to four-family        2      $ 44     0.13%      ---   $ ---     ---       1     $    7     0.02%
Commercial and
agricultural real estate   ---       ---      ---       ---     ---     ---       3        120     0.98
Consumer                   ---       ---      ---       ---     ---     ---       1         11     0.19
Commercial business
  and agricultural
finance                    ---       ---      ---       ---     ---     ---       2         69     1.05
                         ------- -------  --------- -------- ------- --------- ------- -------  ---------

     Total.............      2      $ 44     0.07%      ---   $ ---     ---%      7     $  207     0.34%
                         ======= =======  ========= ======== ======= ========= =======  ======  =========



                            Total Delinquent Loans
                         ------------------------------
                                             Percent
                                             of Loan
                          Number    Amount   Category
                         ------------------------------
                              (Dollars in thousands)
Real Estate:
  One- to four-family        3     $    51     0.15%
Commercial and
agricultural real estate     3         120     0.98
Consumer                     1          11     0.19
Commercial business
  and agricultural
finance                      2          69     1.05
                          -------  -------  ---------

     Total............       9     $   251     0.41%
                          =======  =======  =========
-----------------

(1)   Loans are still accruing.


      NON-PERFORMING ASSETS. The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. Foreclosed assets include assets acquired in settlement of loans.


                                                                   Year Ended
                                                                    March 31,
                                                          -----------------------------
                                                              2002           2001
                                                          -----------------------------
                                                              (Dollars in thousands)
            Non-accruing loans:
               One- to four-family.....................      $     7        $   188
               Commercial and agricultural real estate.          120            190
               Consumer................................           11             13
               Commercial business and agricultural
               finance.................................           69            320
                                                             -------        -------
                 Total.................................          207            711
                                                             -------        -------

            Accruing loans delinquent more than 90 days:
               One- to four-family.....................          ---            ---
               Commercial and agricultural real estate.          ---            ---
               Consumer................................          ---              8
               Commercial business and
               agricultural finance....................          ---            ---
                                                             -------        -------
                 Total.................................          ---              8
                                                             -------        -------

            Foreclosed assets:
               One- to four-family.....................           61             29
               Commercial and agricultural real estate.           36             22
               Consumer................................          ---             39
                                                             -------        -------
                 Total.................................           97             90
                                                             -------        -------

            Total non-performing assets................      $  304         $   801
                                                             ========       =======
            Total as a percentage of total assets......        0.31%           0.90%
                                                             ========       =======

      For the year ended March 31, 2002, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $11,000. There was $103,000 that would have been included in interest income on such loans for the year ended March 31, 2001.

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

      In connection with the filing of its periodic reports with the OCC and in accordance with its classification of assets policy, the Bank regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at March 31, 2002, the Bank had classified a total of $1.1 million of its assets as substandard and $120,000 as doubtful or loss. At March 31, 2002, total classified assets comprised $1.2 million, or 14.6% of the Bank's capital, and 1.3% of the Bank's total assets.

      OTHER LOANS OF CONCERN. As of March 31, 2002, there were $3.5 million in loans identified, but not classified, by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the business have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

      Real estate properties acquired through foreclosure are recorded at the market fair value minus 20% of the market fair value. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At March 31, 2002, the Bank had $97,000 in real estate properties acquired through foreclosure. The properties are for sale and will be sold if the offers to purchase are approved by the Board.

      Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At March 31, 2002, the Bank had a total allowance for loan losses of $534,000, representing 0.9% of the Bank's loans. See Note 3 of Notes to Consolidated Financial Statements.

      The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:


                                                                  March 31,
                          ------------------------------------------------------------------------------------------

                                             2002                                        2001
                          ------------------------------------------------------------------------------------------
                                                         Percent                                      Percent
                                                         of Loans                                     of Loans
                             Amount of        Loan       in Each       Amount of        Loan          in Each
                             Loan Loss     Amounts by   Category to    Loan Loss     Amounts by       Category
                             Allowance      Category    Total Loans    Allowance      Category      to Total Loans
                          ------------------------------------------------------------------------------------------
                                                           (Dollars in thousands)

One- to four-family......     $   105      $  33,995      56.02%          $  247     $34,347            55.53%
Multi-family.............         ---            707       1.16              ---         560             0.91
Commercial and
agricultural real estate.         138         12,251      20.19              161      12,790            20.68
Construction or
  development............         ---          1,237       2.04              ---         738             1.19
Consumer.................          36          5,934       9.78               52       6,207            10.03
Commercial business and
  agricultural finance...         255          6,562      10.81              160       7,211            11.66
Unallocated..............         ---            ---        ---              ---         ---              ---
                              -------      ---------   --------           ------     -------           ------
     Total...............     $   534      $  60,686     100.00%          $  620     $61,853           100.00%
                              =======      =========     ======           ======     =======           ======


      The following table sets forth an analysis of the Bank's allowance for loan losses.


                                                                      Year Ended
                                                                       March 31,
                                                            ---------------------------
                                                                2002           2001
                                                            ---------------------------
                                                               (Dollars in thousands)

         Balance at beginning of year....................      $  620         $  630

         Charge-offs:
           One- to four-family...........................          43            101
           Commercial and agricultural real estate.......          95              2
           Consumer......................................          27             43
           Commercial business and agricultural finance..         203            580
                                                               ------         ------
                                                                  368            726
                                                               ------         ------

         Recoveries:
           One- to four-family...........................           7              4
           Commercial and agricultural real estate.......         ---            ---
           Consumer......................................          17             34
           Commercial business and agricultural finance..          18              3
                                                               ------         ------
                                                                   42             41
                                                               ------         ------

         Net charge-offs.................................         326            685
         Additions charged to operations.................         240            675
                                                               ------         ------
         Balance at end of year..........................      $  534         $  620
                                                               ------         ------

         Ratio of net charge-offs during the year to
           average loans outstanding during the year.....        0.54%          1.08%
                                                                 ====           ====

         Ratio of net charge-offs during the year to
           average non-performing assets.................       73.59%         52.13%
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

      INVESTMENT SECURITIES. At March 31, 2001, the Bank's investment securities (including a $540,000 investment in the common stock of the FHLB of Chicago, Federal Reserve stock of $129,000 and $60,000 in Banker's Bancorp, Inc. stock) totaled $21.5 million, or 22.0% of its total assets. It has been the Bank's general policy to invest in obligations of state and political subdivisions, federal agency obligations and other investment securities.

      National banks are restricted in investments in corporate debt and equity securities. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank's unimpaired capital and unimpaired surplus as defined by federal regulations, which totaled $8.6 million as of March 31, 2002, plus an additional 10% if the investments are fully secured by readily marketable collateral. At March 31, 2002, the Bank was in compliance with this regulation. See "Regulation -- Federal Regulation of National Banks" for a discussion of additional restrictions on the Bank's investment activities. See Note 2 of Notes to Consolidated Financial Statements.

      The following table sets forth the composition of the Bank's investment and mortgage-backed securities at the dates indicated.


                                                                             March 31,
                                                             --------------------------------------------
                                                                     2002                  2001
                                                             --------------------------------------------
                                                               Book       % of        Book       % of
                                                               Value      Total      Value      Total
                                                             --------------------------------------------
                                                                       (Dollars in thousands)
AVAILABLE FOR SALE
Equity securities:
   FHLB stock.............................................   $    540       2.52%   $   507      2.97%
   FRB stock..............................................        129        .60        263       1.54
                                                                                    -------     ------
   Bankers' Bancorp stock.................................         60        .28
                                                             --------     ------
     Total equity securities..............................        729       3.40%       770       4.51
                                                             --------      -----    -------     ------
Investments securities:
   U.S. treasury..........................................        506       2.36        512       3.00
   Municipal bonds........................................       1260       5.87      1,530       8.97
   FHLB agency............................................      3,534      16.48        522       3.06
                                                             --------      -----    -------     ------
      Total investment securities.........................      5,300      24.71      2,564      15.03
                                                             --------      -----    -------     ------

Mortgage-backed securities:
   GNMA...................................................      4,363      20.34      6,690      39.20
   FNMA...................................................      6,698      31.22      5,432      31.83
   FHLMC..................................................      4,362      20.33      1,609       9.43
                                                             --------     ------    -------     ------
     Total mortgage-backed securities.....................   $ 15,423      71.89%   $13,731     80.46%
                                                             --------     ------    -------     ------

     Total available for sale.............................   $ 21,452     100.00%   $17,065    100.00%
                                                             ========     ======    =======    ======

HELD TO MATURITY
Investment securities:
   Municipal bonds........................................   $     50     100.00%   $    99    100.00%
   U.S. treasury notes....................................        ---        ---        ---       ---
                                                             --------     ------    -------     ------
     Total investment securities..........................         50     100.00%        99    100.00%
                                                             --------     ------    -------    ------

Mortgage-backed securities:...............................
  FNMA....................................................   $    ---      ---      $   ---       ---
                                                             --------               -------
     Total held to maturity...............................   $     50     100.00%   $    99    100.00%
                                                             ========     ======    =======    ======

Average remaining life of investment and mortgage-backed
securities................................................         16.92 Years          22.72 Years

Other interest-earning assets:
     Total interest-bearing deposits with banks...........   $ 11,902     100.00%   $ 5,925    100.00%
                                                             ========     ======    =======    ======

      The Bank's investment securities portfolio at March 31, 2002, contained no securities of any issuer with an aggregate book value in excess of 10% of the Bank's retained earnings, excluding those issued by the U.S. government, or its agencies.

      First Robinson's investments, including the mortgage-backed securities portfolio, are managed in accordance with a written investment policy adopted by the Board of Directors.

      OCC guidelines, as well as those of the other federal banking regulators, regarding investment portfolio policy and accounting require banks to categorize securities and certain other assets as held for "investment," "sale," or "trading." In addition, the Bank has adopted SFAS 115 which states that securities available for sale are accounted for at fair value and securities which management has the intent and the Bank has the ability to hold to maturity are accounted for on an amortized cost basis. The Bank's investment policy has strategies for each type of security. At March 31, 2002, the Bank classified $21.5 million of its investments as available for sale and $50,000 as held to maturity.

      MORTGAGE-BACKED SECURITIES. The Bank invests primarily in federal agency obligations. At March 31, 2002, the Bank's investment in mortgage-backed securities totaled $15.4 million or 15.8% of its total assets. Of this amount, $0 was held to maturity and $15.4 million was available for sale. At March 31, 2002, the Bank did not have a trading portfolio.

      The following table sets forth the maturities of the Bank's mortgage-backed securities at March 31, 2002.


                                                                       Due in
                                                     -----------------------------------------------
                                                       1 Year      1 to      5 to 10     10 Years
                                                      or Less    5 Years      Years      or More        Total
                                                     -------------------------------------------------------------

   Federal Home Loan Mortgage Corporation........       ---        152         ---        4,210         4,362
     Weighted Average............................       ---        5.50        ---         6.13         6.11

   Federal National Mortgage Company.............       ---        ---         718        5,980         6,698
     Weighted Average............................       ---        ---        7.00         6.52         6.57

   Government National Mortgage Company..........       ---        ---         ---        4,363         4,363
     Weighted Average............................       ---        ---         ---         7.03         7.03

        Total....................................       ---        152         718        14,553       15,423
     Weighted Average............................       ---        5.50       7.00         6.56         6.57

SOURCES OF FUNDS

      GENERAL. The Bank's primary sources of funds are deposits, receipt of principal and interest on loans and securities, interest earned on deposits with other banks, and other funds provided from operations.

      The Bank has used FHLB advances to support lending activities and to assist in the Bank's asset/liability management strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset\Liability Management." At March 31, 2002, the Bank had $3.0 million in FHLB advances and $5.3 million in FHLB Letters of Credit pledged to secure public unit deposits. These FHLB advances and FHLB Letters of Credit reduced the amount available to borrow from the FHLB of Chicago to $10.7 million. The Bank could also borrow up to $2.0 million from a correspondent bank located in Chicago, Illinois, and an additional $2.0 million from a correspondent bank located in Springfield, Illinois. The Bank has also established borrowing capabilities with the Federal Reserve Bank of St. Louis. See Note 7 of Notes to Consolidated Financial Statements.

      At March 31, 2002, the Bank had $2.9 million in repurchase agreements. See
Note 7 of Notes to Consolidated Financial Statements.

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


                                                            Year Ended
                                                             March 31,
                                                 --------------------------------
                                                       2002             2001
                                                 --------------------------------
                                                       (Dollars in thousands)

          Opening balance.....................     $    71,605       $   71,960
          Deposits............................         389,162          380,692
          Withdrawals.........................        (380,567)        (383,028)
          Interest credited...................           1,945            1,981
                                                   -----------       ----------

          Ending balance......................          82,145           71,605
                                                   -----------       ----------

          Net (decrease) increase.............     $    10,540       $     (355)
                                                   ===========       ==========

          Percent (decrease) increase.........         14.72%          (0.49)%
                                                      ======           ======

      The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank for the periods indicated.


                                                                     March 31,
                                                  ----------------------------------------------
                                                          2002                    2001
                                                  ----------------------------------------------
                                                              Percent                   Percent
                                                   Amount     of Total     Amount      of Total
                                                  ----------------------------------------------
                                                              (Dollars in thousands)

      Transactions and Savings Deposits:
      ---------------------------------

      Non-interest bearing demand 0%...........    $ 5,855      7.13%     $ 5,132         7.17%
      Passbook Accounts (2.12%)................     20,181     24.57       12,725        17.77
      NOW Accounts (2.01%).....................     17,450     21.24       13,980        19.52
                                                  --------    ------      -------       ------

      Total non-certificates...................     43,486     52.94       31,837        44.46
                                                  --------    ------      -------       ------

      Certificates:
      ------------

       2.00 - 3.99%............................    $14,833     18.06      $   430         0.60
       4.00 - 5.99%............................     17,277     21.03       21,585        30.15
       6.00 - 7.99%............................      6,549      7.97       17,753        24.79
                                                  --------    ------      -------       ------

      Total certificates.......................     38,659     47.06%      39,768        55.54
                                                  --------    ------      -------       ------
      Total deposits...........................    $82,145    100.00%     $71,605       100.00%
                                                  ========    ======      =======       ======

      The following table shows rate and maturity information for the Bank's certificates of deposit as of March 31, 2002.


                                                                                                      Weighted
                                             2.00-       4.00-       6.00-                 Percent     Average
                                             3.99%       5.99%       7.99%      Total     of Total      Rate
                                          ----------------------------------------------------------------------
                                                                 (Dollars in thousands)
Certificate accounts
    maturing
in quarter ending:
-----------------
June 30, 2002.......................      $  3,542     $ 3,712    $    961    $  8,215      21.25%      4.03%
September 30, 2002..................         4,364       4,445       1,364      10,173      26.32       4.20
December 31, 2002...................         2,169       2,036       1,293       5,498      14.22       4.48
March 31, 2003......................         3,123       1,651         722       5,496      14.22       3.96
June 30, 2003.......................           329         908         766       2,003       5.18       5.10
September 30, 2003..................           414       2,381          46       2,841       7.35       4.52
December 31, 2003...................           137         179         399         715       1.85       5.43
March 31, 2004......................           252         503         365       1,120       2.90       4.97
June 30, 2004.......................            76         323         318         717       1.85       5.50
September 30, 2004..................           147         359          43         549       1.42       4.42
December 31, 2004...................            18          80         232         330       0.85       6.03
March 31, 2005......................             2         389         ---         391       1.01       5.62
Thereafter..........................           260         311          40         611       1.58       4.29

   Total............................      $ 14,833     $17,277     $ 6,549    $ 38,659     100.00%      4.34%
                                          ========     =======     =======    ========     ======       ====

   Percent of total.................         38.37%      44.69%      16.94%     100.00%
                                             =====       =====       =====      ======

      The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of March 31, 2002.


                                                                             Maturity
                                                  ----------------------------------------------------------------
                                                                 Over         Over
                                                   3 Months     3 to 6       6 to 12        Over
                                                   or Less      Months       Months      12 months      Total
                                                  ----------------------------------------------------------------

Certificates of deposit less than $100,000....    $   6,542    $   6,793    $   8,975     $   7,826     $ 30,136

Certificates of deposit of $100,000 or more...        1,132        2,345        1,886         1,451        6,814

Public funds of $100,000 or more (1)..........          541        1,035          133           ---        1,709
                                                  ---------    ---------    ---------     ---------     --------

Total certificates of deposit.................    $   8,215    $  10,173    $  10,994     $   9,277     $ 38,659
                                                  ---------    ---------    ---------     ---------     --------
---------------
(1)      Deposits from governmental and other public entities.


SUBSIDIARY ACTIVITIES

      As a national bank, the Bank is able to invest unlimited amounts in subsidiaries that are engaged in activities in which the parent bank may engage. In addition, a national bank may invest limited amounts in subsidiaries that provide banking services, such as data processing, to other financial institutions. At March 31, 2002, the Bank had one subsidiary, First Robinson Service Corporation, Inc.

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

      Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document. See Note 8 of Notes to Consolidated Financial Statements.

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

      The Bank's loans-to-one borrower limit is generally limited to 15% of unimpaired capital and surplus. At March 31, 2002, the maximum amount which the Bank could have lent under this limit to any one borrower and the borrower's related entities was approximately $1.4 million. At March 31, 2002, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. The Bank's five largest lending relationships at March 31, 2002 totaled $7.4 million in the aggregate and were performing in accordance with their terms. Of this amount, $3.5 million was participated to other lenders.

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

ACCOUNTING

      The OCC requires that investment activities of a national bank be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Accordingly, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. The Bank is in compliance with these requirements.

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

FEDERAL RESERVE SYSTEM

      The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At March 31, 2002, the Bank had $129,000 in FRB stock, which was in compliance with these reserve requirements.

      The Bank is a member of the Federal Reserve System. National banks are authorized to borrow from the Federal Reserve Bank ""discount window," but FRB regulations require banks to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the FRB.

HOLDING COMPANY REGULATION

      GENERAL. The Company is a bank holding company registered with the FRB. Bank holding companies are subject to comprehensive regulation by the FRB under the Banking Holding Company Act (the "BHCA"), and the regulations of the FRB. As a bank holding company, the Company is required to file reports with the FRB and such additional information as the FRB may require, and will be subject to regular examinations by the FRB. The FRB also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

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

      DIVIDENDS. The FRB has issued a policy statement, with which the Bank is in compliance, on the payment of cash dividends by bank holding companies, which expresses the FRB's view that a bank holding company should pay cash dividends only to the extent that the Company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the Company's capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the FRB, the FRB may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized." See "Regulation -- Prompt Corrective Action."

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

      As a member, the Bank is required to purchase and maintain stock in the FHLB of Chicago. At March 31, 2002, the Bank had $540,000 in FHLB stock, which was in compliance with this requirement. In the past year, the Bank has received dividends on its FHLB stock.

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

      The Bank has recorded a deferred tax asset of approximately $78,000, of which $37,000 relates to unrealized loss on available-for-sale securities, which has been reduced for income tax timing adjustments. See Note 11 of Notes to Consolidated Financial Statements.

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

EMPLOYEES

      At March 31, 2002, the Company and the Bank had a total of 40 full-time and 10 part-time employees. The Company's and the Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

ITEM 2.    DESCRIPTION OF PROPERTIES
           -------------------------

      The Bank conducts its business through its main office and three branch offices, which are located in Crawford County, Illinois. The Bank owns its main office and branch offices. The total net book value of the Bank's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at March 31, 2002 was approximately $2.7 million. The following table sets forth information relating to the Bank's offices as of March 31, 2002.


                                                       Total
                                                     Approximate
                                         Date          Square        Net Book Value at
                     Location          Acquired       Footage          March 31, 2002
          -------------------------------------------------------------------------------
          Main Office:
            501 East Main Street         1985          12,420           $1.6 million
            Robinson, Illinois

          Branch Offices:
            119 East Grand Prairie       1995          1,800              343,000
            Palestine, Illinois

            102 West Main Street         1995          2,260               69,000
            Oblong, Illinois

            Outer East Main Street       1997          1,000              197,000
            Oblong, Illinois

      The Company and the Bank believe that current facilities are adequate to meet the present and foreseeable needs. See Note 5 of Notes to Consolidated Financial Statements.

ITEM 3.    LEGAL PROCEEDINGS
           -----------------

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, for the quarter ended March 31, 2002.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Pages 46 and 47 of the attached 2002 Annual Report to Stockholders is herein incorporated by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
           ---------------------------------------------------------------

      Pages 4 through 15 of the attached 2002 Annual Report to Stockholders are herein incorporated by reference.

ITEM 7.    FINANCIAL STATEMENTS
           --------------------

      The following information appearing in the Company's Annual Report to Stockholders for the year ended March 31, 2002, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.

                                                                     Pages in
                                                                      Annual
Annual Report Section                                                 Report
---------------------                                              -------------

Report of Independent Auditors....................................      17
Consolidated Statements of Financial Condition for the
   Fiscal Years Ended March 31, 2002 and 2001.....................      18
Consolidated Statements of Income for the
   Years Ended March 31, 2002 and 2001............................      19
Consolidated Statements of Stockholders' Equity for
   Years Ended March 31, 2002 and 2001............................      20
Consolidated Statements of Cash Flows for the
   Years Ended March 31, 2002 and 2001............................      21
Notes to Consolidated Financial Statements........................      23

      With the exception of the aforementioned information, the Company's Annual Report to Stockholders for the year ended March 31, 2002, is not deemed filed as part of this Annual Report on Form 10-KSB.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE
           --------------------------------------------------

      There have been no changes in or disagreements with the Company's accountants on accounting and financial disclosure matters.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
           -------------------------------------------------------------

DIRECTORS
---------

      Information concerning directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 25, 2002, a copy of which was filed with the Securities and Exchange Commission (the "SEC") on June 18, 2002.

EXECUTIVE OFFICERS
------------------

      Information concerning Executive Officers of the Company and the Bank is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 25, 2002, a copy of which was filed with the SEC on June 18, 2002.

COMPLIANCE WITH SECTION 16(A)
-----------------------------

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

      To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

ITEM 10.   EXECUTIVE COMPENSATION
           ----------------------

      Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 25, 2002, a copy of which was filed with the SEC on June 18, 2002.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           --------------------------------------------------------------

      Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 25, 2002, a copy of which was filed with the SEC on June 18, 2002.

EQUITY COMPENSATION PLAN INFORMATION:

      The following table provides information as of March 31, 2002 related to our equity compensation plans in effect at that time.


                                           EQUITY COMPENSATION PLAN INFORMATION
------------------------------- ---------------------------- ---------------------------- ----------------------------
        PLAN CATEGORY           NUMBER OF SECURITIES TO BE    WEIGHTED-AVERAGE EXERCISE      NUMBER OF SECURITIES
                                  ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING        REMAINING AVAILABLE FOR
                                   OUTSTANDING OPTIONS,         OPTIONS, WARRANTS AND        FUTURE ISSUANCE UNDER
                                    WARRANTS AND RIGHTS                RIGHTS              EQUITY COMPENSATION PLANS
                                            (A)                          (B)                 (EXCLUDING SECURITIES
                                                                                           REFLECTED IN COLUMN (A))
------------------------------- ---------------------------- ---------------------------- ----------------------------
  EQUITY COMPENSATION
   PLANS APPROVED BY
    SECURITY HOLDERS                       86,372                       $17.25                       16,783
------------------------------- ---------------------------- ---------------------------- ----------------------------

The Company does not maintain any equity compensation plans that have not been approved by security holders.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           ----------------------------------------------

      Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 25, 2002, a copy of which was filed with the SEC on June 18, 2002.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

           (A)      EXHIBITS


    REGULATION                                                                     REFERENCE TO
       S-B                                                                        PRIOR FILING OR
     EXHIBIT                                                                      EXHIBIT NUMBER
      NUMBER                                 DOCUMENT                             ATTACHED HERETO
      2             Plan of acquisition, reorganization, arrangement,
                    liquidation or succession                                           None
      3(i)          Certificate of Incorporation                                         *
      3(ii)         By-Laws                                                              *
      4             Instruments defining the rights of security holders,                 *
                    including debentures
      9             Voting Trust Agreement                                              None
     10             Material Contracts                                                  None
     11             Statement re: computation of per share earnings                     None
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


     99          Additional Exhibits                                       None
----------------

* Previously filed as exhibits to the Company's Registration Statement on Form S-1 filed with the SEC on March 19, 1997 (File No. 333-23625). All of such previously filed exhibits are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

           (B)   REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the three-month quarterly period ended March 31, 2002.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     FIRST ROBINSON FINANCIAL
                                                      CORPORATION


Date:     June 28, 2002                              By:    /s/ Rick L. Catt
       ------------------                                 -------------------------------------
                                                          Rick L. Catt, Director, President
                                                          and Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 By:     /s/ Rick L. Catt                            By:     /s/ Jamie E. McReynolds
       ----------------------------------                 -------------------------------------
       Rick L. Catt, Director, President                  Jamie E. McReynolds, Vice
        and Chief Executive Officer                        President, Chief Financial Officer
        (PRINCIPAL EXECUTIVE AND                           and Secretary
        OPERATING OFFICER)                                 (CHIEF FINANCIAL AND ACCOUNTING
                                                           OFFICER)

 Date:    June 28, 2002                              Date:   June 28, 2002
       ------------------                                 ------------------

 By:     /s/ Scott F. Pulliam                        By:    /s/ J. Douglas Goodwine
       ----------------------------------                 -------------------------------------
       Scott F. Pulliam, Director                         J. Douglas Goodwine, Director

 Date:    June 28, 2002                              Date:   June 28, 2002
       ------------------                                 ------------------

 By:     /s/ Robin E. Guyer                          By:    /s/ Steven E. Neeley
       ----------------------------------                 -------------------------------------
       Robin E. Guyer, Director                           Steven E. Neeley, Director

 Date:    June 28, 2002                              Date:   June 28, 2002
       ------------------                                 ------------------

 By:     /s/ William K. Thomas                       By:    /s/ Donald K. Inboden
       ----------------------------------                 -------------------------------------
       William K. Thomas, Director                        Donald K. Inboden, Director

 Date:    June 28, 2002                              Date:   June 28, 2002
       ------------------                                 ------------------