Form 10QSB
period 2002-06-30
FIRST ROBINSON FINANCIAL CORP
filed 2002-08-09
CIK 1035991

                         SECURITY AND EXCHANGE COMMSSION

                              WASHNGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2002
                                   -------------

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

As of August 9, 2002, the Registrant had 517,644 shares of Common Stock, par value $0.01, issued and outstanding.


Transitional Small Business Disclosure Format (check one):
                                  YES      NO  X
                                               -

                      FIRST ROBINSON FINANCIAL CORPORATION

                              Index to Form 10-QSB

     PART 1. FINANCIAL INFORMATION                                         PAGE

       Item 1. Financial Statements

            Consolidated Balance Sheet as of June 30, 2002
               And March 31, 2002                                           3

            Consolidated Statements of Income for the Quarters Ended
               June 30, 2002 and June 30, 2001                              4

            Consolidated Statements of Stockholders' Equity for the
               Quarters Ended June 30, 2002 and June 30, 2001               5

            Consolidated Statements of Cash Flows for the Quarters
               Ended June 30, 2002 and June 30, 2001                        6

            Notes to Consolidated Financial Statements                      8

       Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             10

     PART II OTHER INFORMATION

       Item 1. Legal Proceedings                                            19

       Item 2. Changes in Securities                                        19

       Item 3. Defaults Upon Senior Securities                              19

       Item 4. Submission of Matters to a Vote of Security Holders          19

       Item 5. Other Information                                            19

       Item 6. Exhibits and Reports on Form 8-K                             19


              SIGNATURES                                                    20

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                                                        Unaudited         Audited
                                                                                         6/30/02          3/31/02
                                                                                         -------          -------
                                     ASSETS                                                      ($1,000's)
Cash and Cash Equivalents:
  Cash and due from banks                                                                 $1,201           $1,227
  Interest bearing deposits in banks                                                       7,728           11,902
                                                                                           -----           ------
    Total Cash and Cash Equivalents                                                        8,929           13,129

Securities available for sale, amortized cost of $22,565 and $21,561 at
  June 30, 2002 and March 31, 2002 respectively                                           22,893           21,452
Securities held to maturity, estimated market value of $30,000 and
  $50,000 at June 30, 2002 and March 31, 2002, respectively                                   30               50
Loans, net of allowance for loan losses of $595,000 and $534,000 at
  June 30, 2002 and March 31, 2002, respectively                                          62,891           59,274
Foreclosed assets, net                                                                         0               97
Premises and equipment, net                                                                2,677            2,745
Accrued interest receivable                                                                  531              563
Deferred income tax                                                                            0               78
Other assets                                                                                 474              336
                                                                                             ---              ---

    Total Assets                                                                         $98,425          $97,724
                                                                                         =======          =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
  Non-interest-bearing                                                                    $6,317           $5,855
  Interest-bearing                                                                        75,980           76,290
                                                                                          ------           ------
    Total Deposits                                                                        82,297           82,145

Advances from Federal Home Loan Bank                                                       3,000            3,000
Repurchase agreements                                                                      3,007            2,932
Advances from Borrowers for taxes and insurance                                              131              102
Accrued interest payable                                                                     200              208
Accrued income taxes                                                                          88                8
Deferred income taxes                                                                         86                0
Accrued expenses                                                                             358              329
                                                                                             ---              ---
    Total Liabilities                                                                     89,167           88,724
                                                                                          ------           ------

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.01 par value; authorized 500,000 shares,
  No shares issued and outstanding
Common stock, $ .01 par value; authorized 2,000,000 shares
  859,625 shares issued and outstanding                                                        9                9
Additional paid-in capital                                                                 8,373            8,367
Retained earnings                                                                          6,018            5,956
Treasury stock, at cost (332,540 shares 6/30/02; 325,322 shares 3/31/02)                  (4,825)          (4,724)
Accumulated other comprehensive income                                                       205             (68)

Common stock acquired by ESOP/RRP                                                           (522)            (540)
                                                                                            -----            -----
    Total Stockholders' Equity                                                             9,258            9,000
                                                                                           -----            -----

    Total Liabilities and Stockholders' Equity                                           $98,425          $97,724
                                                                                         =======          =======

The accompanying notes are an integral part of these consolidated financial statements.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  For the Quarters Ended June 30, 2002 and 2001

                                                                    2002             2001
                                                                  Unaudited        Unaudited
                                                                  ---------        ---------
Interest and dividend income:                                             ($1,000's)
  Interest on loans, including fees                                 $1,176           $1,355
  Debt securities:
    Taxable                                                            306              261
    Tax-exempt                                                          15               16
  Dividends                                                              9               11
                                                                         -               --
    Total interest income                                            1,506            1,643
                                                                     -----            -----

Interest expense:
  Interest on deposits                                                 583              706
  Interest on FHLB advances                                             41               41
  Interest on repurchase agreements                                     21               48
                                                                        --               --
    Total interest expense                                             645              795
                                                                       ---              ---

      Net interest income                                              861              848

Provision for loan losses                                               15               80
                                                                        --               --

      Net interest income after provision                              846              768

Non-interest income:
  Charges and fees on deposit accounts                                 113              110
  Charges and other fees on loans                                       10               15
  Other non-interest income                                            147               24
  Gain on sale of loans                                                  6                7
  Realized gain on sale of investments                                   0               10
                                                                         -               --
    Total other income                                                 276              166

Non-interest expense:
  Compensation and employee benefits                                   442              447
  Occupancy and equipment                                              120              122
  Foreclosed property expense                                           10                0
  Data Processing                                                       33               33
  Audit, legal and other professional                                   47               39
  SAIF deposit insurance                                                 3                3
  Advertising                                                           15               23
  Telephone and postage                                                 27               30
  Loss on sale of foreclosed assets                                      1               25
  Other                                                                 98               94
                                                                        --               --
    Total other expenses                                               796              816
                                                                       ---              ---

      Income before income tax                                         326              118

Provision for income taxes                                              86               44
                                                                        --               --

    Net Income                                                        $240              $74
                                                                      ====              ===

Earnings Per Share-Basic                                             $0.49            $0.14

Earnings Per Share-Diluted                                           $0.49            $0.14


The accompanying notes are an integral part of these consolidated financial statements.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  For The Quarters Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                                     Unallocated    Accumulated
                                                                                         ESOP          Other
                                Common      Paid-in       Retained     Treasury           and      Comprehensive
                                 Stock      Capital       Earnings       Stock            RRP          Income      Total
                                 -----------------------------------------------------------------------------------------
                                                                      ($1,000's)
Balance at March 31, 2002           $9       $8,367        $5,956       $(4,724)        $(540)          $(68)      $9,000
Net Income                                                    240                                                     240
                                                                                                                        -

Other Comprehensive Income
   Unrealized gain (loss) on securities                                                                               437
   Realized (gain) loss on sale of securities                                                                           0
Related tax effects                                                                                                 (164)
                                                                                                                    -----
Total other comprehensive income                                                                         273          273
                                                                                                                      ---
   Total comprehensive income                                                                                        $513
                                                                                                                     ====

Allocation of ESOP shares                         6                                         18                         24
Treasury Stock at cost (7,218 shares)                                      (101)                                    (101)
Dividends paid                                              (178)                                                   (178)
                               -------------------------------------------------------------------------------------------
Balance at June 30, 2002            $9       $8,373        $6,018       $(4,825)         $(522)          $205      $9,258
                                    ==       ======        ======       ========         ======          ====      ======


The accompanying notes are an integral part of these consolidated financial statements.

                                                                                     Unallocated    Accumulated
                                                                                         ESOP          Other
                                Common      Paid-in       Retained     Treasury           and      Comprehensive
                                 Stock      Capital       Earnings       Stock            RRP          Income      Total
                                 -----------------------------------------------------------------------------------------
                                                                      ($1,000's)
Balance at March 31, 2001           $9       $8,338        $5,744       $(4,356)         $(737)           $44      $9,042
Net Income                                                     74                                                      74

Other Comprehensive Income
   Unrealized gain (loss) on securities                                                                              (22)
   Realized (gain) loss on sale of securities                                                                        (10)
   Related tax effects                                                                                                 12
                                                                                                                       --
Total other comprehensive income                                                                         (20)        (20)
                                                                                                                     ----
   Total comprehensive income                                                                                         $54
                                                                                                                      ===

 Allocation of ESOP shares                        8                                          18                        26
Treasury Stock at cost (4,975 shares)                                       (74)                                     (74)
Dividends paid                                              (181)                                                   (181)
                               -------------------------------------------------------------------------------------------
Balance at June 30, 2001            $9       $8,346        $5,637       $(4,430)         $(719)           $24      $8,867
                                    ==       ======        ======       ========         ======           ===      ======


The accompanying notes are an integral part of these consolidated financial statements.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Quarters Ended June 30, 2002 and June 30, 2001
                                   (Unaudited)

                                                                                                June 30,
                                                                                    2002                       2001
                                                                                    ----                       ----
                                                                                               ($1,000's)
Cash flows from operating activities:
   Net income                                                                       $240                        $74
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
     Provision for depreciation                                                       68                         71
     Provision for loan losses                                                        15                         80
     Net amortization and accretion on investments                                    32                         13
     ESOP shares allocated                                                            24                         26
     Decrease in accrued interest receivable                                          32                        108
     Decrease in prepaid income taxes                                                  0                         44
     (Increase) decrease in other assets                                           (138)                         51
     (Decrease)  in accrued interest payable                                         (8)                       (76)
     Increase (decrease) in accrued income taxes                                      80                          0
     Increase in accrued expenses                                                     29                        109
     FHLB stock dividends                                                            (7)                        (9)
     Gain on sale of securities available for sale                                     0                       (10)
     Gain on sale of loans                                                           (6)                        (7)
     Loss on sale of foreclosed assets                                                 1                         25
                                                                                       -                         --
       Net cash provided by operating activities                                     362                        499
                                                                                     ---                        ---
Cash flows from investing activities:
     Proceeds from maturities of securities held to maturity                          20                         20
     Proceeds from maturities of securities available for sale                       500                          0
     Proceeds from sale of securities available for sale                               0                        233
     Proceeds from sale of mortgage backed securities available for sale               0                        760
     Purchase of securities available for sale                                   (1,609)                          0
     Purchase of mortgage-backed securities available for sale                   (1,005)                          0
     Federal Reserve Bank Stock sold                                                   0                        135
     Bankers' Bancorp, Inc. Stock purchased                                         (36)                          0
     Repayment of principal on mortgage-backed securities                          1,121                        846
     Decrease (increase) in loans receivable                                     (4,406)                    (2,480)
     Proceeds from sale or participation of originated loans                         818                      1,320
     Proceeds from sale of foreclosed assets                                          58                         22
     Purchase of premises and equipment                                                0                       (68)
                                                                                       -                       ----
       Net cash provided by (used in) investing activities                       (4,539)                        788
                                                                                 -------                        ---

                 FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLDIATED STATEMENT OF CASH FLOWS
                  For The Quarters Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                                                June 30,
                                                                                                --------
                                                                                    2002                       2001
                                                                                    ----                       ----
                                                                                               ($1,000's)
Cash flows from financing activities:
      Net increase (decrease) in deposits                                           $152                     $(826)
      Increase (decrease) in repurchase agreements                                    75                    (1,805)
      Advances from Federal Home Loan Bank                                             0                          0
      Repayment of FHLB advances                                                       0                          0
      Increase in advances from borrowers
         for taxes and insurance                                                      29                         34
      Dividends paid                                                               (178)                      (181)
      Purchase of treasury stock                                                   (101)                       (74)
                                                                                   -----                       ----
         Net cash (used in) provided by financing activities                        (23)                    (2,852)
                                                                                    ----                     ------

(Decrease) Increase in cash and cash equivalents                                 (4,200)                    (1,565)

Cash and cash equivalents at beginning of period                                  13,129                    6,879
                                                                                  ------                    -------

Cash and cash equivalents at end of period                                        $8,929                     $5,314
                                                                                  ======                     ======

Supplemental Disclosures:
   Additional Cash Flows Information:
      Cash paid for:
         Interest on deposits, advances and
            repurchase agreements                                                   $652                       $876
         Income taxes:
           Federal                                                                     0                          0
           State                                                                       6                          0

Non-Cash Investing Activities
           Loans transferred to foreclosed real estate                                 0                         40
           Foreclosed real estate refinanced as loans                                 38                          0


The accompanying notes are an integral part of these consolidated financial statements.

               FIRST ROBINSON FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The consolidated financial statements include the accounts of First Robinson Financial Corporation (the Company) and its wholly owned subsidiary, First Robinson Savings Bank, National Association (the Bank). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report dated April 19, 2002. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company at June 30, 2002 and the results of its operations and cash flows for the three months ended June 30, 2002 and 2001. The results of operations for those months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

2.   STOCK CONVERSION

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

3.   EARNINGS PER SHARE

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which requires entities with complex capital structures to present both basic earnings per share ("EPS") and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities of other contracts to issue common stock (such as stock options) were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period, plus common-equivalent shares computed using the treasury stock method. The Company's weighted average common shares outstanding were 492,380 and 513,137 for the quarters ending June 30, 2002 and 2001. The Company approved a stock option plan during the quarter ended September 30, 1998. This plan had no dilutive effect on the earnings per share since current stock price was less than option price.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   EMPLOYEE STOCK OWNERSHIP PLAN

In connection with the conversion to the stock form of ownership, the Board of Directors established an employee stock ownership plan (ESOP) for the exclusive benefit of participating employees. Employees age 21 or older who have completed one year of service are eligible to participate. Upon the issuance of the common stock, the ESOP acquired 68,770 shares of $0.01 par value common stock at the subscription price of $10.00 per share. The Bank makes contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. As the debt is repaid, shares are released from collateral and allocated to active employees. The Bank accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. As shares are released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share calculations. Dividends on allocated shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt or accrued interest. ESOP compensation expense for the three months ended June 30, 2002 and 2001 were $24,000 and $26,000 respectively.

The ESOP shares at June 30, 2002 and 2001 were as follows:
                                                     2002              2001
                                                     ----              ----
            Allocated shares                        38,023            30,781
            Shares released for allocation           3,439             3,621
            Unallocated shares                      27,308            34,368
                                                    ------            ------
            Total ESOP shares                       68,770            68,770

            Fair value of unallocated shares      $382,312          $496,618


5.   COMPREHENSIVE INCOME

The Company has adopted FASB Statement No. 130, Reporting Comprehensive Income. The statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes net income and other comprehensive income, which for the Company includes unrealized gains and losses on securities available for sale.
Comprehensive income, unaudited, for the three month period ended June 30, 2002 and 2001 are as follows:

                                                    Three Month Period
                                                    ------------------

                                                  2002               2001
                                                  ----               ----
                                                         ($1,000)
                                                         --------

Net Income                                        $240                $74
                                                  ----                ---
Other Comprehensive Income
Unrealized gains (losses) on securities            437               (22)
Realized (gains) losses on securities                0               (10)
Related tax effects                              (164)                 12
                                                 -----                 --
Other Comprehensive Income (Losses)                273               (20)
                                                   ---               ----
Comprehensive Income                              $513                $54
                                                  ====                ===

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

     The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at June 30, 2002.

                                                     Loans Delinquent For:
                  -------------------------------------------------------------------------------------
                         60-89 Days(1)               90 Days and Over(1)                 Nonaccrual       Total Delinquent Loans
                  --------------------------- ---------------------------- ---------------------------- ----------------------------
                                     Percent                     Percent                      Percent                      Percent
                                     of Loan                     of Loan                      of Loan                      of Loan
                   Number   Amount   Category  Number   Amount   Category   Number   Amount   Category   Number   Amount   Category
                  -------- -------- --------- -------- -------- ---------- -------- -------- ---------- -------- -------- ----------
                                                                         (Dollars in thousands)
Real Estate:
   One- to
   four-family....      1      $15     0.04%     ---     $---       ---       ---     $---        ---         1    $15       0.04%
   Commercial and
   agricultural
    real estate         2      160     1.16%     ---      ---       ---         2       93       0.67%        4    253       1.83%
Consumer..........      1        1     0.02%     ---      ---       ---         1        2       0.03%        2      3       0.05%
Commercial
   business and
   agricultural
   finance.......       1        2     0.03%     ---      ---       ---         1       50       0.70%        2     52       0.73%
                        -        -     -----     ---      ---       ---         -       --       -----        -     --       -----

     Total......        5     $178     0.28%       0       $0      0.00%        4      $145      0.23%        9   $323       0.51%
                        =     ====     =====       =       ==      =====        =      ====      =====        =   ====       =====

==============================================================================================================================
(1)  Loans are still accruing.


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

                                                                March
                                                June 30,        31,
                                              --------------------------
                                                  2002          2002
                                              ------------  ------------
                                                (Dollars in thousands)
        Non-accruing loans:
          One- to four-family................         $---            $7
          Commercial and agricultural
             real estate.....................           93           120
          Consumer...........................            2            11
          Commercial business and
             agricultural finance............           50            69
                                                   -------       -------
               Total.........................          145           207
                                                   -------       -------
        Accruing loans delinquent more
          than 90 days:
          One- to four-family................          ---           ---
          Commercial and agricultural
             real estate.....................          ---           ---
          Consumer...........................          ---           ---
          Commercial business and
             agricultural finance............          ---           ---
                                                   -------       -------
               Total.........................          ---           ---
                                                   -------       -------

        Foreclosed assets:
          One- to four-family................          ---            61
          Commercial and agricultural
             real estate.....................          ---            36
          Consumer...........................          ---           ---
                                                   -------       -------
               Total.........................          ---            97
                                                   -------       -------

        Total non-performing assets..........         $145          $304
                                                   =======       =======
        Total as a percentage of total
          assets.............................        0.15%         0.31%
                                                   =======       =======

     Gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $4,000 for the three months ended June 30, 2002 and $10,000 for the three months ended June 30, 2001.

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

     In connection with the filing of its periodic reports with the OCC and in accordance with its classification of assets policy, the Bank regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at June 30, 2002, the Bank had classified a total of $661,000 of its assets as substandard and $188,000 as doubtful or loss. At June 30, 2002, total classified assets comprised $849,000, or 9.3% of the Bank's capital, and 0.86% of the Bank's total assets.

     OTHER LOANS OF CONCERN. As of June 30, 2002, there were $3.1 million in loans identified, but not classified, by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the business have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

     Real estate properties acquired through foreclosure are recorded at net realizable value, estimated to be 80% of fair market value. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At June 30, 2002, the Bank had no real estate properties acquired through foreclosure.

     Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At June 30, 2002, the Bank had a total allowance for loan losses of $595,000, representing 0.94% of the Bank's loans.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations

The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

                                              June 30,                                   March 31,
                             ----------------------------------------------------------------------------------------

                                                2002                                        2002
                             ------------------------------------------  --------------------------------------------
                                                            Percent of                                   Percent of
                                                             Loans in                                     Loans in
                               Amount of         Loan          Each        Amount of        Loan            Each
                               Loan Loss      Amounts by    Category to    Loan Loss      Amounts by     Category to
                               Allowance       Category     Total Loans    Allowance       Category      Total Loans
                             -------------   ------------  ------------- -------------   ------------   -------------
                                                             (Dollars in thousands)
One- to four-family....                $87       $34,512         53.83%          $105        $33,995        56.02%
Multi-family...........                ---           696           1.08           ---            707          1.16
Commercial and
   agricultural real estate             94        13,811          21.54           138         12,251         20.19
Construction or
   development.........                ---         1,705           2.66           ---          1,237          2.04
Consumer...............                 51         6,302           9.83            36          5,934          9.78
Commercial business
  and agricultural
  finance..............                359         7,091          11.06           255          6,562         10.81
Unallocated............                  4           ---            ---           ---            ---           ---
                                      $595       $64,117        100.00%          $534        $60,686       100.00%
                                      ====       =======        =======          ====        =======       =======

         The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                       Three Months Ended
                                                             June 30,
                                                   ---------------------------
                                                        2002          2001
                                                   -------------  ------------
                                                      (Dollars in thousands)

Balance at beginning of period...................         $534        $620

Charge-offs:
  One- to four-family............................            6          20
  Commercial and agricultural real estate........          ---          95
  Consumer.......................................           17          10
  Commercial business and agricultural finance...           20         ---
                                                            --        ----
                                                            43         206
                                                            --         ---
Recoveries:
  One- to four-family............................            4           5
  Consumer.......................................            4           4
  Commercial business and agricultural finance...           81         ---
                                                            --        ----
                                                             -         ---
                                                            89           9
                                                            --           -

Net charge-offs..................................         (46)         116
Additions charged to operations..................           15          80
                                                            --          --
Balance at end of year...........................         $595        $584
                                                          ----        ----

Ratio of net charge-offs during the period to
 average loans outstanding during the period.....       (0.07)%       0.19%
                                                        ======        ====

Ratio of net charge-offs during the period to
 average non-performing assets...................      (21.20)%      19.14%
                                                       =======       =====

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations

FINANCIAL CONDITION


COMPARISON AT JUNE 30, 2002 AND MARCH 31, 2002

     Our total assets increased by approximately $701,000 or 0.7%, to $98.4 million at June 30, 2002 from $97.7 million at March 31, 2002. This increase in total assets was from increases in securities available for sale, loans and other assets. Securities available for sale increased by $1.4 million or 6.7% to $22.9 million as of June 30, 2002 from $21.5 million at March 31, 2002. Loans, net of allowance for loan losses, increased by $3.6 million or 6.1% to $62.9 million as of June 30, 2002 from $59.3 million at March 31, 2002. Other assets increased by $138,000 or 41.1% to $474,000 as of June 30, 2002 up from $336,000 at March 31, 2002. These increases were offset primarily by significant decreases in cash and cash equivalents, foreclosed assets and deferred income tax and minor decreases in securities held to maturity, premises and equipment, and accrued interest receivable. Total cash and cash equivalents decreased by $4.2 million or 32.0% from $13.1 million at March 31, 2002 to $8.9 million as of June 30, 2002. Foreclosed assets decreased by $97,000 or 100.0% from $97,000 at March 31, 2002 to no foreclosed assets as of June 30, 2002. Deferred income tax also decreased by 100.0% or $78,000 from $78,000 at March 31, 2002 to no deferred income tax at June 30, 2002.

     Liabilities increased approximately $443,000 or 0.5% to $89.2 million at June 30, 2002 from $88.7 million at March 31, 2002. A $152,000 or 0.2% increase in total deposits plus modest increases in most other categories of liabilities were the primary reasons for the increase in our liabilities. Non-interest bearing deposits increased by $462,000 or 7.9% from $5.9 million at March 31, 2002 to $6.3 million as of June 30, 2002 while interest bearing deposits declined by $310,000 or 0.4% to $76.0 million as of June 30, 2002 from $76.3 million at March 31, 2002.

     Stockholders' equity increased $258,000 or 2.9% to $9.3 million as of June 30, 2002 from $9.0 million on March 31, 2002. A $0.34 per share dividend paid on June 17, 2002 to stockholders of record as of June 3, 2002 amounted to a total of $178,000 being paid from retained earnings. The overall increase in retained earnings was $62,000 due to the addition of $240,000 in quarterly earnings. Accumulated other comprehensive income increased by $273,000 or 401.5% to $205,000 at June 30, 2002. These increases were offset by the repurchase of 7,218 shares of stock under our approved stock repurchase program. These purchases increased our treasury stock account by $110,000 to $4.8 million at June 30, 2002.

RESULTS OF OPERATION

COMPARISON OF THE QUARTERS ENDED JUNE 30, 2002 AND 2001

PERFORMANCE SUMMARY

     Our net earnings were $240,000 for the first quarter of the 2003 fiscal year. Earnings for the quarter ended June 30, 2001 were $74,000. The $166,000 or 224.3% increase in net income was primarily the result of an increase of $78,000 or 10.2% in net interest income after provision, an increase of $110,000 or 66.3% in non-interest income and a decrease of $20,000 or 2.5% in non-interest expenses, offset by an increase of $42,000 or 95.5% in provision for income taxes.

NET INTEREST INCOME

     Net interest income increased by $13,000 or 1.5% to $861,000 during the three months ended June 30, 2002, as compared to $848,000 during the same period in the prior year. Interest income decreased by $137,000 or 8.3% to $1.5 million for the quarter ended June 30, 2002 down from $1.6 million for the same period last year. Management has lowered interest rates on deposits to offset the decline in interest income. We have made a conscious effort to move deposit funds into savings and checking accounts, which are traditionally lower cost than certificates of deposit. Management has also decided to not aggressively bid on jumbo certificates of deposit. As a result, interest expense for the June
30. 2002 quarter decreased by $150,000 or 18.9% to $645,000 as compared to $795,000 for the same three months ending June 30, 2001.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations


NON-INTEREST INCOME

     Total non-interest income increased by $110,000 or 66.3% to $276,000 during the three months ended June 30, 2002, as compared to $166,000 during the same period in the prior year. The increase in total non-interest income was from an increase of $3,000 or 2.7% in charges and fees on deposit accounts and an increase of $123,000 or 512.5% in other non-interest income offset by a decrease of $5,000 or 33.3% in charges and other fees on loans, an decrease of $1,000 or 14.3% on the sale of real estate loans through the MPF program with the Federal Home Loan Bank of Chicago, and a decrease of $10,000 on the realized gain on the sale of investments. The significant increase in other non-interest income was the result of a $97,000 one-time payment from the proceeds of a life insurance policy owned by the Bank on a commercial loan customer.

NON-INTEREST EXPENSE

     Total non-interest expense decreased by $20,000 or 2.5% to $796,000 during the three months ended June 30, 2002, as compared to $816,000 during the same period in the prior year. This decrease was due primarily from a decrease of $5,000 or 1.1% in compensation and employee benefits, a decrease of $2,000 or 1.6% in occupancy and equipment expense, a decrease of $8,000 or 34.8% in advertising expense, a decrease of $3,000 or 10.0% in telephone and postage expense and a decrease of $24,000 or 96.0% in loss on sale of foreclosed assets. These decreases were offset by a $10,000 increase in foreclosed property expense, an increase of $8,000 or 20.5% in audit, legal and other professional expense and a $4,000 or 4.3% increase in other expenses. The decrease in compensation expense is primarily from the reduction of four full time equivalent employees through attrition. The decrease in occupancy and equipment expense was primarily the result of a reduction in depreciation expense. The advertising budget was reduced significantly because the Bank is using much less print and television advertising. Legal fees increased due to the ongoing collection efforts of a large agriculture credit.

PROVISION FOR LOAN LOSSES

     During the three months ended June 30, 2002, we recorded provision for loan losses of $15,000 as compared to $80,000 for the same period of the prior year. This represents a decrease of $65,000 or 81.3%. For the quarter ended June 30, 2002, the bank recorded net recoveries of $46,000 to the allowance for loan and lease losses. This was primarily the result of a net recovery of $76,000 from the proceeds of a life insurance policy on a commercial loan customer. As a result, we recorded the provision to adjust our allowance for loan losses to a level deemed appropriate based on an assessment of the volume and lending presently being conducted by the bank, industry standards, past due loans, economic conditions in our market area generally and other factors related to the collectability of the loan portfolio. Our non-performing assets as a percentage of total assets was 0.15% at June 30, 2002, as compared to 0.56% at June 30, 2001.

PROVISION FOR INCOME TAXES

     The Company recognized a provision for federal and state income taxes of $86,000 for the three months ended June 30, 2002 as compared to a provision for income taxes of $44,000 for the same period in the prior year. The effective tax rate during the three months ended June 30, 2002 was 26.4% as compared to 37.3% during the quarter ended June 30, 2001. The decrease in the effective tax rate is from the $97,000 one-time proceeds of a life insurance policy.

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

     At June 30, 2002 we had $3.0 million in advances from the FHLB of Chicago outstanding with no change from the amount of advances as of March 31, 2002. We use our liquidity resources principally to meet outstanding commitments on loans, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. We anticipate no foreseeable problems in meeting current loan commitments. At June 30, 2002, we had outstanding commitments to extend credit, which amounted to $4.6 million (including $2.9 million, in available revolving commercial and agricultural lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet any foreseeable liquidity needs.

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

REGULATORY CAPITAL

     The Company and the Bank are subject to capital requirements of the federal bank regulatory agencies which require the Bank to maintain minimum ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8% respectively. Tier I capital consists of total stockholders' equity calculated in accordance with generally accepted accounting principals less intangible assets, and total capital is comprised of Tier I capital plus certain adjustments, the only one of which is applicable to the Bank is the allowance for loan losses. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Bank adjusted for relative risk levels using formulas set forth by OCC regulations. The Bank is also subject to an OCC leverage capital requirement, which calls for a minimum ratio of Tier I capital to quarterly average total assets of 3% to 5%, depending on the institution's composite ratings as determined by its regulators.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations

REGULATORY CAPITAL

     At June 30, 2002, the Bank was in compliance with all of the aforementioned capital requirements as summarized below:

                                                                                June 30, 2002
                                                                                -------------
                                                                                  (1,000's)
                                                                                  ---------
Tier I Capital:
         Common stockholders' equity                                                $9,104
         Unrealized loss (gain) on securities available for sale                     (205)
         Less disallowed intangible assets                                             (8)

           Total Tier I capital                                                      8,891

Tier II Capital:
         Total Tier I capital                                                        8,891
         Qualifying allowance for loan losses                                          595

           Total risk-based capital                                                  9,486

Risk-weighted assets                                                                60,529
Quarter average assets                                                              98,122

                                                                                                        To be Well Capitalized
                                                                                                           Under the Prompt
                                                                               For Capital                 Corrective Action
                                                Actual                      Adequacy Purposes                 Provisions
                                                ------                      -----------------                 ----------
                                         Amount         Ratio             Amount          Ratio           Amount          Ratio
                                         ------         -----             ------          -----           ------          -----
  As of June 30, 2002:
     Total Risk-Based Capital
       (to Risk-Weighted Assets)         $9,486        15.67%             $4,842          8.00%            $6,053        10.00%
     Tier I Capital
      (to Risk-Weighted Assets)           8,891        14.69%              2,421          4.00%             3,632         6.00%
     Tier I Capital
      (to Average Assets)                 8,891         9.06%              3,925          4.00%             4,906         5.00%

At the time of the conversion of the Bank to a stock organization, a special liquidation account was established for the benefit of eligible account holders and the supplemental account holders in an amount equal to the net worth of the Bank. This special liquidation account will be maintained for the benefit of eligible account holders and the supplemental account holders who continue to maintain their accounts in the Bank after June 27, 1997. The special liquidation account was $5,070,000 as of that date. In the unlikely event of a complete liquidation, each eligible and the supplemental eligible account holders will be entitled to receive a liquidation distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The Bank may not declare or pay cash dividends on or repurchase any of its common stock if stockholders' equity would be reduced below applicable regulatory capital requirements or below the special liquidation account.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            None

Item 5.    OTHER INFORMATION
            None

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a)     The following exhibits are filed herewith:

                  1.    Exhibit 11:  Statement Regarding Computation of Earnings

                  2.    Exhibit 99:  Certification

           b)     Reports on Forms 8-K:

                         A report on Form 8-K was filed May 17, 2002 announcing year-end earnings as of March 31, 2002 and the declaration of a cash dividend to First Robinson Financial Corporation shareholders of record as of June 3, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FIRST ROBINSON FINANCIAL
                                      CORPORATION



Date:    August 9, 2002               /s/ Rick L. Catt
         --------------               ----------------
                                      Rick L. Catt
                                      President and Chief Executive Officer

Date:    August 9, 2002               /s/ Jamie E. McReynolds
         --------------               -----------------------
                                      Jamie E. McReynolds
                                      Chief Financial Officer and Vice President