Form 10QSB
period 2002-09-30
FIRST ROBINSON FINANCIAL CORP
filed 2002-11-14
CIK 1035991

                         SECURITY AND EXCHANGE COMMSSION
                              WASHNGTON, D.C. 20549
                                   FORM 10-QSB
(Mark One)
    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2002
                                   ------------------
                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         Commission File Number:        0-29276
                                        -------

                      FIRST ROBINSON FINANCIAL CORPORATION
               (Exact name of registrant as specified its charter)

             DELAWARE                                  36-4145294
             --------                                  ----------
  (State or other jurisdiction                       I.R.S. Employer ID Number
of incorporation or organization)


501 EAST MAIN STREET, ROBINSON.  ILLINOIS     62454
-----------------------------------------------------
(Address of principal executive offices)    (Zip Code)

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

As of November 14, 2002, the Registrant had 517,644 shares of Common Stock, par value $0.01, issued and outstanding.


Transitional Small Business Disclosure Format (check one):
                          YES        NO  X
                                         -

                                   FIRST ROBINSON FINANCIAL CORPORATION
                                           Index to Form 10-QSB

PART 1. FINANCIAL INFORMATION                                                                  PAGE
    Item 1. Financial Statements

        Consolidated Balance Sheet as of September 30, 2002
            And March 31, 2002                                                                   3

        Consolidated Statements of Income for the Three and Six Month Periods
            Ended September 30, 2002 and September 30, 2001                                      4

        Consolidated Statements of Stockholders' Equity for the Six Month Periods
             Ended September 30, 2002 and September 30, 2001                                     5

        Consolidated Statements of Cash Flows for the Three and Six Month Periods
             Ended September 30, 2002 and September 30, 2001                                     6

        Notes to Consolidated Financial Statements                                               8

    Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                     10

    Item 3.  Controls and Procedures                                                             19

PART II OTHER INFORMATION

    Item 1.   Legal Proceedings                                                                  20

    Item 2.   Changes in Securities                                                              20

    Item 3.   Defaults Upon Senior Securities                                                    20

    Item 4.   Submission of Matters to a Vote of Security Holders                                20

    Item 5.   Other Information                                                                  20

    Item 6.   Exhibits and Reports on Form 8-K                                                   20


           SIGNATURES                                                                            21

Item 1.  Financial Statements

                                             FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                                             CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                                                                   Unaudited        Audited
                                                                                                    9/30/02         3/31/02
                                                                                                    -------         -------
                                                               ASSETS                                     ($1,000's)
         Cash and Cash Equivalents:
           Cash and due from banks                                                                  $1,093           $1,227
           Interest bearing deposits in banks                                                        4,761           11,902
                                                                                                     -----           ------
              Total Cash and Cash Equivalents                                                        5,854           13,129

         Securities available for sale, amortized cost of $23,327 and $21,561 at
           Sept. 30, 2002 and March 31, 2002 respectively                                           24,054           21,452
         Securities held to maturity, estimated market value of $30,000 and
           $50,000 at Sept. 30, 2002 and March 31, 2002, respectively                                   30               50
         Loans, net of allowance for loan losses of $609,000 and $534,000 at
          Sept. 30, 2002 and March 31, 2002, respectively                                           63,909           59,274
         Foreclosed assets, net                                                                          0               97
         Premises and equipment, net                                                                 2,619            2,745
         Accrued interest receivable                                                                   656              563
         Deferred income tax                                                                             0               78
         Life insurance-cash value                                                                   1,114              133
         Other assets                                                                                  251              203
                                                                                                       ---              ---

              Total Assets                                                                         $98,487          $97,724
                                                                                                   =======          =======
                                    LIABILITIES AND STOCKHOLDERS' EQUITY

         Deposits
          Non-interest-bearing                                                                      $6,671           $5,855
          Interest-bearing                                                                          75,031           76,290
                                                                                                    ------           ------
              Total Deposits                                                                        81,702           82,145

         Advances from Federal Home Loan Bank                                                        3,000            3,000
         Repurchase agreements                                                                       3,238            2,932
         Advances from Borrowers for taxes and insurance                                                46              102
         Accrued interest payable                                                                      180              208
         Accrued income taxes                                                                           75                8
         Deferred income taxes                                                                         213                0
         Accrued expenses                                                                              140              329
                                                                                                       ---              ---
              Total Liabilities                                                                     88,594           88,724
                                                                                                    ------           ------
         Commitments and Contingencies

         Stockholders' Equity
         Preferred stock, $.01 par value; authorized 500,000 shares,
           No shares issued and outstanding
         Common stock, $ .01 par value; authorized 2,000,000 shares
           859,625 shares issued and outstanding                                                         9                9
         Additional paid-in capital                                                                  8,380            8,367
         Retained earnings                                                                           6,288            5,956
         Treasury stock, at cost (334,750 shares 9/30/02; 325,322 shares 3/31/02)                   (4,857)          (4,724)
         Accumulated other comprehensive income                                                        454              (68)
         Common stock acquired by ESOP/RRP                                                            (381)            (540)
                                                                                                      ----             ----
              Total Stockholders' Equity                                                             9,893            9,000
                                                                                                     -----            -----

              Total Liabilities and Stockholders' Equity                                           $98,487          $97,724
                                                                                                   =======          =======

The accompanying notes are an integral part of these consolidated financial statements.
                                                                        3

                                         FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                                                CONSOLIDATED STATEMENTS OF INCOME
                              For the Three and Six Month Periods Ended September 30, 2002 and 2001

                                                                              (Unaudited)
                                                      Three Month Period                      Six Month Period
                                                      ------------------                      ----------------
                                                                              ($1,000's)
                                                    2002             2001                  2002              2001
                                                    ----             ----                  ----              ----
Interest and dividend income:
    Interest on loans, including fees              $1,223           $1,349                $2,399            $2,704
    Debt securities:
      Taxable                                         294              251                   600               512
      Tax-exempt                                       16               16                    31                32
    Dividends                                           8               10                    17                21
                                                        -               --                    --                --
       Total interest income                        1,541            1,626                 3,047             3,269
                                                    -----            -----                 -----             -----

  Interest expense:
    Interest on deposits                              535              699                 1,118             1,405
    Interest on FHLB advances                          41               41                    82                82
    Interest on repurchase agreements                  23               44                    44                92
                                                       --               --                    --                --
     Total interest expense                           599              784                 1,244             1,579
                                                      ---              ---                 -----             -----

      Net interest income                             942              842                 1,803             1,690

  Provision for loan losses                             8              130                    23               210
                                                        -              ---                    --               ---

      Net interest income after provision             934              712                 1,780             1,480

  Non-interest income:
    Charges and fees on deposit accounts              129              112                   242               222
    Charges and other fees on loans                    33               20                    43                35
    Other non-interest income                          65               21                   115                45
    Life insurance proceeds                             1                0                    98                 0
    Net gain on sale of loans                          26               16                    32                23
    Net realized gain on sale of investments            0                0                     0                10
                                                        -                -                     -                --
 Total other income                                   254              169                   530               335

  Non-interest expense:
    Compensation and employee benefits                412              459                   854               906
    Occupancy and equipment                           122              129                   242               251
    Foreclosed property expense                         0               17                    10                17
    Data Processing                                    39               34                    72                67
    Audit, legal and other professional                31               31                    78                70
    SAIF deposit insurance                              4                4                     7                 7
    Advertising                                        26               25                    41                48
    Telephone and postage                              29               24                    56                54
    Loss on sale of foreclosed property                 0                0                     1                25
    Other                                              93              107                   191               201
                                                       --              ---                   ---               ---
     Total other expenses                             756              830                 1,552             1,646
                                                      ---              ---                 -----             -----

      Income before income tax                        432               51                   758               169

  Provision for income taxes                          162                2                   248                46
                                                      ---                -                   ---                --

     Net Income                                      $270              $49                  $510              $123
                                                     ====              ===                  ====              ====

  Earnings Per Share-Basic                          $0.55            $0.10                 $1.04             $0.24
  Earnings Per Share-Diluted                        $0.55            $0.10                 $1.04             $0.24

The accompanying notes are an integral part of these consolidated statements.
                                                                 4


                                             FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                          For The Quarters Ended September 30, 2002 and 2001
                                                            (Unaudited)

                                                                                     Unallocated    Accumulated
                                                                                         ESOP          Other
                                Common      Paid-in       Retained     Treasury          and       Comprehensive
                                 Stock      Capital       Earnings       Stock           RRP           Income        Total
                                 --------------------------------------------------------------------------------------------
                                                                      ($1,000's)

Balance at March 31, 2002           $9       $8,367        $5,956       $(4,724)        $(540)         $(68)        $9,000
Net Income                                                    510                                                      510

Other Comprehensive Income
   Unrealized gain (loss) on securities                                                                                836
   Related tax effects                                                                                                (314)
                                                                                                                      ----
Total other comprehensive income                                                                         522           522
                                                                                                                       ---
   Total comprehensive income                                                                                       $1,032
                                                                                                                    ======

Allocation of ESOP shares                        13                                        35                           48
Allocation of RRP shares                                                                  124                          124
Treasury Stock at cost (9,428 shares)                                      (133)                                      (133)
Dividends paid                                               (178)                                                    (178)
                                 --------------------------------------------------------------------------------------------
Balance at Sept. 30, 2002           $9       $8,380        $6,288       $(4,857)        $(381)          $454        $9,893
                                    ==       ======        ======       =======         =====           ====        ======

The accompanying notes are an integral part of these consolidated financial statements.


                                                                                     Unallocated    Accumulated
                                                                                         ESOP          Other
                                Common      Paid-in       Retained     Treasury          and       Comprehensive
                                 Stock      Capital       Earnings       Stock           RRP           Income        Total
                                 --------------------------------------------------------------------------------------------
                                                                      ($1,000's)


Balance at March 31, 2001           $9       $8,338        $5,744       $(4,356)        $(737)         $ 44         $9,042
Net Income                                                    123                                                      123

Other Comprehensive Income
   Unrealized gain (loss) on securities                                                                                186
   Realized (gain) loss on sale of securities                                                                          (10)
   Related tax effects                                                                                                 (66)
                                                                                                                       ---
Total other comprehensive income                                                                         110           110
                                                                                                                       ---
   Total comprehensive income                                                                                         $233
                                                                                                                      ====

Allocation of ESOP shares                        16                                        36                           52
Allocation of RRP shares                                                                  126                          126
Treasury Stock at cost (23,126 shares)                                     (342)                                      (342)
Dividends paid                                               (181)                                                    (181)
                                 --------------------------------------------------------------------------------------------
Balance at Sept. 30, 2001           $9       $8,354        $5,686       $(4,698)        $(575)          $154        $8,930
                                    ==       ======        ======       =======         =====           ====        ======

The accompanying notes are an integral part of these consolidated financial statements.

                                                               5

                                              FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 For the Three and Six Month Periods Ended September 30, 2002 and 2001
                                                              (Unaudited)
                                                              -----------

                                                                  Three Month Period                  Six Month Period
                                                                  ------------------                  ----------------
                                                                                        ($1,000's)

                                                                2002              2001              2002             2001
                                                                ----              ----              ----             ----
Cash flows from operating activities:
   Net income                                                   $270              $ 49              $510             $123
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
     Provision for depreciation                                   67                75               135              146
     Provision for loan losses                                     8               130                23              210
     Net amortization and accretion on investments                31                16                63               29
     ESOP shares allocated                                        24                26                48               52
     RRP shares allocated                                        124               126               124              126
     (Increase) in accrued interest receivable                  (125)             (108)              (93)               0
     Decrease in prepaid income taxes                              0                19                 0               63
     (Increase) decrease in other assets                        (891)              (32)           (1,029)              19
     (Decrease) increase in accrued interest payable             (20)                2               (28)             (74)
     (Decrease) increase in accrued income taxes                 (13)                0                67                0
     (Decrease) in accrued expenses                             (218)             (165)             (189)             (56)
     (Increase) in deferred taxes                                (23)                0               (23)               0
     FHLB Stock dividends                                         (7)               (8)              (14)             (17)
     Gain on sale of securities available for sale                 0                 0                 0              (10)
     Gain on sale of loans                                       (26)              (16)              (32)             (23)
     Loss on sale of foreclosed assets                             0                 0                 1               25
                                                                   -                 -                 -               --
       Net cash (used in) provided by operating activities      (799)              114              (437)             613
                                                                ----               ---              ----              ---

   Cash flows from investing activities:
     Proceeds from maturities of securities held to maturity       0                 0                20               20
     Proceeds from maturities of securities available for sale     0                 0               500                0
     Proceeds from sale of securities available for sale           0                 0                 0              233
     Proceeds from sale of mortgage-backed securities
             available for sale                                    0                 0                 0              760
     Purchase of securities available for sale                     0                 0            (1,609)               0
     Purchase of mortgage-backed securities
               available for sale                             (2,029)                0            (3,034)               0
     Federal Reserve Bank Stock sold                               0                 0                 0              135
     Bankers' Bancorp Stock purchased                              0                 0               (36)               0
     Repayment of principal- mortgage-backed securities        1,243               903             2,364            1,749
     (Increase) in loans receivable                           (4,027)             (827)           (8,433)          (3,314)
     Proceeds from sale or participation of originated loans   3,027             1,424             3,845            2,744
     Proceeds from sale of foreclosed assets                       0                 0                58               29
     Purchase of premises and equipment                           (9)              (47)               (9)            (115)
                                                                  --               ---                --             ----
       Net cash (used in) provided by investing activities    (1,795)            1,453            (6,334)           2,241
                                                              ------             -----            ------            -----

The accompanying notes are an integral part of these consolidated financial statements.

                                          FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                                                CONSOLDIATED STATEMENT OF CASH FLOWS
                              For The Three and Six Month Periods Ended September 30, 2002 and 2001
                                                              (Unaudited)

                                                            Three Month Period                      Six Month Period
                                                            ------------------                      ----------------
                                                                                     ($1,000's)

                                                          2002               2001                 2002              2001
                                                          ----               ----                 ----              ----
Cash flows from financing activities:
   Net (decrease) increase in deposits                    $(595)            $6,316               $(443)            $5,490
   Increase (decrease) in repurchase agreements             231              1,674                 306               (131)
   Advances from Federal Home Loan Bank                       0                  0                   0                  0
   Repayment of FHLB advances                                 0                  0                   0                  0
   (Decrease) in advances from borrowers
      for taxes and insurance                               (85)               (76)                (56)               (42)
   Dividends paid                                             0                  0                (178)              (181)
   Purchase of treasury stock                               (32)              (268)               (133)              (342)
                                                            ---               ----                ----               ----
      Net cash (used in) provided by financing activities  (481)             7,646                (504)             4,794
                                                           ----              -----                ----              -----

(Decrease) increase in cash and cash equivalents         (3,075)             9,213              (7,275)             7,648

Cash and cash equivalents at beginning of period          8,929              5,314              13,129              6,879
                                                          -----              -----              ------              -----

Cash and cash equivalents at end of period               $5,854            $14,527              $5,854            $14,527
                                                         ======            =======              ======            =======

Supplemental Disclosures:
 Additional Cash Flows Information:
   Cash paid for:
     Interest on deposits, advances and
       repurchase agreements                               $620               $777              $1,272             $1,653
     Income taxes:
      Federal                                               179                  0                 179                  0
      State                                                  20                  0                  26                  0

 Schedule of Non-Cash Investing Activities:
   Transfers to foreclosed real estate                        0                 33                   0                 73
   Refinanced other real estate owned                         0                  0                  38                  0







The accompanying notes are an integral part of those consolidated financial statements.

                                                                 7

               FIRST ROBINSON FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation
    ---------------------

     The consolidated financial statements include the accounts of First Robinson Financial Corporation (the Company) and its wholly owned subsidiary, First Robinson Savings Bank, National Association (the Bank). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report dated April 19, 2002. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company at September 30, 2002 and the results of its operations and cash flows for the three month and six month periods ended September 30, 2002 and 2001. The results of operations for those months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

(3) Earnings Per Share
    ------------------

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which requires entities with complex capital structures to present both basic earnings per share ("EPS") and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities of other contracts to issue common stock (such as stock options) were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period, plus common-equivalent shares computed using the treasury stock method. The Company's weighted average common shares outstanding were 491,965 and 503,332 for the three-month periods and 492,161 and 508,202 for the six-month periods ending September 30, 2002 and 2001 respectively. The Company approved a stock option plan during the quarter ended September 30, 1998. This plan had no dilutive effect on the earnings per share since current stock price was less than option price.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Employee Stock Ownership Plan
    -----------------------------

     In connection with the conversion to the stock form of ownership, the Board of Directors established an employee stock ownership plan (ESOP) for the exclusive benefit of participating employees. Employees age 21 or older who have completed one year of service are eligible to participate. Upon the issuance of the common stock, the ESOP acquired 68,770 shares of $0.01 par value common stock at the subscription price of $10.00 per share. The Bank makes contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. As the debt is repaid, shares are released from collateral and allocated to active employees. The Bank accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. As shares are released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share calculations. Dividends on allocated shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt or accrued interest. ESOP compensation expense was $25,000 for the three months ended September 30, 2002 and $27,000 for the three months ended September 30, 2001. For the six- month periods ESOP compensation expense amounted to $49,000 for the period ended September 30, 2002 and $53,000 for the period ended September 30, 2001.

The ESOP shares at September 30, 2002 and 2001 were as follows:

                                                         2002              2001
                                                         ----              ----
        Allocated shares                                38,023            30,781
        Shares released for allocation                   5,158             5,432
        Unallocated shares                              25,589            32,557
                                                        ------            ------

        Total ESOP shares                               68,770            68,770

        Fair value of unallocated shares              $365,923          $455,798


(5) Comprehensive Income
    --------------------

     The company has adopted FASB Statement No. 130, Reporting Comprehensive Income. The statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes net income and other comprehensive income, which for the Company includes unrealized gains and losses on securities available for sale. Comprehensive income, unaudited, for the three and six month periods ended September 30, 2002 and 2001 are as follows:

                                                   Three Month Period                  Six Month Period
                                                   ------------------                  ----------------
                                                 2002              2001             2002              2001
                                                 ----              ----             ----              ----
                                                                         ($1,000)
                                                                         --------

Net Income                                       $270               $49             $510              $123
Other Comprehensive Income
Unrealized gains on securities                    399               208              836               186
Realized (gains) losses on securities               0                 0                0               (10)
Related tax effects                              (150)              (78)            (314)              (66)
                                                 ----               ---             ----               ---
Other Comprehensive Income                        249               130              522               110
                                                  ---               ---              ---               ---

Comprehensive Income                             $519              $179           $1,032              $233
                                                 ====              ====           ======              ====

Item 2.           FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations

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

GENERAL

     Our principal business, through our operating subsidiary, First Robinson Savings Bank, National Association, ("Bank") consists of accepting deposits from the general public and investing these funds primarily in loans, mortgage-backed securities and other securities. Our loans consist primarily of loans secured by residential real estate, consumer loans, commercial loans, and agricultural loans, substantially all of which are located in our market area.

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

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations

BUSINESS STRATEGY

     We are a community-oriented, locally owned financial institution offering community-banking services to residents and businesses of Crawford County, Illinois, our primary market area. We offer all types of loans to our community but emphasize real estate mortgages. We offer fixed rate mortgage products through the Federal Home Loan Bank of Chicago and USDA Rural Development. These programs continue to grow and have provided additional non-interest income to our Bank. We continue to emphasize low or non-interest bearing accounts as part of our strategy to lower our overall cost of funds. We now provide bill paying and cash management services through our Internet banking product. PrimeVest Financial Services provides investment brokerage services to our customers and provides an excellent source of additional non-interest income. We maintain a strong presence in the community and are the only independent community bank in Robinson, Palestine and Oblong, Illinois.

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

     The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at September 30, 2002.

                                                           Loans Delinquent For:
                   -----------------------------------------------------------------------------------------
                            60-89 Days(1)            90 Days and Over(1)          Nonaccrual             Total Delinquent Loans
                   --------------------------- -------------------------- --------------------------- ---------------------------
                                     Percent                     Percent                    Percent                    Percent of
                                     of Loan                     of Loan                    of Loan                    Loan
                    Number  Amount   Category   Number  Amount   Category  Number  Amount   Category   Number  Amount  Category
                   -------  ------  ---------- -------  ------  --------- -------  ------  ---------- -------  ------  ----------
                                                                (Dollars in thousands)

Real Estate:
 One- to
 four-family....         2     $24     0.07%       ---    $---      ---         1     $27     0.08%         3     $51    0.15%
 Commercial and
 agricultural
 real estate             1      10     0.07%       ---     ---      ---         3     199     1.42%         4     209    1.49%
Consumer........         3       7     0.12%       ---     ---      ---         1       7     0.12%         4      14    0.24%
Commercial
 business and
 agricultural
 finance........       ---     ---      ---%       ---     ---      ---         1      50     0.72%         1      50    0.72%
                       ---     ---     -----      ----     ---     ----         -      --     -----        --      --    -----

     Total......         6     $41     0.06%         0      $0     0.00%        6    $283     0.44%        12    $324    0.50%
                         =     ===     =====      ====     ===     =====        =    ====     =====        ==    ====    =====
---------------------------------------------------------------------------------------------------------------------------------
(1)  Loans are still accruing.

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

                                                September       March
                                                   30,           31,
                                             ---------------------------
                                                 2002           2002
                                             ------------- -------------
                                               (Dollars in thousands)

       Non-accruing loans:
         One- to four-family................          $27            $7
         Commercial and agricultural
            real estate.....................          199           120
         Consumer...........................            7            11

         Commercial business and
            agricultural finance............           50            69
                                             ------------   -----------
              Total.........................          283           207
                                             ------------   -----------

       Accruing loans delinquent more
         than 90 days:
         One- to four-family................          ---           ---
         Commercial and agricultural
            real estate.....................          ---           ---
         Consumer...........................          ---           ---

         Commercial business and
            agricultural finance............          ---           ---
                                             ------------   -----------
              Total.........................          ---           ---
                                             ------------   -----------

       Foreclosed assets:

         One- to four-family................          ---            61
         Commercial and agricultural
            real estate.....................          ---            36

         Consumer...........................          ---           ---
                                             ------------   -----------
              Total.........................          ---            97
                                             ------------   -----------
       Total non-performing assets..........         $283          $304
                                             ============   ===========
       Total as a percentage of total
         assets.............................        0.29%         0.31%
                                             ============   ===========

     Gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $11,000 for the six months ended September 30, 2002 and $18,000 for the six months ended September 30, 2001.

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

     In connection with the filing of its periodic reports with the OCC and in accordance with its classification of assets policy, the Bank regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at September 30, 2002, the Bank had classified a total of $840,000 of its assets as substandard and $197,000 as doubtful or loss. At September 30, 2002, total classified assets comprised $1,037,000, or 10.8% of the Bank's capital, and 1.05% of the Bank's total assets.

     OTHER LOANS OF CONCERN. As of September 30, 2002, there were $3.1 million in loans identified, but not classified, by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the business have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

     Real estate properties acquired through foreclosure are recorded at net realizable value, estimated to be 80% of fair market value. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At September 30, 2002, the Bank had no real estate properties acquired through foreclosure.

     Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At September 30, 2002, the Bank had a total allowance for loan losses of $609,000, representing 0.94% of the Bank's loans, net.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations

The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

                                           September 30,                                 March 31,
                             ---------------------------------------------------------------------------------------

                                                2002                                        2002
                             -------------------------------------------  ------------------------------------------
                                                            Percent of                                  Percent of
                                                             Loans in                                    Loans in
                               Amount of         Loan          Each        Amount of                       Each
                               Loan Loss      Amounts by    Category to    Loan Loss    Loan Amounts   Category to
                               Allowance       Category     Total Loans    Allowance     by Category   Total Loans
                             ------------   -------------  -------------  -----------  -------------  --------------
                                                              (Dollars in thousands)

One- to four-family....             $ 91       $35,627         54.98%          $105        $33,995        56.02%
Multi-family...........              ---           684           1.06           ---            707          1.16
Commercial and
   agricultural real estate          106        14,060          21.70           138         12,251         20.19
Construction or
   development.........              ---         1,440           2.22           ---          1,237          2.04
Consumer...............               36         6,022           9.29            36          5,934          9.78
Commercial business
  and agricultural
  finance..............              361         6,963          10.75           255          6,562         10.81
Unallocated............               15           ---            ---           ---            ---           ---
     Total.............             $609       $64,796        100.00%          $534        $60,686       100.00%
                                   =====       =======        =======          ====        =======       =======

The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                               Three Months Ended       Six Months Ended
                                                                  September 30,          September 30,
                                                             ---------------------------------------------
                                                                2002         2001       2002        2001
                                                             ---------   ----------  ----------  --------
                                                                         (Dollars in thousands)

       Balance at beginning of period...................         $595        $584       $534        $620

       Charge-offs:
         One- to four-family............................          ---          20          6          40
         Commercial and agricultural real estate........          ---         ---        ---          95
         Consumer.......................................            4          11         21          21
         Commercial business and agricultural finance...          ---         141         20         141
                                                                 ----        ----       ----        ----
                                                                    4         172         47         297
                                                                 ----        ----       ----        ----

       Recoveries:
         One- to four-family............................          ---         ---          4           5
         Commercial and agricultural real estate........                      ---        ---         ---
         Consumer.......................................            5           4          9           8
         Commercial business and agricultural finance...            5         ---         86         ---
                                                                 ----        ----       ----        ----
                                                                   10           4         99          13
                                                                 ----        ----       ----        ----

       Net charge-offs..................................           (6)        168        (52)        284
       Additions charged to operations..................            8         130         23         210
                                                                 ----        ----       ----        ----
       Balance at end of period.........................         $609        $546       $609        $546
                                                                 ----        ----       ----        ----

       Ratio of net charge-offs during the period to
        average loans outstanding during the period.....        (0.01)%      0.27%     (0.08)%      0.46%
                                                                =====        ====      =====        ====
       Ratio of net charge-offs during the period to
        average non-performing assets...................        (2.22)%     36.74%    (21.36)%     53.41%
                                                                =====       =====     ======       =====

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations

FINANCIAL CONDITION

COMPARISON AT SEPTEMBER 30, 2002 AND MARCH 31, 2002

     Total assets increased by approximately $763,000 or 0.8% to $98.5 million at September 30, 2002 from $97.7 million at March 31, 2002. This increase in total assets was primarily the result of a $4.6 million or 7.8% increase in loans receivable, net and an increase of $2.6 million or 12.1% in securities available for sale. These increases in loans receivable and securities available for sale were partially offset by a $7.3 million or 55.4% decrease in cash and cash equivalents.

     Liabilities decreased approximately $130,000 or 0.2% to $88.6 million at September 30, 2002 from $88.7 million at March 31, 2002. A $443,000 or 0.5%
decrease in deposits was the primary reason for the decrease in our liabilities. The decrease in deposits was partially offset by an increase of $306,000 or 10.4% in repurchase agreements.

     Stockholders' equity increased $893,000 or 9.9% to $9.9 million as of September 30, 2002 from $9.0 million on March 31, 2002. The primary factors in the increase in stockholders' equity was an increase of $332,000 or 5.6% in retained earnings, an increase of $522,000 in accumulated other comprehensive income and a release for allocation of $159,000 in Employee Stock Ownership Plan shares and Recognition and Retention Plan shares. These increases were partially offset by the purchase of an additional $133,000 of treasury stock or 9,428 shares, bringing the total amount of treasury stock to $4.9 million, or 334,750 shares as of September 30, 2002.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

PERFORMANCE SUMMARY

     Net income was $270,000 for the second quarter of the fiscal year. For the same quarter in fiscal 2001, we reported net income of $49,000. The $221,000 or 451.0% increase in net income was primarily due to an increase of $222,000 or 31.2% in net interest income after provision for loan losses, an increase of $85,000 or 50.3% in non-interest income and a decrease of $74,000 or 8.9% in non-interest expense offset by an increase of $160,000 in provision for income taxes.

NET INTEREST INCOME

     Net interest income increased by $100,000 or 11.9% to $942,000 during the three months ended September 30, 2002, as compared to $842,000 during the same period in the prior year. Interest income decreased by $85,000 or 5.2%, primarily due to the decline in interest rates. However, interest expense decreased by $185,000 or 23.6% from $784,000 for the quarter ended September 30, 2001 to $599,000 for the quarter ended September 30, 2002. During the past year, we have continued to adjust our rates to reflect the current interest rate trends in the economy. During the quarter ended September 30, 2002, the average yield on interest earning assets decreased by 115 basis points as compared to the same quarter the previous year. Whereas the average rate paid on interest-bearing liabilities decreased by 130 basis points from the quarter ended September 30, 2001 to the quarter ended September 30, 2002.

NON-INTEREST INCOME

     Total non-interest income increased by $85,000 or 50.3% to $254,000 during the three months ended September 30, 2002, as compared to $169,000 during the same period in the prior year. The increase in total non-interest income was primarily due to an increase of $17,000 or 15.2% in charges and fees on deposit accounts, an increase of $13,000 or 65.0% in charges and other fees on loans, an increase of $44,000 or 209.5% in other non-interest income, and a increase of $10,000 or 62.5% in net gain on sale of loans. The increased demand for our fixed rate mortgages offered through the Federal Home Loan Bank of Chicago Mortgage Partnership Finance ("MPF") program contributed significantly to the increased income in net gain on sale of loans, charges and other fees on loans and other non-interest income. Increased income from PrimeVest Investment Services also contributed to the increase in non-interest income.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations

NON-INTEREST EXPENSE

     Total non-interest expense decreased by $74,000 or 8.9% to $756,000 during the three months ended September 30, 2002, as compared to $830,000 during the same period in the prior year. This decrease was due primarily to a decrease of $47,000 or 10.2% in compensation and employee benefits, a decrease of $7,000 or 5.4% in occupancy and equipment, a decrease of $17,000 or 100.0% in foreclosed property expense, and a decrease of $14,000 or 13.1% in other expenses. These decreases were offset by an increase of $5,000 or 14.7% in data processing expense, a $1,000 or 4.0% increase in advertising expense and an increase of $5,000 or 20.8% in telephone and postage expense. The decrease in compensation and employee benefits are the result of the termination of the recognition and retention program at the end of July 2002, a savings of approximately $27,000, and the reduction of full time equivalent employees through attrition.

PROVISION FOR LOAN LOSSES

     During the three months ended September 30, 2002, we recorded provision for loan losses of $8,000 as compared to $130,000 for the same period of the prior year. This represents a decrease of $122,000 or 93.8%. We recorded such provisions to adjust our allowance for loan losses to a level deemed appropriate based on an assessment of the volume and lending presently being conducted by the bank, industry standards, past due loans, economic conditions in our market area generally and other factors related to the collectability of the loan portfolio. The allowance for loan and lease losses as a percentage of total assets was 0.62% as of September 30, 2002 and 0.58% at September 30, 2001.

PROVISION FOR INCOME TAXES

     The Company recognized a provision for federal and state income taxes of $162,000 for the three months ended September 30, 2002 as compared to a provision for income taxes of $2,000 for the same period in the prior year. The effective tax rate during the three months ended September 30, 2002 was 37.5% due to effects on annualizing taxable income as compared to 3.9% during the quarter ended September 30, 2001.

COMPARISON OF THE SIX MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

NET INCOME

     Net income was $510,000 during the six months ended September 30, 2002 as compared to $123,000 for the same period in the prior year. The $387,000 or 314.6% increase in net income was primarily attributable to an increase in net interest income after provision for loan losses of $300,000 or 20.3%, an increase of $195,000 or 58.2% in non-interest income and a decrease of $94,000 or 5.7% in non-interest expense partially offset by an increase of $202,000 or 439.1% in provision for income taxes.

NET INTEREST INCOME

     Net interest income increased by $113,000 or 6.7% for the six-month period ended September 30, 2002 as compared to the same period in the previous year. For the six-months ended September 30, 2002, interest income decreased by $222,000 or 6.8% from the six months ended September 30, 2001. However, for the same period, the decrease in interest income was offset by a decrease in interest expense of $335,000 or 21.2%. The average yield on interest earning assets decreased by 135 basis points for the six months ended September 30, 2002 as compared to the same six-month period during the previous year. Whereas, for the six-month period ended September 30, 2002, the average rate on interest bearing liabilities decreased by 106 basis points as compared to the same six-month period ended September 30, 2001. The increase in net interest income can primarily be attributed to a $4.6 million increase in loans during the previous six-month period.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations

NON-INTEREST INCOME

     Our non-interest income increased by $195,000 or 58.2% to $530,000 for the six month period in this fiscal year as compared to $335,000 for the same period in the prior year. The increase was a result of increases in charges and fees on deposit accounts of $20,000 or 9.0%, an increase in charges and other fees on loans of $8,000 or 22.9%, an increase of $70,000 or 155.5% in other non-interest income, an increase of $98,000 in life insurance proceeds and an increase of $9,000 or 39.1% in net gain on sale of loans offset by a decrease of $10,000 on net realized gain on sale of investments. The large increase in life insurance proceeds was the result of a life insurance policy carried on a commercial loan customer and is a one-time benefit. The significant increase in other non-interest income and net gain on sale of loans is primarily the result of increased income from the origination and sales of fixed rate mortgage loans through the Federal Home Loan Bank MPF program. Other non-interest income also benefited from a $17,000 or 56.7% increase in income from PrimeVest Financial Services.

NON-INTEREST EXPENSE

     Non-interest expense decreased by $94,000 or 5.7% for the six-month period ending September 30, 2002 as compared to the same period ending September 30, 2001. The decrease in non-interest expense is primarily from a $52,000 or 5.7% decrease in compensation and employee benefits, a $9,000 or 3.6% decrease in occupancy and equipment, a $7,000 decrease or 41.2% in foreclosed property expense, a $7,000 or 14.6% decrease in advertising expense, a $24,000 or 96.0% decrease in loss on sale of foreclosed property, and a $10,000 or 5.0% decrease in other expenses. These decreases in expenses were offset by a $5,000 or 7.5% increase in data processing expenses, an increase of $8,000 or 11.4% increase in audit, legal and other professional fees, and a $2,000 or 3.7% increase in telephone and postage expense. The decrease in compensation and employee benefits were primarily the result of the termination of the recognition and retention program at the end of July 2002, a savings of approximately $27,000, and a reduction in the number of full time equivalent employees from 49 as of September 30, 2001 to 43 as of September 30, 2002. This reduction occurred through the attrition of full time employees and a reduction in the number of part time employees. Management's decision to close our lobby facilities on Saturdays allowed for the reduction of part time employees.

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the six-month period ending September 30, 2002 decreased by $187,000 or 89.0% from the six months ended September 30, 2001. We recorded a provision for loan losses of $23,000 for this six-month period in comparison to $210,000 for the six months in the previous year. We believe that improved underwriting and credit administration has helped us significantly lower our loan losses, therefore allowing us to reduce our provision for loan losses. Our asset quality has improved as a result of improved policies and procedures. Economic conditions in our market area, industry standards, past due loans and any other factors related to the collection of our loan portfolio continue to affect the level of provisions.

PROVISION FOR INCOME TAXES

     We recognized provision for income taxes of $248,000 for the six months ended September 30, 2002 as compared to $46,000 for the six months in the prior year. The effective tax rate for this six-month period was 32.7% as compared to 27.2% for the six months ended September 30, 2001.

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

     At September 30, 2002 we had $3.0 million in fixed-rate fixed-term advances from the FHLB of Chicago outstanding resulting in no change from March 31, 2002. We use our liquidity resources principally to meet outstanding commitments on loans, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. We anticipate no foreseeable problems in meeting current loan commitments. At September 30, 2002, we had outstanding commitments to extend credit, which amounted to $5.5 million (including $3.4 million, in available revolving commercial and agricultural lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet any foreseeable liquidity needs.

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

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations

     At September 30, 2002, both the Bank and the Company were in compliance with the capital requirements and were considered "well-capitalized" under federal regulatory guidelines. The Bank's requirements are summarized below:

                                                                                            September 30, 2002
                                                                                            ------------------
                                                                                                 (1,000's)
                                                                                                 ---------
Tier I Capital:
      Common stockholders' equity                                                                      9,643
      Unrealized loss (gain) on securities available for sale                                           (454)
      Less disallowed intangible assets                                                                  (10)

        Total Tier I capital                                                                           9,179

Tier II Capital:
      Total Tier I capital                                                                             9,179
      Qualifying allowance for loan losses                                                               609

        Total risk-based capital                                                                       9,788

Risk-weighted assets                                                                                  62,707
Quarter average assets                                                                                99,007


                                                                                             To be Well Capitalized
                                                                                                 Under the Prompt
                                                                       For Capital               Corrective Action
                                            Actual                  Adequacy Purposes               Provisions
                                            ------                  -----------------               ----------
                                     Amount         Ratio         Amount          Ratio         Amount          Ratio
                                     ------         -----         ------          -----         ------          -----
As of September 30, 2002:
     Total Risk-Based Capital
       (to Risk-Weighted Assets)      9,788        15.61%          5,017          8.00%           6,271        10.00%
    Tier I Capital
      (to Risk-Weighted Assets)       9,179        14.64%          2,508          4.00%           3,762         6.00%
    Tier I Capital
      (to Average Assets)             9,179         9.27%          3,960          4.00%           4,950         5.00%

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

Item 3.  Controls and Procedures

With the participation and under the supervision of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, and within 90 days of the filing date of this quarterly report, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15(d)-14(c)) and, based on their evaluation, have concluded that the disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

                            PART II OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS
             None

Item 2.     CHANGES IN SECURITIES
             None

Item 3.     DEFAULTS UPON SENIOR EXECUTIVES
              None

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            (a) On July 25, 2002, the Company held its Annual Meeting of Stockholders.

            (b) At the meeting, Rick L. Catt, Donald K. Inboden and Steven E. Neeley were elected as directors for terms to expire in 2005.

            (c)   Stockholders voted on the following matters:

                  (i)      The election of the following three directors of the Corporation;
                                                                                         BROKER
                  VOTES:                     FOR          WITHHELD       ABSTAIN        NON-VOTES
                  ------                     ---          --------       -------        ---------
                  Rick L. Catt             367,888          2,100           0              0

                  Donald K. Inboden        367,016          2,972           0              0

                  Steven E. Neeley         367,688          2,300           0              0


                   (ii)    The ratification of the appointment of Larsson, Woodyard & Henson, LLP as auditors for the Company for the fiscal year ending March 31, 2003.

                                                                                         BROKER
                  VOTES:                      FOR          AGAINST       ABSTAIN        NON-VOTES
                  ------                      ---          -------       -------        ---------
                                           367,263          1,000         1,725             0

Item 5.     OTHER INFORMATION
             None


Item 6.     Exhibits and Reports on Form 8-K

                  (a)      The following exhibits are filed herewith:

                           1.  Exhibit 11:  Statement Regarding Computation of
                                            Earnings.

                           2.  Exhibit 99:  Certifications

                   (b)     Reports Form 8-K:

                           A report on form 8-K was filed July 31, 2002 stating the Company's earnings for the first quarter of the fiscal year.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FIRST ROBINSON FINANCIAL
                                      CORPORATION



Date: November 14, 2002               /s/ Rick L. Catt
      -----------------               ----------------
                                      Rick L. Catt
                                      President and Chief Executive Officer

Date: November 14, 2002               /s/ Jamie E. McReynolds
      -----------------               -----------------------
                                      Jamie E. McReynolds
                                      Chief Financial Officer and Vice President

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Rick L. Catt, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of First Robinson Financial Corporation (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   November 14, 2002               /s/ Rick L. Catt
                                        ----------------
                                        Rick L. Catt
                                        President and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jamie E. McReynolds, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of First Robinson Financial Corporation (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   November 14, 2002           /s/ Jamie E. McReynolds
                                    -----------------------
                                    Jamie E. McReynolds
                                    Chief Financial Officer and Vice President