Form 10QSB
period 2002-12-31
FIRST ROBINSON FINANCIAL CORP
filed 2003-02-13
CIK 1035991

                         SECURITY AND EXCHANGE COMMSSION
                              WASHNGTON, D.C. 20549
                                   FORM 10-QSB

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended December 31, 2002
                                  -----------------

            Commission File Number:    0-29276
                                       -------

                      FIRST ROBINSON FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

              DELAWARE                               36-4145294
              --------                               ----------
   (State or other jurisdiction                    I.R.S. Employer ID Number
   of incorporation or organization)


  501 EAST MAIN STREET, ROBINSON.  ILLINOIS      62454
  ------------------------------------------------------
  (Address of principal executive offices)    (Zip Code)

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

As of February 12, 2003, the Registrant had 517,644 shares of Common Stock, par value $0.01, issued and outstanding.



Transitional Small Business Disclosure Format (check one):
                             YES          NO  X
                                              -

                      FIRST ROBINSON FINANCIAL CORPORATION
                              Index to Form 10-QSB

 PART 1. FINANCIAL INFORMATION                                                               PAGE
     Item 1. Financial Statements

         Consolidated Balance Sheet as of December 31, 2002
             And March 31, 2002                                                               3

         Consolidated Statements of Income for the Three and Nine Month Periods
             Ended December 31, 2002 and December 31, 2001                                    4

         Consolidated Statements of Stockholders' Equity for the Nine Month Periods
             Ended December 31, 2002 and December 31, 2001                                    5

         Consolidated Statements of Cash Flows for the Three and Nine Month Periods
             Ended December 31, 2002 and December 31, 2001                                    6

         Notes to Consolidated Financial Statements                                           8

     Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                 11

     Item 3. Controls and Procedures                                                         21

 PART II OTHER INFORMATION

     Item 1.   Legal Proceedings                                                             22

     Item 2.   Changes in Securities                                                         22

     Item 3.   Defaults Upon Senior Securities                                               22

     Item 4.   Submission of Matters to a Vote of Security Holders                           22

     Item 5.   Other Information                                                             22

     Item 6.   Exhibits and Reports on Form 8-K                                              22

             SIGNATURES                                                                      23

Item 1.  Financial Statements

                 FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                                                  Unaudited    Audited
                                                                                   12/31/02    3/31/02
                                                                                   --------    -------
                                                                                       ($1,000's)
                                             ASSETS

   Cash and Cash Equivalents:
     Cash and due from banks                                                      $  1,501     $ 1,227
     Interest bearing deposits in banks                                              8,548      11,902
                                                                                     -----      ------
        Total Cash and Cash Equivalents                                             10,049      13,129

   Securities available for sale, amortized cost of $21,382 and $21,561 at
     Dec. 31, 2002 and March 31, 2002 respectively                                  22,139      21,452
   Securities held to maturity, estimated market value of $0 and
     $50,000 at Dec. 31, 2002 and March 31, 2002, respectively                           0          50
   Loans, net of allowance for loan losses of $585,000 and $534,000 at
    Dec. 31, 2002 and March 31, 2002, respectively                                  64,300      59,274
   Foreclosed assets, net                                                               11          97
   Premises and equipment, net                                                       2,569       2,745
   Accrued interest receivable                                                         569         563
   Deferred income tax                                                                   0          78
   Life insurance-cash value                                                         1,129         133
   Other assets                                                                        268         203
                                                                                       ---         ---

        Total Assets                                                              $101,034     $97,724
                                                                                  ========     =======
                                LIABILITIES AND STOCKHOLDERS' EQUITY

   Deposits
    Non-interest-bearing                                                          $  7,992     $ 5,855
    Interest-bearing                                                                74,981      76,290
                                                                                    ------      ------
        Total Deposits                                                              82,973      82,145

   Advances from Federal Home Loan Bank                                              3,000       3,000
   Repurchase agreements                                                             4,152       2,932
   Advances from Borrowers for taxes and insurance                                      63         102
   Accrued interest payable                                                            163         208
   Accrued income taxes                                                                 93           8
   Deferred income taxes                                                               226           0
   Accrued expenses                                                                    141         329
                                                                                       ---         ---
        Total Liabilities                                                           90,811      88,724
                                                                                    ------      ------

   Commitments and Contingencies

   Stockholders' Equity
   Preferred stock, $.01 par value; authorized 500,000 shares,
        No shares issued and outstanding
   Common stock, $ .01 par value; authorized 2,000,000 shares
        859,625 shares issued and outstanding                                            9           9
   Additional paid-in capital                                                        8,388       8,367
   Retained earnings                                                                 6,575       5,956
   Treasury stock, at cost (334,750 shares 12/31/02; 325,322 shares 3/31/02)       (4,857)     (4,724)
   Accumulated other comprehensive income                                              473        (68)
   Common stock acquired by ESOP/RRP                                                 (365)       (540)
                                                                                     ----        ----
        Total Stockholders' Equity                                                  10,223       9,000
                                                                                    ------       -----

        Total Liabilities and Stockholders' Equity                                $101,034     $97,724
                                                                                  ========     =======

The accompanying notes are an integral part of these consolidated financial statements.

                      FIRST ROBINSON FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
      For the Three and Nine Month Periods Ended December 31, 2002 and 2001

                                                                         (Unaudited)
                                                       Three Month Period            Nine Month Period
                                                       ------------------            -----------------
                                                                          ($1,000's)
                                                     2002            2001           2002           2001
                                                     ----            ----           ----           ----
 Interest income:
     Interest on loans, including fees              $1,198          $1,278         $3,597         $3,982
     Debt securities
       Taxable                                         264             258            864            770
       Tax-exempt                                       15              16             46             48
     Dividends                                          11               9             28             30
                                                        --               -             --             --
      Total interest income                          1,488           1,561          4,535          4,830
                                                     -----           -----          -----          -----

   Interest expense:
     Interest on deposits                              469             645          1,587          2,050
     Interest on FHLB advances                          42              42            124            124
     Interest on repurchase agreements                  22              41             66            133
                                                        --              --             --            ---
      Total interest expense                           533             728          1,777          2,307
                                                       ---             ---          -----          -----

       Net interest income                             955             833          2,758          2,523

   Provision for loan losses                             7              15             30            225
                                                         -              --             --            ---

       Net interest income after provision             948             818          2,728          2,298

   Non-interest income:
     Charges and fees on deposit accounts              110             115            352            337
     Charges and other fees on loans                    36              19             79             54
     Other non-interest income                          61              46            176             91
     Life insurance proceeds                             0               0             98              0
     Net gain on sale of loans                          54              19             86             42
     Net realized gain on sale of investments            0               0              0             10
                                                         -               -              -             --
      Total other income                               261             199            791            534
                                                       ---             ---            ---            ---

   Non-interest expense:
     Compensation and employee benefits                383              430         1,237          1,336
     Occupancy and equipment                           134              115           376            366
     Foreclosed property expense                         0                3            10             20
     Data Processing                                    37               32           109             99
     Audit, legal and other professional                37               28           115             98
     SAIF deposit insurance                              3                3            10             10
     Advertising                                        19               23            60             71
     Telephone and postage                              22               26            78             80
     Loss on sale of foreclosed property                 1                0             2             25
     Other                                             110              100           301            301
                                                       ---              ---           ---            ---
      Total other expenses                             746              760         2,298          2,406
                                                       ---              ---         -----          -----

       Income before income tax                        463              257          1,221           426

   Provision for income taxes                          176               80            424           126
                                                       ---               --            ---           ---

      Net Income                                      $287             $177           $797          $300
                                                      ====             ====           ====          ====

   Earnings Per Share-Basic                          $0.58            $0.36          $1.62         $0.59
   Earnings Per Share-Diluted                        $0.58            $0.36          $1.62         $0.59

The accompanying notes are an integral part of these consolidated statements.

                                             FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                          For The Nine Months Ended December 31, 2002 and 2001
                                                               (Unaudited)

                                                                                     Unallocated    Accumulated
                                                                                         ESOP          Other
                                Common      Paid-in       Retained     Treasury          and       Comprehensive
                                 Stock      Capital       Earnings       Stock           RRP           Income        Total
                                 --------------------------------------------------------------------------------------------
                                                                      ($1,000's)

Balance at March 31, 2002           $9       $8,367        $5,956       $(4,724)        $(540)         $ (68)       $9,000
Net Income                                                    797                                                      797

Other Comprehensive Income
   Unrealized gain (loss) on securities                                                                                865
   Related tax effects                                                                                                (324)
                                                                                                                      ----
    Total other comprehensive income                                                                     541           541
                                                                                                                       ---
   Total comprehensive income                                                                                       $1,338
                                                                                                                    ======

Allocation of ESOP shares                        21                                        51                           72
Allocation of RRP shares                                                                  124                          124
Treasury Stock at cost (9,428 shares)                                      (133)                                      (133)
Dividends paid                                               (178)                                                    (178)
                                 --------------------------------------------------------------------------------------------
Balance at Dec. 31, 2002            $9       $8,388        $6,575       $(4,857)        $(365)          $473       $10,223
                                    ==       ======        ======       =======         =====           ====       =======

The accompanying notes are an integral part of these consolidated financial statements.


                                                                                     Unallocated    Accumulated
                                                                                         ESOP          Other
                                Common      Paid-in       Retained     Treasury          and       Comprehensive
                                 Stock      Capital       Earnings       Stock           RRP           Income        Total
                                 --------------------------------------------------------------------------------------------
                                                                      ($1,000's)


Balance at March 31, 2001           $9       $8,338        $5,744       $(4,356)        $(737)         $ 44         $9,042
Net Income                                                    300                                                      300

Other Comprehensive Income
   Unrealized gain (loss) on securities                                                                                (62)
   Realized (gain) loss on sale of securities                                                                          (10)
   Related tax effects                                                                                                  27
                                                                                                                       ---
   Total other comprehensive income                                                                     (45)           (45)
                                                                                                                       ---
   Total comprehensive income                                                                                         $255
                                                                                                                      ====

Allocation of ESOP shares                        22                                        54                           76
Allocation of RRP shares                                                                  126                          126
Treasury Stock at cost (23,126 shares)                                     (342)                                      (342)
Dividends paid                                               (181)                                                    (181)
                                 --------------------------------------------------------------------------------------------
Balance at Dec. 31, 2001            $9       $8,360        $5,863       $(4,698)        $(557)          $(1)        $8,976
                                    ==       ======        ======       =======         =====           ====        ======

The accompanying notes are an integral part of these consolidated financial statements.

                                                               5

                                              FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  For the Three and Nine Month Periods Ended December 31, 2002 and 2001
                                                              (Unaudited)
                                                              -----------

                                                                  Three Month Period                  Nine Month Period
                                                                  ------------------                  -----------------
                                                                                        ($1,000's)

                                                                2002              2001              2002             2001
                                                                ----              ----              ----             ----

Cash flows from operating activities:
   Net income                                                   $287              $177              $797             $300
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
     Provision for depreciation                                   81                73               216              219
     Provision for loan losses                                     7                15                30              225
     Net amortization and accretion on investments                38                16               101               45
     ESOP shares allocated                                        24                24                72               76
     Recognition & Retention Plan shares allocated                 0                 0               124              126
     Decrease (increase) in accrued interest receivable           87               113                (6)             113
     Decrease in prepaid income taxes                              0                41                 0              104
     (Increase) in other assets                                  (32)             (126)           (1,061)            (107)
     (Decrease) in accrued interest payable                      (17)              (29)              (45)            (103)
     Increase in accrued income taxes                             18                 3                85                3
     Increase (decrease) in deferred income taxes                  3               (16)              (20)             (33)
     Increase (decrease) in accrued expenses                       1                42              (188)             (14)
     Stock dividends on FHLB Stock                                (7)               (8)              (21)             (25)
     (Gain) on sale of loans                                     (54)              (19)              (86)             (42)
     (Gain) on sale of mtg-backed securities and investments       0                 0                 0              (10)
     (Gain) loss on sale of foreclosed property                    1                 0                 2               25
                                                                   -                 -                 -               --
       Net cash provided by (used in) operating activities       437               306                 0              902
                                                                 ---               ---                 -              ---

   Cash flows from investing activities:
     Proceeds from maturities of securities held to maturity      30                29                50               49
     Proceeds from maturities of securities available for sale     0                 0               500                0
     Proceeds from sale of securities available for sale           0                 0                 0              233
     Proceeds from sale of mortgage-backed securities
             available for sale                                    0                 0                 0              760
     Purchase of securities available for sale                     0                 0            (1,609)               0
     Purchase of mortgage-backed securities
             available for sale                                    0            (3,818)           (3,034)          (3,818)
     Federal Reserve Bank Stock sold                               0                 0                 0              135
     Purchase of Independent Bankers Bank Stock                    0               (60)              (36)             (60)
     Repayment of principal- mortgage-backed securities        1,914             1,427             4,278            3,176
     Decrease (increase) in loans receivable                  (4,417)           (3,892)          (12,850)          (9,502)
     Proceeds from sale or participation of originated loans   4,060             4,835             7,905            9,899
     Proceeds from sale of foreclosed property                     0                 0                58               22
     Purchase of premises and equipment                          (31)              (32)              (40)            (147)
                                                                 ---               ---               ---             ----
       Net cash provided by (used in) investing activities     1,558            (1,511)           (4,778)             747
                                                               -----            ------            ------              ---


The accompanying notes are an integral part of these consolidated financial statements.

                                          FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                                                CONSOLDIATED STATEMENT OF CASH FLOWS
                              For The Three and Six Month Periods Ended September 30, 2002 and 2001
                                                              (Unaudited)

                                                            Three Month Period                      Nine Month Period
                                                            ------------------                      -----------------
                                                                                     ($1,000's)

                                                          2002               2001                 2002              2001
                                                          ----               ----                 ----              ----
   Cash flows from financing activities:
      Net increase (decrease) in deposits                   $1,271              $707               $828           $6,197
      Increase (decrease) in repurchase agreements             914            (1,629)             1,220           (1,760)
      Advances from Federal Home Loan Bank                   3,000                 0              3,000                0
      Repayment of FHLB advances                            (3,000)                0             (3,000)               0
      Increase in advances from borrowers
         for taxes and insurance                                17                17                (39)             (25)
      Dividends paid                                             0                 0               (178)            (181)
      Purchase of treasury stock                                 0                 0               (133)            (342)
                                                                 -                 -               ----             ----
         Net cash provided by (used in) financing activities 2,202              (905)             1,698            3,889
                                                             -----              ----              -----            -----

Increase (decrease) in cash and cash equivalents             4,195            (2,110)            (3,080)           5,538

   Cash and cash equivalents at beginning of period          5,854            14,527             13,129            6,879
                                                             -----            ------             ------            -----

   Cash and cash equivalents at end of period              $10,049           $12,417            $10,049          $12,417
                                                           -------           -------            -------          -------


   Supplemental Disclosures:
    Additional Cash Flows Information:
      Cash paid for:
        Interest on deposits, advances and
          repurchase agreements                               $550              $756             $1,822           $2,420
        Income taxes:
         Federal                                               145                45                324               45
         State                                                  10                 7                 36                7

   Schedule of Non-Cash Investing Activities:
     Transfers to foreclosed real estate                        11                 0                 11               73
     Refinanced other real estate owned                          0                 0                  0                0





The accompanying notes are an integral part of those consolidated financial statements.



                                       7

               FIRST ROBINSON FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of First Robinson Financial Corporation (the Company) and its wholly owned subsidiary, First Robinson Savings Bank, National Association (the Bank). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2002. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company at December 31, 2002 and the results of its operations and cash flows for the three month and nine month periods ended December 31, 2002 and 2001. The results of operations for those months ended December 31, 2002 are not necessarily indicative of the results to be expected for the full year.

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

(3)  EARNINGS PER SHARE

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which requires entities with complex capital structures to present both basic earnings per share ("EPS") and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities of other contracts to issue common stock (such as stock options) were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period, plus common-equivalent shares computed using the treasury stock method. The Company's weighted average common shares outstanding were 492,916 and 497,250 for the three-month periods and 492,408 and 504,536 for the nine-month periods ending December 31, 2002 and 2001 respectively. The Company approved a stock option plan during the quarter ended September 30, 1998. This plan had no dilutive effect on the earnings per share since current stock price was less than option price.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4)  EMPLOYEE STOCK OWNERSHIP PLAN

In connection with the conversion to the stock form of ownership, the Board of Directors established an employee stock ownership plan (ESOP) for the exclusive benefit of participating employees. Employees age 21 or older who have completed one year of service are eligible to participate. Upon the issuance of the common stock, the ESOP acquired 68,770 shares of $0.01 par value common stock at the subscription price of $10.00 per share. The Bank makes contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. As the debt is repaid, shares are released from collateral and allocated to active employees. The Bank accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. As shares are released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share calculations. Dividends on allocated shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt or accrued interest. ESOP compensation expense was $14,000 for the three months ended December 31, 2002 and $13,000 for the three months ended December 31, 2001. For the nine-month periods ESOP compensation expense amounted to $63,000 for the period ended December 31, 2002 and $65,000 for the period ended December 31, 2001.

The ESOP shares at December 31, 2002 and 2001 were as follows:

                                                      2002              2001
                                                      ----              ----
        Allocated shares                             44,901            38,023
        Shares released for allocation                    0                 0
        Unallocated shares                           23,869            30,747
                                                     ------            ------

        Total ESOP shares                            68,770            68,770
                                                     ======            ======

        Fair value of unallocated shares           $348,487          $422,771
                                                   ========          ========

(5) COMPREHENSIVE INCOME

The Company has adopted FASB Statement No. 130, Reporting Comprehensive Income. The statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes net income and other comprehensive income, which for the Company includes unrealized gains and losses on securities available for sale. Comprehensive income, unaudited, for the three and nine month periods ended December 31, 2002 and 2001 are as follows:

                                                   Three Month Period                  Nine Month Period
                                                   ------------------                  -----------------
                                                 2002              2001             2002              2001
                                                 ----              ----             ----              ----
                                                                         ($1,000)
                                                                         --------

Net Income                                       $287              $177             $797              $300
                                                 ----              ----             ----              ----
Other Comprehensive Income
Unrealized gains on securities                     29              (248)             865               (62)
Realized (gains) losses on securities               0                 0                0               (10)
Related tax effects                               (10)               93             (324)               27
                                                  ---                --             ----                --
Other Comprehensive Income                         19              (155)             541               (45)
                                                   --              ----              ---               ---
Comprehensive Income                             $306               $22           $1,338              $255
                                                 ====               ===           ======              ====

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)  ACCOUNTING FOR STOCK BASED COMPENSATION - TRANSITION AND DISCLOSURE

SFAS 148, relating to the subject above, was issued in December 2002. SFAS amends 123 to provide alternate methods of a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SOFAS 123 to require prominent disclosures in both annual and interm financial statements about the method used on reported results. The provisions of the statement are effective for annual financial statements for fiscal years ending after December 15, 2002. The adoption of this statement will result in more prominent disclopsure of the Company's stock option plan.

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

     It is our Company policy to hire our independent auditors to perform only our fiscal year-end audit and tax preparation. We hire other accounting or auditing firms for consulting work and loan review.

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

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations

BUSINESS STRATEGY

     We are a community-oriented, locally owned financial institution offering community-banking services to residents and businesses of Crawford County, Illinois, our primary market area. We offer all types of loans to our community but emphasize real estate mortgages. We offer fixed rate mortgage products through the Federal Home Loan Bank of Chicago and USDA Rural Development. These programs continue to grow and have provided additional non-interest income to our Bank. We continue to emphasize low or non-interest bearing accounts as part of our strategy to lower our overall cost of funds. We also provide bill paying and cash management services through our Internet banking product. PrimeVest Financial Services provides investment brokerage services to our customers and provides an excellent source of additional non-interest income. We maintain a strong presence in the community and are the only independent community bank in Robinson, Palestine and Oblong, Illinois.

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

     The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at December 31, 2002.


                                                           Loans Delinquent For:
                   -----------------------------------------------------------------------------------------
                            60-89 Days(1)            90 Days and Over(1)          Nonaccrual             Total Delinquent Loans
                   --------------------------- -------------------------- --------------------------- ---------------------------
                                     Percent                     Percent                    Percent                    Percent of
                                     of Loan                     of Loan                    of Loan                    Loan
                    Number  Amount   Category   Number  Amount   Category  Number  Amount   Category   Number  Amount  Category
                   -------  ------  ---------- -------  ------  --------- -------  ------  ---------- -------  ------  ----------
                                                                (Dollars in thousands)

Real Estate:
 One- to
 four-family....         2     $76     0.22%       ---    $---      ---         2     $94     0.27%         4    $170    0.49%
 Commercial and
 agricultural
 real estate             1      13     0.09%       ---     ---      ---         2      50     0.36%         3      63    0.45%
Consumer........         3       7     0.12%       ---     ---      ---         1       2     0.04%         4       9    0.16%
Commercial
 business and
 agricultural
 finance........       ---     ---      ---%       ---     ---      ---         2      59     0.68%         2      59    0.68%
                       ---     ---     -----      ----     ---     ----         -      --     -----        --      --    -----

     Total......         6     $96     0.15%         0      $0     0.00%        7    $205     0.31%        13    $301    0.46%
                         =     ===     =====      ====     ===     =====        =    ====     =====        ==    ====    =====
 -----------------
 (1)  Loans are still accruing.

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

                                                     December      March         December
                                                        31,          31,           31,
                                                    -------------------------------------
                                                       2002         2002          2001
                                                    ----------   ----------   -----------
            Non-accruing loans:
              One- to four-family................          $94           $7           $54
              Commercial and agricultural
                 real estate.....................           50          120            50
              Consumer...........................            2           11            21
              Commercial business and
                 agricultural finance............           59          ---           179
                                                    ----------   ----------   -----------
                   Total.........................          205          207           304
                                                    ----------   ----------   -----------

            Accruing loans delinquent more
              than 90 days:
              One- to four-family................          ---          ---           ---
              Commercial and agricultural
                 real estate.....................          ---          ---           ---
              Consumer...........................          ---          ---           ---
              Commercial business and
                 agricultural finance............          ---          ---           ---
                                                    ----------   ----------   -----------
                   Total.........................          ---          ---           ---
                                                    ----------   ----------   -----------

            Foreclosed assets:
              One- to four-family................           11           61            33
              Commercial and agricultural
                 real estate.....................          ---           36            40
              Consumer...........................          ---          ---           ---
                                                    ----------   ----------   -----------
                   Total.........................           11           97            73
                                                    ----------   ----------   -----------
            Total non-performing assets..........         $216         $304          $377
                                                    ==========   ==========   ===========
            Total as a percentage of total
              assets.............................        0.21%        0.31%         0.40%
                                                    ==========   ==========   ===========

     Gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $9,000 for the nine months ended December 31, 2002 and $25,000 for the nine months ended December 31, 2001.

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

     In connection with the filing of its periodic reports with the OCC and in accordance with its classification of assets policy, the Bank regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at December 31, 2002, the Bank had classified a total of $462,000 of its assets as substandard and $304,000 as doubtful or loss. At December 31, 2002, total classified assets comprised $766,000, or 7.5% of the Bank's capital, and 0.76% of the Bank's total assets compared to total classified assets of $1.2 million, or 14.6% of the Bank's capital and 1.3% of the Bank's total assets as of March 31, 2002.

     OTHER LOANS OF CONCERN. As of December 31, 2002, there were $3.2 million in loans identified, but not classified, by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the business have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. Other loans of concern as of March 31, 2002 were $3.5 million.

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

     Real estate properties acquired through foreclosure are recorded at net realizable value, estimated to be 80% of fair market value. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At December 31, 2002, the Bank had $11,000 in real estate properties acquired through foreclosure. The properties are for sale and will be sold if the offers to purchase are approved by the board.

     Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At December 31, 2002, the Bank had a total allowance for loan losses of $585,000, representing 0.91% of the Bank's loans, net.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations

     The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

                                             December 31,                                March 31,
                             ---------------------------------------------------------------------------------------

                                                2002                                        2002
                             -------------------------------------------  ------------------------------------------
                                                            Percent of                                  Percent of
                                                             Loans in                                    Loans in
                               Amount of         Loan          Each        Amount of                       Each
                               Loan Loss      Amounts by    Category to    Loan Loss    Loan Amounts   Category to
                               Allowance       Category     Total Loans    Allowance     by Category   Total Loans
                             ------------   -------------  -------------  -----------  -------------  --------------
                                                              (Dollars in thousands)
One- to four-family......       $  135         $34,786         53.27%       $  105        $33,995          56.02%
Multi-family.............          ---             713          1.09           ---            707           1.16
Commercial and
   agricultural real estate        222          14,076         21.55           138         12,251          20.19
Construction or
   development...........          ---           1,298          1.99           ---          1,237           2.04
Consumer.................           35           5,701          8.73            36          5,934           9.78
Commercial business
  and agricultural
  finance................          193           8,729         13.37           255          6,562          10.81
Unallocated..............          ---             ---           ---           ---            ---            ---
                                ------         -------        ------        ------        -------         ------
     Total...............       $  585         $65,303        100.00%       $  534        $60,686         100.00%
                                ======         =======        ======        ======        =======         ======

The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                               Three Months Ended      Nine Months Ended
                                                                  December 31,            December 31,
                                                              -------------------------------------------
                                                                2002        2001       2002        2001
                                                              --------    --------   --------    --------
                                                                          (Dollars in thousands)
           Balance at beginning of period................       $609        $546       $534        $620

           Charge-offs:
             One- to four-family.........................         35         ---         41          40
             Commercial and agricultural real estate.....        ---         ---        ---          95
             Consumer....................................         14           2         35          23
             Commercial business and agricultural finance        ---         ---         20         141
                                                                 --          ---         --         ---
                                                                  49           2         96         299
                                                                  --           -         --         ---

           Recoveries:
             One- to four-family.........................        ---           2          4           7
             Commercial and agricultural real estate.....        ---         ---        ---         ---
             Consumer....................................          4           5         13          13
             Commercial business and agricultural finance         14          12        100          12
                                                                  --          --        ---          --
                                                                  18          19        117          32
                                                                  --          --        ---          --

           Net charge-offs...............................         31        (17)       (21)         267
           Additions charged to operations...............          7          15         30         225
           Balance at end of year........................       $585        $578       $585        $578
                                                                ----        ----       ----        ----

           Ratio of net charge-offs during the period to
            average loans outstanding during the period..      0.05%     (0.03)%    (0.03)%       0.43%
                                                               ====      =====      =====         ====

           Ratio of net charge-offs during the period to
            average non-performing assets................     11.21%     (4.46)%    (8.27)%      54.60%
                                                              =====      =====      =====        =====

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations

FINANCIAL CONDITION

COMPARISON AT DECEMBER 31, 2002 AND MARCH 31, 2002

     Our total assets increased by approximately $3.3 million, or 3.4%, to $101.0 million at December 31, 2002 from $97.7 million at March 31, 2002. This increase in total assets was primarily the result of a $5.0 million, or 8.5%, increase in loans receivable net and an increase of $996,000 in cash value of life insurance. A $3.1 million, or 23.5%, decrease in total cash and cash equivalents partially offset these increases. The increase in loans receivable net and the purchase of bank owned life insurance resulted in the significant decrease in cash and cash equivalents from $13.1 million at March 31, 2002 to $10.0 million at December 31, 2002. This reallocation of excess funds, those that are sold overnight, indicates that these funds are now earning higher rates of interest either as loans, securities or bank owned life insurance. This helps improve net interest income and aligns with our strategic plan. Management intends to continue to look for ways to loan or invest our excess funds more efficiently while managing our interest rate risk, but does not intend to aggressively price our deposit products and repurchase agreements.

     Liabilities increased $2.1 million, or 2.4%, to $90.8 million at December 31, 2002 from $88.7 million at March 31, 2002. The primary reason for the increase in our liabilities was an increase of $828,000, or 1.0%, in deposits and an increase of $1.2 million or 41.6% in repurchase agreements. The increase in deposits was accomplished by a $2.1 million, or 36.5%, increase in non-interest bearing deposits offset by a decrease of $1.3 million, or 1.7%, in interest bearing deposits. This shift in deposits from interest bearing to non-interest bearing supports the strategic plan of reducing our interest expense on deposits. Even though management has not aggressively priced repurchase agreements, a large deposit ($1.4 million) was made into an existing repurchase agreement during the month of December. The interest rate on this repurchase agreement adjust's daily; thus the increase does not adversely affect interest expense. It is management's opinion that in the current economic rate environment, customers are continuing to move their money out of mutual funds and the stock market and putting their funds into accounts that are easily accessible, even though the rate of return may be less. Management believes that when the market strengthens there will be some decline in the savings deposits.

     Stockholders' equity increased $1.2 million, or 13.6%, to $10.2 million as of December 31, 2002 from $9.0 million on March 31, 2002. Net income of $797,000 for the nine months ending December 31, 2002 plus the allocation of $124,000 in Recognition and Retention Plan shares, the release for allocation of $72,000 in Employee Stock Ownership Plan shares and an increase of $541,000 in accumulated other comprehensive income increased equity. However, this increase was offset in part by the purchase of an additional $133,000 of treasury stock and a dividend of $178,000. The company purchased 9,428 shares during the period, bringing the total amount of treasury stock to 334,750 shares as of December 31, 2002. All shares were purchased at market prices below our book value per share.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2002 AND 2001

PERFORMANCE SUMMARY

     We are reporting net income of $287,000 for the third quarter of the fiscal year. For the quarter ended December 31, 2001, we reported net income of $177,000. The $110,000, or 62.1%, increase in net income is primarily attributable to an increase of $130,000 or 15.9% in net interest income after provision for loan losses, an increase of $62,000, or 31.2%, in non-interest income and a decrease of $14,000, or 1.8%, in non-interest expense offset by a $96,000, or 120.0%, increase in provision for taxes for the three-month period ended December 31, 2002 compared to the same period in 2001.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations

NET INTEREST INCOME

     Net interest income increased by $122,000, or 14.6%, to $955,000 during the three-month period ended December 31, 2002, as compared to $833,000 during the same period in the prior year. Interest income was $1.5 million and decreased by $73,000, or 4.7%, for the quarter ended December 31, 2002 as compared to the quarter ended December 31, 2001. For the quarter ended December 31, 2002, interest expense was $533,000, a decrease of $195,000, or 26.8%, from the quarter ended December 31, 2001. The rate on average interest earning assets for the December 31, 2002 quarter was 6.45% in comparison to 7.03% for the quarter ended December 31, 2001, a decrease of 58 basis points, or 0.58%. The rate on average interest bearing liabilities for the quarter ended December 31, 2002 was 2.64% compared to 3.69% for the December 31, 2001 quarter, a decrease of 105 basis points, 1.05%. The bank's average interest rate spread for the three months ending December 31, 2002 was 3.81% compared to 3.34% for the three month period ended December 31, 2001. The average interest rate margin was 4.14% for the quarter ended December 31, 2002 and 3.75% for the same quarter of the previous year. Net interest margin is calculated by dividing net interest income by average interest-earning assets.

NON-INTEREST INCOME

     Total non-interest income increased by $62,000, or 31.2%, to $261,000 during the three months ended December 31, 2002, as compared to $199,000 during the same period in the prior year. The increase in total non-interest income was the result of an increase of $35,000, or 184.2%, in net gain on sale of loans, an increase of $17,000, or 89.5%, in charges and other fees on loans and an increase of $15,000, or 32.6%, in other non-interest income offset in part by a decrease of $5,000, or 4.3%, in charges and fees on deposit accounts. During the quarter ended December 31, 2002, the bank had a significant increase in income from the origination and sale of fixed rate home mortgages through the Federal Home Loan Bank of Chicago's Mortgage Partnership Finance (MPF) program compared to the same quarter last year. The increase in net gain on sale of loans and the increase in income from other loan fees are direct results of the significant number of loans being written in the MPF program. Since we also service these loans, we have booked the Mortgage Servicing Rights as an asset. The value is adjusted quarterly based on new volume and paydowns on current loans. The lower rate environment has encouraged customers to refinance their home loans into fixed rate products. Management expects this income to remain steady as long as interest rates remain low. Income on charges and fees on deposit accounts declined slightly, however management is reviewing a product to increase income in this area.

NON-INTEREST EXPENSE

     Total non-interest expense decreased by $14,000, or 1.8%, to $746,000 during the three months ended December 31, 2002, as compared to $760,000 during the same period in the prior year. This decrease was a result of the following: a decrease of $47,000, or 10.9%, in compensation and employee benefits, a decrease of $3,000, or 100.0%, in foreclosed property expense, a decrease of $4,000, or 17.4%, in advertising expense, and a decrease of $4,000, or 15.4%, in telephone and postage expense. These decreases were offset in part by increases of $19,000, or 16.5%, in occupancy and equipment, $5,000, or 15.6%, in data processing expense, $9,000, or 32.1%, in audit, legal and other professional services expense, a $1,000 loss on sale of foreclosed property and $10,000, or 10.0%, in other non-interest expense. The decrease in compensation and employee benefits is the result of attrition among the staff and management's decision to not hire replacements. The decrease in advertising expense is a direct result of management's commitment to better utilize its marketing budget. The increase in occupancy and equipment costs was caused by an adjustment of $17,000 made to accelerate the depreciation of a computer program being used by the bank. The increase in audit, legal and other professional fees was the result of an increase in legal fees associated with the collection of delinquent loans. Management intends to continue to monitor non-interest expense in an effort to control overall expenses.

PROVISION FOR LOAN LOSSES

     During the three months ended December 31, 2002, we recorded provision for loan losses of $7,000 as compared to $15,000 for the same period of the prior year, a decrease of $8,000, or 53.3%. We recorded such provisions to adjust our allowance for loan losses to a level deemed appropriate based on an assessment of the volume of lending presently being conducted by the bank, industry standards, past due loans, economic conditions in our market area generally and other factors related to the collectability of the loan portfolio.

     Our non-performing assets as a percentage of total assets was 0.21% at December 31, 2002, as compared to 0.40% at December 31, 2001. The bank has adopted further enhancements to its loan policy that helps it assess and monitor problem loans. Classified loan totals are decreasing and delinquencies are well below peer levels. Non-performing assets have been reduced substantially. Asset quality continues to improve therefore allowing the provision for loan losses to reduce significantly.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations

PROVISION FOR INCOME TAXES

     We recognized a provision for federal and state income taxes of $176,000 for the three months ended December 31, 2002 as compared to a provision for income taxes of $80,000 for the same period in the prior year due to increased profitability. The effective tax rate during the three months ended December 31, 2002 was 38.0% as compared to 31.1% during the quarter ended December 31, 2001.

Comparison of the Nine-Month Periods ended December 31, 2002 and 2001

PERFORMANCE SUMMARY

     We reported a net income of $797,000 during the nine months ended December 31, 2002 as compared to $300,000 for the same period in the prior year. The $497,000, or 165.7%, increase in net income was primarily attributed to an increase of $430,000, or 18.7%, in net interest income after provision for loan losses, an increase of $257,000, or 48.1%, in non-interest income and a decrease of $108,000, or 4.5%, in non-interest expense offset by an increase of $298,000, or 236.5%, in provision for income taxes. There do not appear to be any external threats to the bank's overall performance. Even in today's uncertain interest rate environment, the bank's market area has remained relatively stable. Unemployment is unchanged and though we cannot predict the future there are positive indicators, locally, for new jobs in the near future.

NET INTEREST INCOME

     Net interest income increased by $235,000, or 9.3%, for the nine-month period ended December 31, 2002 as compared to the same period in the previous year. For the nine months ended December 31, 2002, interest income decreased by $295,000, or 6.1%, from the nine months ended December 31, 2001. However, a decrease in interest expense of $530,000, or 23.0%, from the December 31, 2001 period offset the decrease in interest income. The interest rate spread for the nine months ended December 31, 2002 was 3.59% compared to 3.47% for the same period in the prior year. The average interest rate margin was 3.95% for the nine-months ended December 31, 2002 and 3.96% for the nine months ending December 31, 2001. Net interest margin is calculated by dividing net interest income by average interest-earning assets. Management believes that our net interest margin should increase as the Bank's adjustable rate mortgages continue to reach their interest rate floors. The interest rate spread should also increase as management implements methods to increase loans and investments while decreasing the amount of cash and cash equivalents.

NON-INTEREST INCOME

     Our non-interest income increased by $257,000, or 48.1%, to $791,000 for the nine-month period in this fiscal year as compared to $534,000 for the nine-month period in the prior year. Income from life insurance proceeds was $98,000 for the nine-month period. This income was the result of proceeds from a life insurance policy on a former commercial loan customer. Net gain on sale of loans increased by $44,000, or 104.8%. Due to customers refinancing their mortgages, this increase was the result of increased origination and sales of loans through the Federal Home Loan Bank of Chicago's MPF program. This program was also the primary reason other non-interest income increased by $85,000, or 93.4%, and income from charges and other fees on loans increased by $25,000, or 46.3%. Income from charges and fees on deposit accounts increased by $15,000, or 4.5%. Management intends to implement a program within the next six months to further enhance income from deposit accounts. These increases were offset by a $10,000, or 100.0%, decrease in net realized gain on sale of investments.

NON-INTEREST EXPENSE

     Total non-interest expense decreased by $108,000, or 4.5%, to $2.3 million during the nine months ended December 31, 2002, as compared to $2.4 million during the same period in the prior year. This decrease was due primarily from a decrease of $99,000, or 7.4%, in compensation and employee benefits, a decrease of $10,000, or 50.0%, in foreclosed property expense, a decrease of $11,000, or 15.5%, in advertising expense, a decrease of $2,000, or 2.5%, in telephone and postage expense and a decrease of $23,000, or 92.0%, in loss on sale of foreclosed property. These decreases were partially offset by an increase of $10,000, or 2.7%, in occupancy and equipment expense, an increase of $10,000, or 10.1%, in data processing expense, and an increase of $17,000, or 17.3%, in audit, legal and other professional fees. The decrease in compensation and employee benefits is due to a decrease in the number of full-time equivalent employees (FTE) from 48 FTE at December 31, 2001 to 43 FTE at December 31, 2002. This decrease was the result of attrition and management's decision to not hire replacements. Additionally, the recognition and retention plan funded by the company expired in July 2002 and resulted in savings of approximately $40,000 per quarter in compensation and employee

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations
NON-INTEREST EXPENSE

     benefits expense. The reductions in expenses associated with foreclosed property were the result of a decrease in the number of foreclosed properties handled by the bank. Management continued to explore ways to better utilize the bank's marketing and advertising dollars and was able to further reduce advertising expenses. The increase in audit, legal and other professional fees is a result of increased legal costs associated with the collection of delinquent loans and an audit performed on the network security of our operating system. The increase in data processing was the result of costs to upgrade our ATM network and expenses associated with providing updated anti-virus software to our data processing system. Management intends to continue to reduce the overall level of non-interest expense as part of its strategic plan.

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the nine-month period ending December 31, 2002 decreased by $195,000, or 86.7%, from the nine months ended December 31, 2001. We recorded a provision for loan losses of $30,000 for this nine-month period in comparison to $225,000 for the nine months in the previous year. We recorded such provisions to adjust our allowance for loan losses to a level deemed appropriate based an assessment of the volume of lending presently being conducted by the bank, industry standards, past due loans, economic conditions in our market area generally and any other factors related to the collection of our loan portfolio. Our non-performing assets as a percentage of total assets was 0.21% at December 31, 2002 as compared to 0.31% at March 31, 2002 and 0.40% at December 31, 2001. The bank has adopted further enhancements to its loan policy that helps it assess and monitor problem loans. Classified loan totals are decreasing and delinquencies are well below peer levels. Non-performing assets have been reduced substantially. Asset quality continues to improve therefore allowing the provision for loan losses to reduce significantly.

 PROVISION FOR INCOME TAXES

     We recognized provision for income taxes of $424,000 for the nine months ended December 31, 2002 as compared to $126,000 for the nine months in the prior year. The effective tax rate for this nine-month period was 34.7% and 29.6% for the nine months ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal sources of funds are deposits and principal and interest payments collected on loans, investments and related securities. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition. Additionally, we may borrow funds from the FHLB of Chicago, our correspondent banks, Cole Taylor Bank located in Chicago and Independent Bankers Bank located in Springfield, Illinois and the Discount Window of the Federal Reserve of St. Louis, or we may utilize other borrowings based on need, comparative costs and availability at the time.

     At December 31, 2002 we had $3.0 million in fixed-rate fixed-term advances from the FHLB of Chicago outstanding resulting in no change from March 31, 2002. We use our liquidity resources principally to meet outstanding commitments on loans, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. We anticipate no foreseeable problems in meeting current loan commitments. At December 31, 2002, we had outstanding commitments to extend credit, which amounted to $6.1 million (including $2.7 million, in available revolving commercial and agricultural lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet any foreseeable liquidity needs.

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

At December 31, 2002, the Bank was in compliance with all of the aforementioned capital requirements as summarized below:

                                                                                            December 31, 2002
                                                                                            -----------------
                                                                                                 (1,000's)
                                                                                                 ---------
Tier I Capital:
      Common stockholders' equity                                                                     10,171
      Unrealized loss (gain) on securities available for sale                                           (473)
      Less disallowed intangible assets                                                                   13

        Total Tier I capital                                                                           9,685

Tier II Capital:
      Total Tier I capital                                                                             9,685
      Qualifying allowance for loan losses                                                               585

        Total risk-based capital                                                                      10,270

Risk-weighted assets                                                                                  65,431
Quarter average assets                                                                                98,213


                                                                                             To be Well Capitalized
                                                                                                 Under the Prompt
                                                                       For Capital               Corrective Action
                                            Actual                  Adequacy Purposes               Provisions
                                            ------                  -----------------               ----------
                                     Amount         Ratio         Amount          Ratio         Amount          Ratio
                                     ------         -----         ------          -----         ------          -----
As of December 31, 2002:
     Total Risk-Based Capital
       (to Risk-Weighted Assets)     10,270         15.70%         5,234          8.00%          6,543         10.00%
    Tier I Capital
      (to Risk-Weighted Assets)       9,685         14.80%         2,617          4.00%          3,926          6.00%
    Tier I Capital
      (to Average Assets)             9,685          9.86%         3,929          4.00%          4,911          5.00%

     At the time of the conversion of the Bank to a stock organization, a special liquidation account was established for the benefit of eligible account holders and the supplemental account holders in an amount equal to the net worth of the Bank. This special liquidation account will be maintained for the benefit of eligible account holders and the supplemental account holders who continue to maintain their accounts in the Bank after June 27, 1997. This special liquidation account was $5.1 million as of that date. In the unlikely event of a complete liquidation, each eligible and the supplemental eligible account holders will be entitled to receive a liquidation distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The Bank may not declare or pay cash dividends on or repurchase any of its common stock if stockholders' equity would be reduced below applicable regulatory capital requirements or below the special liquidation account.

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

Item 5.     OTHER INFORMATION
              None

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

               (a)  The following exhibits are filed herewith:

                    1.   Exhibit 11: Statement Regarding Computation of
                         Earnings.

                    2.   Exhibit 99: Certifications

               (b)  Reports Form 8-K:

                    A report on form 8-K was filed November 8, 2002 stating the Company's earnings for the second quarter of the fiscal year.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FIRST ROBINSON FINANCIAL
                                      CORPORATION



Date: February 12, 2003               /s/ Rick L. Catt
                                      ----------------
                                      Rick L. Catt
                                      President and Chief Executive Officer

Date: February 12, 2003               /s/ Jamie E. McReynolds
                                      -----------------------
                                      Jamie E. McReynolds
                                      Chief Financial Officer and Vice President

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


Date: February 12, 2003               /s/ Rick L. Catt
                                      ----------------
                                      Rick L. Catt
                                      President and Chief Executive Officer

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


Date: February 12, 2003              /s/ Jamie E. McReynolds
                                     -----------------------
                                     Jamie E. McReynolds
                                     Chief Financial Officer and Vice President