Form 10KSB
period 2003-03-31
FIRST ROBINSON FINANCIAL CORP
filed 2003-06-30
CIK 1035991

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
     FOR THE FISCAL YEAR ENDED MARCH 31, 2003
                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.
     FOR THE TRANSITION PERIOD FROM _________________TO ___________________

                         COMMISSION FILE NUMBER 0-29276

                      FIRST ROBINSON FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

           Delaware                                              36-4145294
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                 501 East Main Street, Robinson, Illinois   62454
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State the issuer's revenues for its most recent fiscal year: $7.1 million.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and ask price of such stock as of June 23, 2003, was approximately $7.8 million.

     As of June 23, 2003, there were 517,686 shares issued and outstanding of the Registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Parts II of Form 10-KSB - Portions of the Annual Report to Stockholders for the fiscal year ended March 31, 2003.

     Part III of Form 10-KSB - Portions of Proxy Statement for the 2003 Annual Meeting of Stockholders.

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

     THE BANK. The Bank is a national bank, the deposits of which are federally insured and backed by the full faith and credit of the U.S. Government. The Bank is a community-oriented financial institution and seeks to serve the financial needs of the residents and businesses in its market area. The Bank primarily serves Crawford County, Illinois. The principal business of the Bank has historically consisted of attracting retail deposits from the general public and investing those funds in primarily one-to four-family residential real estate loans and, to a lesser extent, consumer loans, commercial and agricultural real estate loans and commercial business and agricultural finance loans. At March 31, 2003, substantially all of the Bank's real estate mortgage loans, were secured by properties located in the Bank's market area. The Bank also invests in investment and equity securities and mortgage-backed securities, and other permissible investments.

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

LENDING ACTIVITIES

     GENERAL. The Bank's loan portfolio consists primarily of conventional, first mortgage loans secured by one- to four-family residences and, to a lesser extent, consumer loans, commercial and agricultural real estate loans, commercial business and agricultural finance loans and multi-family real estate and construction loans. At March 31, 2003, the Bank's gross loans outstanding totaled $65.1 million, of which $34.1 million or 52.4% were one-to four-family residential mortgage loans. This amount also includes home equity loans totaling $1.7 million. Of the one- to four-family mortgage loans outstanding at that date, 14.7% were fixed-rate loans, and 85.3% were adjustable-rate loans. At that same date, consumer loans totaled $5.2 million or 8.0% of the Bank's total loan portfolio. Also at that date, the Bank's commercial and agricultural real estate loans totaled $14.4 million or 22.1% of the Bank's total loan portfolio of which 86.2% were adjustable-rate loans and 13.9% were fixed-rate loans. At March 31, 2003, commercial business and agricultural finance loans totaled $8.7 million or 13.4% of the Bank's total loan portfolio, of which 23.9% were fixed-rate loans and 76.1% adjustable-rate loans. At that same date, multi-family real estate and construction loans totaled $1.9 million or 2.9% of the Bank's total loan portfolio. Loans to State and Municipal Governments totaled $759,000 or 1.2% of the Bank's total loan portfolio as of March 31, 2003. See Note 3 of Notes to Consolidated Financial Statements.

     The Bank also invests in mortgage-backed securities, government securities, obligations of states or political subdivisions and other debt securities. At March 31, 2003, mortgage-backed securities totaled $13.8 million or 65.0% of the Bank's total investment and mortgage-backed securities portfolio. Government securities, obligations of states and political subdivisions and other debt and equity securities totaled $7.5 million, or 35.0% of the Bank's total investment and mortgage-backed securities portfolio.

     The Bank's loans-to-one borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation -- Federal Regulation of National Banks." At March 31, 2003, the maximum amount which the Bank could have lent under this limit to any one borrower and the borrower's related entities was approximately $1.5 million. At March 31, 2003, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount.

     The Bank's five largest lending relationships at March 31, 2003 were as follows: (i) $4.9 million in loans to an individual and his closely held entities secured by real estate, oil production and leaseholds, inventory, equipment and personal guarantees of which $3.4 million was participated to other lenders; (ii) $2.3 million in loans to a heavy equipment operator of which $857,000 was participated to other lenders, secured by real estate, equipment, inventory and accounts receivable as well as personal guarantees, (iii) $1.3 million in loans to a grain farming operation and grain elevator business, secured by warehouse receipts, real estate and personal guarantees; (iv) $1.3 million in loans to a grain farmer secured by real estate, crops, equipment, inventory, and government payments; (v) $1.2 million in loans to a grain farmer secured by real estate, crops, equipment, inventory, and government payments; At March 31, 2003, all of these loans totaling $11.0 million in the aggregate, of which $4.3 million was participated to other lenders, were performing in accordance with their terms.

     LOAN PORTFOLIO COMPOSITION. The following information concerning the composition of the Bank's loan portfolios in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                                               March 31,
                                                           ---------------------------------------------------
                                                                     2003                       2002
                                                           ---------------------------------------------------
                                                              Amount      Percent       Amount       Percent
                                                           ---------------------------------------------------
                                                                          (Dollars in Thousands)
    Real Estate Loans:
    ------------------
      One- to four-family..............................    $    34,079      52.35 %   $   33,995       56.02%
      Multi-family.....................................            699       1.07            707        1.16
      Commercial and agricultural......................         14,414      22.14         12,251       20.19
      Construction or development......................          1,201       1.85          1,237        2.04
                                                           -----------   --------     ----------    --------
         Total real estate loans.......................         50,393      77.41         48,190       79.41
                                                           -----------   --------     ----------    --------
    Other Loans:
    ------------
      Government Loans:
         State & Municipal.............................            759       1.17            658        1.08
      Consumer Loans:
         Deposit account...............................            463       0.71            402        0.66
         Automobile....................................          3,501       5.38          3,558        5.87
         Other.........................................          1,252       1.92          1,316        2.17
                                                           -----------   --------     ----------    --------
         Total consumer loans..........................          5,216       8.01          5,276        8.70
                                                           -----------   --------     ----------    --------
    Commercial business and agricultural finance loans           8,728      13.41          6,562       10.81
                                                           -----------   --------     ----------    --------
         Total other...................................         14,703      22.59         12,496       20.59
                                                           -----------   --------     ----------    --------
         Total loans...................................         65,096     100.00%        60,686      100.00%
                                                           -----------   ========     ----------    ========
    Less:
    -----
      Loans in process.................................           (209)                     (878)
      Unearned discounts...............................            ---                       ---
      Allowance for losses.............................           (619)                     (534)
                                                           -----------                ----------
         Total loans receivable, net...................    $    64,268                $   59,274
                                                           ===========                ==========

     The following schedule illustrates the interest rate sensitivity of the Bank's loan portfolio at March 31, 2003. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract reprices, however, $20.0 million in adjustable rate loans have reached their floor. These loans then report at their maturity date. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                    Real Estate
                                 ------------------------------------------------
                                                                Multi-family and
                                  One- to Four-Family and         Commercial and    Obligations of State &
                                       Construction                Agriculture       Municipal Governments
                                 ---------------------------------------------------------------------------
                                                Weighted                 Weighted                Weighted
                                                 Average                  Average                 Average
                                    Amount        Rate        Amount       Rate       Amount        Rate
                                 ---------------------------------------------------------------------------
                                                             (Dollars in Thousands)
   Due During
  Years Ending
    March 31,
    ---------
2004(1)......................     $   6,761      6.92%       $  7,463       5.31%    $    381       3.22%
2005 and 2006................         6,966      7.28           1,565       6.86          ---        ---
2007 and 2008................         3,919      6.64           1,569       6.16           24       5.00
After 2008...................        17,634      7.33           4,516       6.61          354       5.91
                                  ---------      ----        --------       ----     --------       ----
Total........................     $  35,280      7.16%       $ 15,113       5.95%    $    759       4.53%
                                  =========      ====        ========       ====     ========       ====

                                                            Commercial Business
                                                                    and
                                       Consumer             Agricultural Finance              Total
                                 ---------------------------------------------------------------------------
                                               Weighted                   Weighted                 Weighted
                                               Average                     Average                  Average
                                   Amount        Rate         Amount        Rate       Amount        Rate
                                 ---------------------------------------------------------------------------
                                                                            (Dollars in Thousands)
   Due During
  Years Ending
    March 31,
    ---------
2004(1)......................     $     480      8.07%       $  5,810      5.58%     $ 20,895        5.93%
2005 and 2006................         2,014      9.33           1,470      6.18        12,015        7.43
2007 and 2008................         2,523      7.21           1,104      6.29         9,139        6.67
After 2008...................           199      7.59             344      6.00        23,047        7.15
                                  ---------      ----        --------      ----      --------        ----
Total........................     $   5,216      8.12%       $  8,728      5.79%     $ 65,096        6.74%
                                  =========      ====        ========      ====      ========        ====

(1)  Includes demand loans, loans having no stated maturity and overdraft loans.

     The total amount of loans due after March 31, 2004 which have predetermined interest rates is $12.9 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $31.3 million.

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

     ONE- TO- FOUR-FAMILY RESIDENTIAL MORTGAGE LENDING. Residential loan originations are generated by the Bank's marketing efforts, its present customers, walk-in customers, and referrals from real estate brokers. Historically, the Bank has focused its lending efforts primarily on the origination of loans secured by one- to four-family residential mortgages in its market area. At March 31, 2003, the Bank's one- to four-family residential mortgage loans totaled $34.1 million, or 52.4%, of the Bank's gross loan portfolio of which $121,000 was non-performing at that date.

     The Bank offers both adjustable and fixed rate mortgage loans. For the year ended March 31, 2003, the Bank originated $31.4 million of real estate loans, of which $24.8 million were secured by one- to four-family residential real estate, $1.4 million was secured by one- to four-family or commercial constructions and land loans, $5.1 million was secured by commercial or agricultural real estate and $44,000 was secured by multi-family dwellings. Substantially all of the Bank's one- to four-family residential mortgage originations are secured by properties located in its market area.

     The Bank offers adjustable-rate mortgage loans at rates and on terms determined in accordance with market and competitive factors. The Bank currently originates adjustable-rate mortgage loans with a term of up to 30 years. The Bank offers one year adjustable-rate mortgage loans with a stated interest rate margin generally over the one-year Treasury Bill Index. Increases or decreases in the interest rate of the Bank's adjustable-rate loans is generally limited to 200 basis points at any adjustment date and 600 basis points over the life of the loan. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as are the Bank's liabilities. The Bank qualifies borrowers for adjustable-rate loans based on the initial interest rate of the loan. As a result, the risk of default on these loans may increase as interest rates increase. See "Asset Quality -- Non-Performing Assets." At March 31, 2003, the total balance of one-to four-family adjustable-rate loans was $29.1 million or 44.7% of the Bank's gross loan portfolio. See "-- Originations, Purchases and Sales of Loans."

     The Bank offers fixed-rate mortgage loans with a term of up to 30 years. At March 31, 2003, the total balance of one- to four-family fixed-rate loans was $5.0 million or 7.7% of the Bank's gross loan portfolio. The Bank also offers U.S. Department of Agriculture ("USDA") Guaranteed Rural Housing Loans to borrowers that meet certain income limitations with minimal to no down payment. These loans are 30-year fixed rate loans with a 90% guarantee from USDA. At March 31, 2003, the total balance of USDA Guaranteed Rural Housing Loans was $294,000 or 0.5% of the Bank's gross loan portfolio. During the fiscal year ended March 31, 2003, the Bank sold $582,000 in USDA Guaranteed Rural Housing Loans. The bank did not retain the servicing on these loans. See "-- Originations, Purchases and Sales of Loans."

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

     The fixed rate loans currently originated by the Bank are underwritten and documented pursuant to the guidelines of the Federal Home Loan Bank of Chicago's (the "FHLB") Mortgage Partnership Finance ("MPF") program. Effective January 1, 1999, the Bank joined the MPF program offered by the FHLB. This program offers 15 to 30 year fixed rate mortgages. The Bank sells 100% of the principal and receives a fee. The Bank also receives 25 basis points servicing per month. A portion of the fee is retained by the FHLB to cover any contingent debt incurred by the Bank if these loans are written off. During the year ended March 31, 2003, the Bank originated loans of $11.3 million. See "--Originations, Purchases and Sales of Loans and -- Investment Activities -- Mortgage-backed Securities."

     CONSUMER LENDING. The Bank offers secured and unsecured consumer loans. Secured loans may be collateralized by a variety of asset types, including automobiles, mobile homes and deposits. The Bank currently originates substantially all of its consumer loans in its primary market area. At March 31, 2003, the Bank's consumer loan portfolio totaled $5.2 million, or 8.0% of its gross loan portfolio, of which 92.1% were fixed-rate loans.

     A significant component of the Bank's consumer loan portfolio consists of new and used automobile loans. These loans generally have terms that do not exceed five years. Generally, loans on vehicles are made in amounts up to 80% of the sales price or National Automobile Dealers Association value, whichever is least. At March 31, 2003, the Bank's automobile loans totaled $3.5 million or 5.4% of the Bank's gross loan portfolio. These loans were originated predominately on a direct basis.

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

     Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At March 31, 2003, $7,000 of the Bank's consumer loans were non-performing. There can be no assurances that additional delinquencies will not occur in the future.

     COMMERCIAL AND AGRICULTURAL REAL ESTATE LENDING. The Bank also originates commercial and agricultural real estate loans. At March 31, 2003 approximately $14.4 million, or 22.1% of the Bank's gross loan portfolio, was comprised of commercial and agricultural real estate loans. Of this amount, approximately $2.0 million or 13.8% of these loans were fixed-rate commercial and agricultural real estate loans and approximately $12.4 million or 86.2% were adjustable-rate loans. At March 31, 2003, $140,000 were non-performing. The largest commercial or agricultural real estate loan was for $1.0 million.

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

     Commercial and agricultural real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial and agricultural real estate is typically dependent upon the successful operation of the business. If the cash flow from the project is reduced the borrower's ability to repay the loan may be impaired.

     COMMERCIAL AND AGRICULTURAL BUSINESS LENDING. The Bank also originates commercial and agricultural business loans. At March 31, 2003, approximately $8.7 million, or 13.4% of the Bank's gross loan portfolio, was comprised of commercial and agricultural business loans. Of the $8.7 million, approximately $2.1 million or 23.9% were fixed-rate loans and approximately $6.6 million or 76.1% were adjustable-rate loans. At March 31, 2003, $10,000 of the Bank's commercial and agricultural business loans were non-performing. The largest commercial business loan was to a closely held corporation that owns and operates an oilfield production company which had loans totaling $2.9 million. Of this amount, $1.4 million was participated to other lenders.

     Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business and agricultural finance loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business and agricultural finance loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). The Bank's commercial business and agricultural finance loans are usually secured by business or personal assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At March 31, 2003, $23,000 of the Bank's commercial business and agricultural finance loans were unsecured.

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

     CONSTRUCTION LENDING. The Bank had $1.2 million in construction loans for one- to four- family residences, commercial property and land loans, or 1.9% of the total loan portfolio at March 31, 2003.

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

     MULTI-FAMILY LENDING. The Bank offers one year adjustable-rate multi-family loans for terms of up to 20 years. The Bank will generally lend up to 80% of the value of the collateral securing the loan. At March 31, 2003, the Bank had $699,000 of multi-family real estate loans or 1.1% of the Bank's gross loan portfolio was comprised of such loans. All of these loans were performing in accordance with their terms at that date.

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

     While the Bank currently originates adjustable-rate and fixed-rate loans, its ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For the year ended March 31, 2003, the Bank originated $24.2 million in fixed-rate loans and $24.2 million in adjustable-rate loans.

     The Bank sold through participations with other lenders $11.9 million in one- to four-family loans through market programs for the year ended March 31, 2003. Sales of these loans generally are beneficial to the Bank since these sales may produce future servicing income, provide funds for additional lending and other investments and increase liquidity. The Bank does not sell loans pursuant to forward sales commitments and, therefore, an increase in interest rates after loan origination and prior to sale may adversely affect the Bank's income at the time of sale.

     The following table shows the loan origination, purchase, sale and repayment activities of the Bank for the periods indicated.

                                                    Year Ended March 31,
                                                 ---------------------------
                                                     2003          2002
                                                 ---------------------------
     Originations by type:
     ---------------------
         Real estate:
         One to four-family...................   $    24,757     $  17,647
         Multi-family.........................            44           187
         Commercial and agricultural..........         5,115         2,191
         Construction and land development....         1,444         1,412

     Other:
         Consumer.............................         5,198         4,614
         State & Municipal Government.........           356           280
         Commercial business and agricultural
             finance..........................        11,499         5,118
                                                 -----------    ----------
               Total loans originated.........        48,413        31,449
                                                 -----------     ---------

     Purchases:
     ----------
     Real Estate:
         Commercial and agricultural..........           416         1,022

     Other:
         Commercial business and agricultural
             finance and other loans..........           150            10
                                                 -----------   -----------
               Total loan purchases...........           566         1,032

     Mortgage-backed securities...............         4,570         6,983
                                                 -----------    ----------
               Total purchases................         5,136         8,015
                                                 -----------    ----------

     Sales and Repayments:
     ---------------------
     Real estate:
         One- to four-family..................        12,098         6,454
         Mortgage-backed securities sales.....           ---           770
         Commercial & Agriculture.............           585           ---

     Other:
     Commercial business and agricultural
             finance and other loans..........         3,300           410
                                                 -----------   -----------
               Total sales....................        15,983         7,634
                                                 -----------    ----------

     Principal reductions
         Loans................................        28,211        27,392
         Mortgaged-backed securities..........         6,514         4,350
                                                 -----------    ----------
               Total reductions...............        34,725        31,742
                                                 -----------     ---------
     Decreases in other items, net                      (14)         (613)
                                                 -----------   -----------
     Net increase (decrease)..................   $     2,827    $    (525)
                                                 ===========    ==========

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

     The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at March 31, 2003.


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
                         -----------------------------------------------------------------------------------
                                                       (Dollars in thousands)
Real Estate:
  One- to four-family        3      $ 90     0.26%      ---   $ ---     ---       3     $  121     0.36%
Commercial and
agricultural real estate   ---       ---      ---       ---     ---     ---       1        140     0.97
Consumer                     2         6     0.12       ---     ---     ---       1          7     0.13
Commercial business
  and agricultural
finance                    ---       ---      ---       ---     ---     ---       1         10     0.11
                         ------- -------  --------- -------- ------- --------- ------- -------  ---------

     Total.............      5      $ 96     0.15%      ---   $ ---     ---%      6     $  278     0.43%
                         ======= =======  ========= ======== ======= ========= =======  ======  =========


                            Total Delinquent Loans
                         ------------------------------
                                             Percent
                                             of Loan
                          Number    Amount   Category
                         ------------------------------
                              (Dollars in thousands)
Real Estate:
  One- to four-family        6     $   211     0.62%
Commercial and
agricultural real estate     1         140     0.97
Consumer                     3          13     0.25
Commercial business
  and agricultural
finance                      1          10     0.11
                          -------  -------  ---------

     Total............      11     $   374     0.58%
                          =======  =======  =========
--------------------
     (1)  Loans are still accruing.


     NON-PERFORMING ASSETS. The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. Foreclosed assets include assets acquired in settlement of loans.


                                                                   Year Ended
                                                                    March 31,
                                                          -----------------------------
                                                              2003           2002
                                                          -----------------------------
                                                              (Dollars in thousands)
            Non-accruing loans:
               One- to four-family......................     $   121        $     7
               Commercial and agricultural real estate..         140            120
               Consumer.................................           7             11
               Commercial business and agricultural
               finance..................................          10             69
                                                             -------        -------
                 Total..................................         278            207
                                                             -------        -------
            Accruing loans delinquent more than 90 days:
               One- to four-family......................         ---            ---
               Commercial and agricultural real estate..         ---            ---
               Consumer.................................         ---            ---
               Commercial business and
               agricultural finance.....................         ---            ---
                                                             -------        -------
                 Total..................................         ---            ---
                                                             -------        -------

            Foreclosed assets:
              One- to four-family.......................          54             61
              Commercial and agricultural real estate...          27             36
              Consumer..................................         ---            ---
                                                             -------        -------
                 Total..................................          81             97
                                                             -------        -------

            Total non-performing assets.................     $   359        $   304
                                                             =======        =======
            Total as a percentage of total assets.......        0.35%          0.31%
                                                             =======        =======

     For the year ended March 31, 2003, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $15,000. There was $11,000 that would have been included in interest income on such loans for the year ended March 31, 2002.

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

     In connection with the filing of its periodic reports with the OCC and in accordance with its classification of assets policy, the Bank regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at March 31, 2003, the Bank had classified a total of $299,000 of its assets as substandard and $157,000 as doubtful or loss. At March 31, 2003, total classified assets comprised $456,000, or 4.6% of the Bank's capital, and 0.4% of the Bank's total assets.

     OTHER LOANS OF CONCERN. As of March 31, 2003, there were $2.4 million in loans identified, but not classified, by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the business have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

     Real estate properties acquired through foreclosure are recorded at the market fair value minus 10% of the market fair value. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At March 31, 2003, the Bank had $81,000 in real estate properties acquired through foreclosure. The properties are for sale and will be sold if the offers to purchase are approved by the Board.

     Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At March 31, 2003, the Bank had a total allowance for loan losses of $619,000, representing 0.96% of the Bank's loans, net. See Note 3 of Notes to Consolidated Financial Statements.

     The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:


                                                                  March 31,
                          ------------------------------------------------------------------------------------------

                                             2003                                        2002
                          ------------------------------------------------------------------------------------------
                                                         Percent                                      Percent
                                                         of Loans                                     of Loans
                             Amount of        Loan       in Each       Amount of        Loan          in Each
                             Loan Loss     Amounts by   Category to    Loan Loss     Amounts by       Category
                             Allowance      Category    Total Loans    Allowance      Category      to Total Loans
                          ------------------------------------------------------------------------------------------
                                                           (Dollars in thousands)

One- to four-family......    $  104        $34,079         52.35%         $   105      $  33,995         56.02%
Multi-family.............       ---            699          1.07              ---            707          1.16
Commercial and
agricultural real estate.       282         14,414         22.14              138         12,251         20.19
Construction or
  development............       ---          1,201          1.85              ---          1,237          2.04
State & Municipal
Government Loans.........       ---            759          1.17              ---            658          1.08
Consumer.................        19          5,216          8.01               36          5,276          8.70
Commercial business and
  agricultural finance...       214          8,728         13.41              255          6,562         10.81
Unallocated..............       ---            ---           ---              ---            ---           ---
                             ------        -------        ------          -------      ---------        ------
     Total...............    $  619        $65,096        100.00%         $   534      $  60,686        100.00%
                             ======        =======        ======          =======      =========        ======


     The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                                  Year Ended
                                                                   March 31,
                                                           ------------------------
                                                               2003          2002
                                                           ------------------------
                                                            (Dollars in thousands)
         Balance at beginning of year....................   $    534      $    620

         Charge-offs:
           One- to four-family...........................         91            43
           Commercial and agricultural real estate.......         67            95
           Consumer......................................         41            27
           Commercial business and agricultural finance..         20           203
                                                            --------      --------
                                                                 219           368
                                                            --------      --------

         Recoveries:
           One- to four-family...........................          4             7
           Commercial and agricultural real estate.......        ---           ---
           Consumer......................................         16            17
           Commercial business and agricultural finance..        149            18
                                                            --------     ---------
                                                                 169            42
                                                            --------     ---------

         Net charge-offs.................................         50           326
         Additions charged to operations.................        135           240
                                                            --------      --------
         Balance at end of year..........................   $    619      $    534
                                                            --------      --------

         Ratio of net charge-offs during the year to
           average loans outstanding during the year.....       0.08%         0.54%
                                                               =====          ====

         Ratio of net charge-offs during the year to
           average non-performing assets.................      17.30%        73.59%
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

     INVESTMENT SECURITIES. At March 31, 2003, the Bank's investment securities (including a $575,000 investment in the common stock of the FHLB of Chicago, Federal Reserve stock of $129,000 and $96,000 in Banker's Bancorp, Inc. stock) totaled $21.3 million, or 20.6% of its total assets. It has been the Bank's general policy to invest in obligations of state and political subdivisions, federal agency obligations and other investment securities.

     National banks are restricted in investments in corporate debt and equity securities. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank's unimpaired capital and unimpaired surplus as defined by federal regulations, which totaled $9.4 million as of March 31, 2003, plus an additional 10% if the investments are fully secured by readily marketable collateral. At March 31, 2003, the Bank was in compliance with this regulation. See "Regulation -- Federal Regulation of National Banks" for a discussion of additional restrictions on the Bank's investment activities. See Note 2 of Notes to Consolidated Financial Statements.

     The following table sets forth the composition of the Bank's investment and mortgage-backed securities at the dates indicated.


                                                                             March 31,
                                                             --------------------------------------------
                                                                     2002                  2001
                                                             --------------------------------------------
                                                              Market      % of      Market       % of
                                                               Value      Total      Value      Total
                                                             --------------------------------------------
                                                                       (Dollars in thousands)
AVAILABLE FOR SALE
Equity securities:
   FHLB stock............................................    $    575       2.70 %  $   540       2.52%
   FRB stock.............................................         129        .61        129        .60
   Bankers' Bancorp stock................................          96        .45         60        .28
                                                             --------      -----    -------     ------
     Total equity securities.............................         800       3.76%       729       3.40%
                                                             --------      -----    -------     ------
Investments securities:
   U.S. treasury.........................................         ---        ---        506       2.36
   Municipal bonds.......................................       1,339       6.29      1,260       5.87
   FHLB agency...........................................       5,312      24.95      3,534      16.48
                                                             --------      -----    -------     ------
      Total investment securities........................       6,651      31.24      5,300      24.71
                                                             --------      -----    -------     ------

Mortgage-backed securities:
   GNMA..................................................       4,477      21.02      4,363      20.34
   FNMA..................................................       5,761      27.06      6,698      31.22
   FHLMC.................................................       3,602      16.92      4,362      20.33
                                                             --------      -----    -------     ------
     Total mortgage-backed securities....................    $ 13,840      65.00%   $15,423      71.89%
                                                             --------      -----    -------     ------

     Total available for sale............................    $ 21,291     100.00%   $21,452     100.00%
                                                             ========     ======    =======     ======

HELD TO MATURITY
Investment securities:
   Municipal bonds.......................................    $    ---        ---    $    50     100.00%
   U.S. treasury notes...................................         ---        ---        ---        ---
                                                             --------      -----    -------     ------
     Total investment securities.........................         ---        ---         50     100.00%
                                                             --------      -----    -------     ------

Mortgage-backed securities:..............................    $    ---        ---
  FNMA...................................................         ---        ---    $   ---        ---
                                                             --------      -----    -------
     Total held to maturity..............................         ---        ---    $    50     100.00%
                                                             --------      -----    =======     ======

Average remaining life of investment and mortgage-backed
   securities............................................            15.85 Years           16.92 Years

Other interest-earning assets:
     Total interest-bearing deposits with banks..........    $ 11,786     100.00%   $11,902     100.00%
                                                             ========     ======    =======     ======

     The Bank's investment securities portfolio at March 31, 2003, contained no securities of any issuer with an aggregate book value in excess of 10% of the Bank's retained earnings, excluding those issued by the U.S. government, or its agencies.

     First Robinson's investments, including the mortgage-backed securities portfolio, are managed in accordance with a written investment policy adopted by the Board of Directors.

     OCC guidelines, as well as those of the other federal banking regulators, regarding investment portfolio policy and accounting require banks to categorize securities and certain other assets as held for "investment," "sale," or "trading." In addition, the Bank has adopted SFAS 115 which states that securities available for sale are accounted for at fair value and securities which management has the intent and the Bank has the ability to hold to maturity are accounted for on an amortized cost basis. The Bank's investment policy has strategies for each type of security. At March 31, 2003, the Bank classified $21.3 million of its investments as available for sale and $0 as held to maturity.

     MORTGAGE-BACKED SECURITIES. The Bank invests primarily in federal agency obligations. At March 31, 2003, the Bank's investment in mortgage-backed securities totaled $13.8 million or 13.4% of its total assets. Of this amount, $0 was held to maturity and $13.8 million was available for sale. At March 31, 2003, the Bank did not have a trading portfolio.

     The following table sets forth the maturities of the Bank's mortgage-backed securities at March 31, 2003.

                                                                    Due in
                                                  -----------------------------------------------
                                                    1 Year      1 to      5 to 10     10 Years
                                                   or Less    5 Years      Years      or More      Total
                                                  --------------------------------------------------------

Federal Home Loan Mortgage Corporation........         33        763         ---        2,806       3,602
  Weighted Average............................       5.50       5.00         ---         5.91        5.71

Federal National Mortgage Company.............        ---        ---         435        5,326       5,761
  Weighted Average............................        ---        ---        7.00         6.16        6.22

Government National Mortgage Company..........        ---        ---         ---        4,477       4,477
  Weighted Average............................        ---        ---         ---         5.97        5.97

     Total....................................         33        763         435       12,609      13,840
  Weighted Average............................       5.50       5.00        7.00         6.04        6.01

SOURCES OF FUNDS

     GENERAL. The Bank's primary sources of funds are deposits, receipt of principal and interest on loans and securities, interest earned on deposits with other banks, and other funds provided from operations.

     The Bank has used FHLB advances to support lending activities and to assist in the Bank's asset/liability management strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset\Liability Management." At March 31, 2003, the Bank had $3.0 million in FHLB advances and $6.1 million in FHLB Letters of Credit pledged to secure public unit deposits. These FHLB advances and FHLB Letters of Credit reduced the amount available to borrow from the FHLB of Chicago to $9.9 million. The Bank could also borrow up to $2.0 million from a correspondent bank located in Springfield, Illinois. The Bank has also established borrowing capabilities with the Federal Reserve Bank of St. Louis. See Note 9 of Notes to Consolidated Financial Statements.

     At March 31, 2003, the Bank had $6.4 million in repurchase agreements. See
Note 9 of Notes to Consolidated Financial Statements.

     DEPOSITS. The Bank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of passbook, money market deposit, IRA accounts, and certificate accounts. The certificate accounts currently range in terms from 90 days to five years. The Bank has also begun offering a new variable rate certificate for children. The certificate matures on the child's 18th birthday. The Bank has a significant amount of deposits that will mature within one year. However, management expects that virtually all of the deposits will be renewed.

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

                                                        Year Ended
                                                        March 31,
                                                 -------------------------
                                                    2003         2002
                                                 -------------------------
                                                  (Dollars in thousands)

          Opening balance.....................   $   82,145    $   71,605
          Deposits............................      486,304       389,162
          Withdrawals.........................     (487,232)     (380,567)
          Interest credited...................        1,525         1,945
                                                 ----------    ----------

          Ending balance......................       82,742        82,145
                                                 ----------    ----------

          Net (decrease) increase.............   $      597    $   10,540
                                                 ==========    ==========

          Percent (decrease) increase.........         0.73%        14.72%
                                                 ==========    ==========

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank for the periods indicated.


                                                                     March 31,
                                                  ----------------------------------------------
                                                          2002                    2001
                                                  ----------------------------------------------
                                                              Percent                   Percent
                                                   Amount     of Total     Amount      of Total
                                                  ----------------------------------------------
                                                              (Dollars in thousands)

      Transactions and Savings Deposits:
      ---------------------------------
      Non-interest bearing demand 0%..........    $  7,984       9.65%     $  5,855       7.13%
      Passbook and Money Market Accounts
      (1.59%).................................      22,025      26.62        23,751       28.91
      NOW Accounts (1.64%)....................      17,084      20.65        13,880       16.90
                                                  --------     ------      --------      ------

      Total non-certificates..................      47,093      56.92        43,486       52.94
                                                  --------     ------      --------      ------

      Certificates:
      -------------
      0.00 - 1.99%............................    $  5,708       6.90      $      0           0
      2.00 - 3.99%............................      18,749      22.66        14,833       18.06
      4.00 - 5.99%............................       8,972      10.84        17,277       21.03
      6.00 - 7.99%............................       2,220       2.68         6,549        7.97
                                                  --------     ------      --------      ------

      Total certificates......................      35,649      43.08        38,659       47.06
                                                  --------     ------      --------      ------
      Total deposits..........................      82,742     100.00        82,145      100.00
                                                  ========     ======      ========      ======

     The following table shows rate and maturity information for the Bank's certificates of deposit as of March 31, 2003.

                                                                                                         Weighted
                                          0.00-       2.00-     4.00-     6.00-              Percent     Average
                                          1.99%       3.99%     5.99%     7.99%      Total   of Total      Rate
                                        -----------------------------------------------------------------------------
                                                                   (Dollars in thousands)
Certificate accounts maturing
in quarter ending:
------------------
June 30, 2003.......................    $  1,833    $ 5,710    $   878   $   778   $  9,199    25.80%      3.00%
September 30, 2003..................       1,039      5,389      2,378        19      8,825    24.76       2.96
December 31, 2003...................         487      1,713        176       393      2,769     7.77       3.07
March 31, 2004......................       1,548      1,626        515       380      4,069    11.41       2.72
June 30, 2004.......................         181        717        327       325      1,550     4.35       3.77
September 30, 2004..................         620        379        486        44      1,529     4.29       2.97
December 31, 2004...................         ---        355         73       241        669     1.88       4.14
March 31, 2005......................         ---        628        397       ---      1,025     2.87       3.59
June 30, 2005.......................         ---        123         83       ---        206     0.58       3.22
September 30, 2005..................         ---        279      1,972        40      2,291     6.43       3.95
December 31, 2005...................         ---        737      1,517       ---      2,254     6.32       3.78
March 31, 2006......................         ---        288        ---       ---        288     0.81       2.68
Thereafter..........................         ---        805        170       ---        975     2.73       3.27
                                        --------    -------    -------   -------   --------   ------       ----

   Total............................    $  5,708    $18,749    $ 8,972   $ 2,220   $ 35,649   100.00%      3.15%
                                        ========    =======    =======   =======   ========   ======       ====

   Percent of total.................      16.01%     52.59%     25.17%     6.23%    100.00%
                                          =====      =====      =====      ====     ======

         The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of March 31, 2003.

                                                                        Maturity
                                                  -------------------------------------------------------
                                                                Over       Over
                                                   3 Months    3 to 6    6 to 12      Over
                                                   or Less     Months     Months    12 months    Total
                                                  -------------------------------------------------------
Certificates of deposit less than $100,000....    $   6,087  $   6,005  $   5,517   $   8,878  $  26,487

Certificates of deposit of $100,000 or more...        1,795      1,621      1,084       1,909      6,409

Public funds of $100,000 or more (1)..........        1,317      1,199        237         ---      2,753
                                                  ---------  ---------  ---------   ---------  ---------

Total certificates of deposit.................    $   9,199  $   8,825  $   6,838   $  10,787  $  35,649
                                                  ---------  ---------  ---------   ---------  ---------

---------------
(1)  Deposits from governmental and other public entities.


SUBSIDIARY ACTIVITIES

     As a national bank, the Bank is able to invest unlimited amounts in subsidiaries that are engaged in activities in which the parent bank may engage. In addition, a national bank may invest limited amounts in subsidiaries that provide banking services, such as data processing, to other financial institutions. At March 31, 2003, the Bank had one subsidiary, First Robinson Service Corporation, Inc.

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

     The Bank primarily serves Crawford County, Illinois. There are five commercial banks and one credit union which compete for deposits and loans in the Bank's market area.

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

     The Bank's loans-to-one borrower limit is generally limited to 15% of unimpaired capital and surplus. At March 31, 2003, the maximum amount which the Bank could have lent under this limit to any one borrower and the borrower's related entities was approximately $1.5 million. At March 31, 2003, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. The Bank's five largest lending relationships at March 31, 2003 totaled $11.0 million in the aggregate and were performing in accordance with their terms. Of this amount, $4.3 million was participated to other lenders.

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

RECENT LEGISLATION

USA PATRIOT ACT OF 2001. In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C., which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

SARBANES-OXLEY ACT OF 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or the SOA. The SOA is the most far-reaching U.S. securities legislation enacted in many years, and includes many substantive and disclosure-based requirements. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SOA applies to the Company and generally applies to all companies that are required to file periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the "Exchange Act").

INSURANCE OF ACCOUNTS AND REGULATION BY THE FDIC

     The Bank is a member of the Savings Association Insurance Fund (the "SAIF"), which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against banks after giving the OCC an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

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

FEDERAL RESERVE SYSTEM

     The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At March 31, 2003, the Bank had $129,000 in FRB stock, which was in compliance with these reserve requirements.

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

FEDERAL HOME LOAN BANK SYSTEM

     The Bank is a member of the FHLB of Chicago, which is one of 12 regional FHLBs, that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB which are subject to the oversight of the Federal Housing Finance Board, an agency of the United States government. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Chicago. At March 31, 2003, the Bank had $575,000 in FHLB stock, which was in compliance with this requirement. In the past year, the Bank has received dividends on its FHLB stock.

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

     The Bank has recorded a deferred tax liability of approximately $207,000, of which $237,000 relates to unrealized loss on available-for-sale securities, which has been reduced for income tax timing adjustments. See Note 13 of Notes to Consolidated Financial Statements.

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

     The Bank primarily serves Crawford County, Illinois and surrounding counties. There are five commercial banks and one credit union, other than the Bank, which compete for deposits and loans in the Bank's primary market area.

EMPLOYEES

     At March 31, 2003, the Company and the Bank had a total of 39 full-time and 5 part-time employees. The Company's and the Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

ITEM 2.      DESCRIPTION OF PROPERTIES

     The Bank conducts its business through its main office and three branch offices, which are located in Crawford County, Illinois. The Bank owns its main office and branch offices. The total net book value of the Bank's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at March 31, 2003 was approximately $2.6 million. The following table sets forth information relating to the Bank's offices as of March 31, 2003.

                                                     Total
                                                  Approximate
                                        Date         Square      Net Book Value at
                   Location           Acquired      Footage        March 31, 2003
        ----------------------------------------------------------------------------
        Main Office:
          501 East Main Street          1985         12,420         $1.5 million
          Robinson, Illinois

        Branch Offices:
          119 East Grand Prairie        1995         1,800            333,000
          Palestine, Illinois

          102 West Main Street          1995         2,260              75,000
          Oblong, Illinois

          Outer East Main Street        1997         1,000            187,000
          Oblong, Illinois

     The Company and the Bank believe that current facilities are adequate to meet the present and foreseeable needs and are adequately covered by insurance. See Note 6 of Notes to Consolidated Financial Statements.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, for the quarter ended March 31, 2003.

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

     Pages 49 and 50 of the attached 2003 Annual Report to Stockholders is incorporated herein by reference.

     The information required under this Item 5 required by Item 201(d) of Regulation S-B is provided in Item 11 of this Annual Report on Form 10-KSB under the heading "Equity Compensation Plan Information."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     Pages 4 through 16 of the attached 2003 Annual Report to Stockholders are incorporated herein by reference.

ITEM 7.      FINANCIAL STATEMENTS

     The following information appearing in the Company's Annual Report to Stockholders for the year ended March 31, 2003, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.

                                                                      Pages in
                                                                       Annual
Annual Report Section                                                  Report
---------------------                                                ----------

Report of Independent Auditors.......................................    18
Consolidated Statements of Financial Condition for the
   Fiscal Years Ended March 31, 2003 and 2002........................    19
Consolidated Statements of Income for the
   Years Ended March 31, 2003 and 2002...............................    20
Consolidated Statements of Stockholders' Equity for
   Years Ended March 31, 2003 and 2002...............................    21
Consolidated Statements of Cash Flows for the
   Years Ended March 31, 2003 and 2002...............................    22
Notes to Consolidated Financial Statements...........................    24

     With the exception of the aforementioned information, the Company's Annual Report to Stockholders for the year ended March 31, 2003, is not deemed filed as part of this Annual Report on Form 10-KSB.

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

     During the Company's two most recent fiscal years there have been no changes in or disagreements with the Company's accountants on accounting and financial disclosure matters.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS

     Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 24, 2003, a copy of which was filed with the Securities and Exchange Commission (the "SEC") on June 24, 2003.

EXECUTIVE OFFICERS

     Information concerning Executive Officers of the Company and the Bank is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 24, 2003, a copy of which was filed with the SEC on June 24, 2003.

COMPLIANCE WITH SECTION 16(a)

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

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 2003, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

ITEM 10.     EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 24, 2003, a copy of which was filed with the SEC on June 24, 2003.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 24, 2003, a copy of which was filed with the SEC on June 24, 2003.

EQUITY COMPENSATION PLAN INFORMATION:

     The following table provides information as of March 31, 2003 related to our equity compensation plans in effect at that time.


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

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 24, 2003, a copy of which was filed with the SEC on June 24, 2003.

ITEM 13.     EXHIBITS, LIST AND REPORTS ON FORM 8-K

             (a)  EXHIBITS

                                                                             REFERENCE TO
     EXHIBIT                                                           PRIOR FILING OR EXHIBIT
     NUMBER                                                            NUMBER ATTACHED HERETO
                                     DOCUMENT
     3(i)      Certificate of Incorporation                                       **
     3(ii)     By-Laws                                                            **
     4         Instruments defining the rights of security holders,               **
               including debentures
     10        Material Contracts                                                None
     13        Annual Report to Stockholders                                      13
     21        Subsidiaries of Registrant                                         21
     99        Certifications pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002

----------------

*    Indicates management contract or compensatory plan or arrangement.

** Previously filed as exhibits to the Company's Registration Statement on Form S-1 filed with the SEC on March 19, 1997 (File No. 333-23625). All of such previously filed exhibits are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B. (b) Reports on Form 8-K

     A report on Form 8-K was filed on January 22, 2003 announcing the Company's third quarter earnings and a Stock Repurchase program.

ITEM 14.     CONTROLS AND PROCEDURES

     With the participation and under the supervision of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, and within 90 days of the filing date of this annual report, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15(d)-14(c)) and, based on their evaluation, have concluded that the disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIRST ROBINSON FINANCIAL
                                             CORPORATION


Date: June 27, 2003                       By:  /s/ Rick L. Catt
      -------------                            ----------------
                                               Rick L. Catt, Director, President
                                               and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 By:   /s/ Rick L. Catt                      By:   /s/ Jamie E. McReynolds
       ----------------                            -----------------------
       Rick L. Catt, Director, President           Jamie E. McReynolds, Vice
         and Chief Executive Officer               President, Chief Financial Officer
        (PRINCIPAL EXECUTIVE AND                   and Secretary
        OPERATING OFFICER)                         (CHIEF FINANCIAL AND ACCOUNTING
                                                    OFFICER)

 Date: June 27, 2003                         Date: June 27, 2003
       -------------                               -------------

 By:   /s/ Scott F. Pulliam                  By:   /s/ J. Douglas Goodwine
       --------------------                        -----------------------
       Scott F. Pulliam, Director                  J. Douglas Goodwine, Director

 Date: June 27, 2003                         Date: June 27, 2003
       -------------                               -------------

 By:   /s/ Robin E. Guyer                    By:   /s/ Steven E. Neeley
       ------------------                          --------------------
       Robin E. Guyer, Director                    Steven E. Neeley, Director

 Date: June 27, 2003                         Date: June 27, 2003
       -------------                               -------------

 By:   /s/ William K. Thomas                 By:   /s/ Donald K. Inboden
       ---------------------                       ---------------------
       William K. Thomas, Director                 Donald K. Inboden, Director

 Date: June 27, 2003                         Date: June 27, 2003
       -------------                               -------------

                                  CERTIFICATION
  (PURSUANT TO RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED)

I, Rick L. Catt, certify that:

1. I have reviewed this annual report on Form 10-K of First Robinson Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 27, 2003                                /s/ Rick L. Catt
                                                   ----------------
                                                   Rick L. Catt
                                                   Chief Executive Officer

                                  CERTIFICATION
  (PURSUANT TO RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED)

I, Jamie E. McReynolds, certify that:

1. I have reviewed this annual report on Form 10-K of First Robinson Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 27, 2003                             /s/ Jamie E. McReynolds
                                                -----------------------
                                                Jamie E. McReynolds
                                                Chief Financial Officer