Form 10QSB
period 2003-06-30
FIRST ROBINSON FINANCIAL CORP
filed 2003-08-14
CIK 1035991

                         SECURITY AND EXCHANGE COMMSSION

                              WASHNGTON, D.C. 20549

                                   FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                                 -------------

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

                                YES X         NO
                                    -

As of August 13, 2003, the Registrant had 517,686 shares of Common Stock, par value $0.01, issued and outstanding.


Transitional Small Business Disclosure Format (check one):

                                YES          NO X
                                                -


                                FIRST ROBINSON FINANCIAL CORPORATION

                                        Index to Form 10-QSB

PART 1. FINANCIAL INFORMATION                                                     PAGE
    Item 1. Financial Statements

        Consolidated Balance Sheet as of June 30, 2003
            And March 31, 2003                                                     3

        Consolidated Statements of Income for the Quarters Ended
            June 30, 2003 and June 30, 2002                                        4

        Consolidated Statements of Stockholders' Equity for the Quarters
            Ended June 30, 2003 and June 30, 2002                                  5

        Consolidated Statements of Cash Flows for the Quarters
             Ended June 30, 2003 and June 30, 2002                                 6

        Notes to Consolidated Financial Statements                                 8

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations                          12

    Item 3.  Controls and Procedures                                               21



PART II OTHER INFORMATION

    Item 1.   Legal Proceedings                                                    22

    Item 2.   Changes in Securities                                                22

    Item 3.   Defaults Upon Senior Securities                                      22

    Item 4.   Submission of Matters to a Vote of Security Holders                  22

    Item 5.   Other Information                                                    22

    Item 6.   Exhibits and Reports on Form 8-K                                     22


           SIGNATURES                                                              23

                                               2

                                   FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                                                         Unaudited          Audited
                                                                                          6/30/03           3/31/03
                                                                                          -------           -------
                                           ASSETS                                                ($1,000's)
Cash and Cash Equivalents:
  Cash and due from banks                                                                  $1,278           $1,235
  Interest bearing deposits in banks                                                        5,644           11,786
                                                                                            -----           ------
     Total Cash and Cash Equivalents                                                        6,922           13,021

Securities available for sale, amortized cost of $24,874 and $20,660 at
  June 30, 2003 and March 31, 2003 respectively                                            25,529           21,291
Loans, net of allowance for loan losses of $643,000 and $619,000 at
 June 30, 2003 and March 31, 2003, respectively                                            67,041           64,268
Foreclosed assets, net                                                                         31               81
Premises and equipment, net                                                                 2,629            2,589
Accrued interest receivable                                                                   591              602
Bank owned life insurance                                                                   1,157            1,143
Other assets                                                                                  260              283
                                                                                              ---              ---

     Total Assets                                                                        $104,160         $103,278
                                                                                         ========         ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
 Non-interest-bearing                                                                      $9,176           $7,984
 Interest-bearing                                                                          74,281           74,758
                                                                                           ------           ------
     Total Deposits                                                                        83,457           82,742

Advances from Federal Home Loan Bank                                                        3,000            3,000
Repurchase agreements                                                                       6,313            6,430
Advances from Borrowers for taxes and insurance                                               134               98
Accrued interest payable                                                                      141              149
Accrued income taxes                                                                          160               10
Deferred income taxes                                                                         217              207
Accrued expenses                                                                              219              271
                                                                                              ---              ---
     Total Liabilities                                                                     93,641           92,907
                                                                                           ------           ------

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.01 par value; authorized 500,000 shares,
         No shares issued and outstanding
Common stock, $ .01 par value; authorized 2,000,000 shares
  859,625 shares issued and outstanding                                                         9                9
Additional paid-in capital                                                                  8,383            8,397
Retained earnings                                                                           6,906            6,776
Treasury stock, at cost (334,708 shares 6/30/03; 334,750 shares 3/31/03)                   (4,856)          (4,857)
Accumulated other comprehensive income                                                        409              394
Common stock acquired by ESOP/RRP                                                            (332)            (348)
                                                                                             ----             ----
     Total Stockholders' Equity                                                            10,519           10,371
                                                                                           ------           ------

     Total Liabilities and Stockholders' Equity                                          $104,160         $103,278
                                                                                         ========         ========


The accompanying notes are an integral part of these consolidated financial statements.

                                                            3

                                 FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF INCOME
                                 For the Quarters Ended June 30, 2003 and 2002
                                                  (Unaudited)
                                                                          2003                2002
                                                                          ----                ----
Interest  and dividend income:                                                    ($1,000's)
  Interest on loans, including fees                                      $1,154               1,176
  Debt securities:
     Taxable                                                                251                 306
     Tax-exempt                                                              15                  15
  Dividends                                                                  13                   9
                                                                             --                   -
     Total interest income                                                1,433               1,506
                                                                          -----               -----

Interest expense:
  Interest on deposits                                                      388                 583
  Interest on FHLB advances                                                  41                  41
  Interest on repurchase agreements                                          28                  21
                                                                             --                  --
   Total interest expense                                                   457                 645
                                                                            ---                 ---

    Net interest income                                                     976                 861

Provision for loan losses                                                    15                  15
                                                                             --                  --

    Net interest income after provision                                     961                 846
                                                                            ---                 ---

Non-interest income:
  Charges and fees on deposit accounts                                      162                 113
  Charges and other fees on loans                                            32                  10
  Gain on sale of loans                                                      94                   6
  Other non-interest income                                                  69                 147
                                                                             --                 ---
   Total other income                                                       357                 276
                                                                            ---                 ---

Non-interest expense:
  Compensation and employee benefits                                        423                 442
  Occupancy and equipment                                                   114                 120
  Foreclosed property expense                                                 4                  10
  Data Processing                                                            33                  33
  Audit, legal and other professional                                        30                  47
  Federal deposit insurance premium                                           3                   3
  Advertising                                                                18                  15
  Telephone and postage                                                      25                  27
  Loss on sale of foreclosed assets                                           7                   1
  Other                                                                     122                  98
                                                                            ---                  --
   Total other expenses                                                     779                 796
                                                                            ---                 ---

    Income before income tax                                                539                 326

Provision for income taxes                                                  202                  86
                                                                            ---                  --

   Net Income                                                              $337                $240
                                                                           ====                ====

Earnings Per Share-Basic                                                  $0.68               $0.49
Earnings Per Share-Diluted                                                $0.67               $0.49

The accompanying notes are an integral part of these consolidated financial statements.

                                                       4


                                             FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                             For The Quarters Ended June 30, 2003 and 2002
                                                            (Unaudited)


                                                                                     Unallocated   Accumulated
                                                                                        ESOP          Other
                                Common       Paid-in      Retained     Treasury          and       Comprehensive
                                 Stock       Capital      Earnings       Stock           RRP           Income      Total
                                -------------------------------------------------------------------------------------------
                                                                      ($1,000's)
Balance at March 31, 2003           $9       $8,397        $6,776       $(4,857)         $(348)          $394     $10,371
Net Income                                                    337                                                     337

Other Comprehensive Income
  Unrealized gain (loss) on
    securities                                                                                                         24
  Related tax effects                                                                                                  (9)
  Total other comprehensive
    income                                                                                                 15          15
  Total comprehensive income                                                                                         $352

Options exercised                               (30)                          1                                       (29)
Allocation of ESOP shares                        16                                         16                         32
Dividends paid                                              (207)                                                    (207)
                                -------------------------------------------------------------------------------------------
Balance at June 30, 2003            $9       $8,383        $6,906       $(4,856)         $(332)          $409     $10,519
                                    ==       ======        ======       =======          =====           ====     =======

The accompanying notes are an integral part of these consolidated financial statements.

                                                                                     Unallocated   Accumulated
                                                                                        ESOP          Other
                                Common       Paid-in      Retained     Treasury          and       Comprehensive
                                 Stock       Capital      Earnings       Stock           RRP           Income      Total
                                -------------------------------------------------------------------------------------------
                                                                      ($1,000's)
Balance at March 31, 2002           $9       $8,367        $5,956       $(4,724)         $(540)         $(68)      $9,000
Net Income                                                    240                                                     240

Other Comprehensive Income
  Unrealized gain (loss) on
    securities                                                                                                        437
  Related tax effects                                                                                                (164)
  Total other comprehensive
    income                                                                                               273          273
  Total comprehensive income                                                                                         $513

Allocation of ESOP shares                         6                                         18                         24
Treasury Stock at cost
   (7,218 shares)                                                          (101)                                     (101)
Dividends paid                                               (178)                                                   (178)
                                -------------------------------------------------------------------------------------------
Balance at June 30, 2002            $9       $8,373        $6,018       $(4,825)         $(522)          $205      $9,258
                                    ==       ======        ======       =======          =====           ====     =======


The accompanying notes are an integral part of these consolidated financial statements.

                                 FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            For the Quarters Ended June 30, 2003 and June 30, 2002
                                                  (Unaudited)

                                                                                            June 30,
                                                                                            --------
                                                                                  2003                   2002
                                                                                  ----                   ----
                                                                                           ($1,000's)
Cash flows from operating activities:
  Net income                                                                       $337                  $240
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities
    Provision for depreciation                                                       57                    68
    Provision for loan losses                                                        15                    15
    Net amortization and accretion on investments                                    49                    32
    ESOP shares allocated                                                            32                    24
    Decrease in accrued interest receivable                                          11                    32
    (Increase) in Bank Owned Life Insurance                                        (14)                    (1)
    Decrease (increase) in other assets                                              23                  (137)
    (Decrease)  in accrued interest payable                                         (8)                    (8)
    Increase in accrued income taxes                                                150                    80
    (Decrease) increase in accrued expenses                                        (52)                    29
    FHLB stock dividends                                                            (9)                    (7)
    Gain on sale of loans                                                          (94)                    (6)
    Loss on sale of foreclosed assets                                                 7                     1
                                                                                      -                     -
        Net cash provided by operating activities                                   504                   362
                                                                                    ---                   ---

  Cash flows from investing activities:
    Proceeds from maturities of securities held to maturity                           0                    20
    Proceeds from maturities of securities available for sale                        32                   500
    Purchase of securities available for sale                                     (242)                (1,609)
    Purchase of mortgage-backed securities available for sale                   (6,667)                (1,005)
    Federal Reserve Bank Stock purchased                                           (11)                     0
    Bankers' Bancorp, Inc. Stock purchased                                            0                   (36)
    Repayment of principal on mortgage-backed securities                          2,634                 1,121
    (Increase) in loans receivable                                              (7,367)                (4,406)
    Purchase of loans or participations                                           (537)                     0
    Proceeds from sale or participation of originated loans                       5,250                   818
    Proceeds from sale of foreclosed assets                                           4                    58
    Purchase of premises and equipment                                             (97)                     0
                                                                                   ---                      -
      Net cash used in investing activities                                     (7,001)                (4,539)
                                                                                ------                 ------



                          FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                              CONSOLDIATED STATEMENT OF CASH FLOWS
                          For The Quarters Ended June 30, 2003 and 2002
                                           (Unaudited)

                                                                                      June 30,
                                                                                      --------
                                                                               2003              2002
                                                                               ----              ----
                                                                                     ($1,000's)
Cash flows from financing activities:
   Net increase in deposits                                                     $715             $152
   (Decrease) increase in repurchase agreements                                (117)               75
   Advances from Federal Home Loan Bank                                            0                0
   Repayment of FHLB advances                                                      0                0
   Increase in advances from borrowers
      for taxes and insurance                                                     36               29
   Dividends paid                                                              (207)             (178)
   Options exercised                                                            (29)                0
   Purchase of treasury stock                                                      0             (101)
                                                                                   -             ----
      Net cash provided by (used in) provided by financing activities            398              (23)
                                                                                 ---              ---

(Decrease) in cash and cash equivalents                                      (6,099)           (4,200)

Cash and cash equivalents at beginning of period                              13,021           13,129
                                                                              ------           ------

Cash and cash equivalents at end of period                                    $6,922           $8,929
                                                                              ======           ======

Supplemental Disclosures:
 Additional Cash Flows Information:
   Cash paid for:
     Interest on deposits, advances and
       repurchase agreements                                                    $465             $652
     Income taxes:
      Federal                                                                      0                0
      State                                                                       52                6

Non-Cash Investing Activities
     Loans transferred to foreclosed real estate                                   0                0
     Foreclosed real estate refinanced as loans                                   43               38


Non-Cash Financing Activities:
     Options exercised                                                             1                0


The accompanying notes are an integral part of these consolidated financial statements.

                                                 7

               FIRST ROBINSON FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation
    ---------------------

The consolidated financial statements include the accounts of First Robinson Financial Corporation (the Company) and its wholly owned subsidiary, First Robinson Savings Bank, National Association (the Bank). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report dated April 18, 2003. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company at June 30, 2003 and the results of its operations and cash flows for the three months ended June 30, 2003 and 2002. The results of operations for those months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

3.  Earnings Per Share
    ------------------

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which requires entities with complex capital structures to present both basic earnings per share ("EPS") and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities of other contracts to issue common stock (such as stock options) were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period, plus common-equivalent shares computed using the treasury stock method. The Company's weighted average common shares outstanding were 496,240 and 492,380 for the quarters ending June 30, 2003 and 2002 for the basic earnings per share calculation. The Company approved a stock option plan during the quarter ended September 30, 1998. This plan had a dilutive effect on the earnings per share since current stock price was more than option price for the quarter ended June 30, 2003. The weighted average common shares outstanding for the calculation of the diluted earnings per share were 503,106 and 492,380 for June 30, 2003 and 2002 respectively.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Employee Stock Ownership Plan
    -----------------------------

In connection with the conversion to the stock form of ownership, the Board of Directors established an employee stock ownership plan (ESOP) for the exclusive benefit of participating employees. Employees age 21 or older who have completed one year of service are eligible to participate. Upon the issuance of the common stock, the ESOP acquired 68,770 shares of $0.01 par value common stock at the subscription price of $10.00 per share. The Bank makes contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. As the debt is repaid, shares are released from collateral and allocated to active employees. The Bank accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. As shares are released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share calculations. Dividends on allocated shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt or accrued interest. ESOP compensation expense for the three months ended June 30, 2003 and 2002 were $33,000 and $24,000 respectively.

The ESOP shares at June 30, 2003 and 2002 were as follows:

                                                          2003           2002
                                                          ----           ----
       Allocated shares                                  44,901         38,023
       Shares released for allocation                     3,257          3,439
       Unallocated shares                                20,612         27,308
                                                         ------         ------

       Total ESOP shares                                 68,770         68,770

       Fair value of unallocated shares                $427,699       $382,312

5.  Comprehensive Income
    --------------------

The Company has adopted FASB Statement No. 130, Reporting Comprehensive Income. The statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes net income and other comprehensive income, which for the Company includes unrealized gains and losses on securities available for sale. Comprehensive income, unaudited, for the three month period ended June 30, 2003 and 2002 are as follows:

                                                     Three Month Period
                                                     ------------------
                                                   2003               2002
                                                   ----               ----
                                                         ($1,000's)
                                                         ----------

Net Income                                         $337               $240
                                                   ----               ----
Other Comprehensive Income
Unrealized gains (losses) on securities              24                437
Related tax effects                                  (9)              (164)
                                                     --               ----
Other Comprehensive Income (Losses)                  15                273
                                                     --                ---
Comprehensive Income                               $352               $513
                                                   ====               ====

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Current Accounting Developments
    -------------------------------

In January 2003, The Financial Accounting Standards Board (FASB) issued Interpretpretation No. 46 ("FIN 46), "Consolidated Variable Interest Entities." The objective of this Interpretation is to provide guidance on how to identify a variable interest entity and determine when the assets, liabilities, non-controlling interests, and results of operations of a variable interest in an entity need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interst in the variable entity is such that the company will absorb a majority of the variable interest entity's losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation are effective upon issuance. The Company does not have variable interest entities.

SFAS 148, Accounting for Stock Based Compensation, was issued in December 2002. SFAS amends 123 to provide alternate methods of a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interm financial statements about the method used on reported results. The provisions of the statement are effective for annual financial statements for fiscal years ending after December 15, 2002. The adoption of this statement will result in more prominent disclosure of the Company's stock option plan.

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities." This statement clarifies the definition of a derivative and incorporates certain decisions made by the Board as part of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified, and for hedging relationships designated after June 30, 2003 and should be applied prospectively. Adoption of this standard is not expected to have a significant impact on the Company's financial condition or results of operations.

7.  Stock Option Plan
    -----------------

FASB Statement No. 123, Accounting for Stock-Based Compensation, establishes a fair value based method for financial accounting and reporting for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from nonemployees. However, the standard allows compensation to continue to be measured by using the intrinsic value based method of accounting prescribed by APB No. 25, Accounting for Stock Issued to Employees, but requires expanded disclosures. The Company has elected to apply this intrisic value based method of accounting for stock options issued to employees. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company stock at the date of grant over the amount an employee must pay to acquire the stock.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Stock Option Plan
    -----------------

Had compensation cost for the Plan been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123), the approximate reported income and earnings per common share would have been decreased to the pro forma amounts shown below:

                                                      Three Month Period
                                                      ------------------

                                                           June 30
                                                           -------

                                                     2003             2002
                                                     ----             ----
                                                          ($1,000's)

Net income, as reported                              $337             $240

Deduct:  Total stock-based
    employee compensation expense
    determined under fair value
    based method for all awards,
    net of related tax effects                         (1)             (12)
                                                       --              ---

    Pro forma net income                             $336             $228
                                                     ====             ====

Earnings per common share - basic:
    As reported                                     $0.68            $0.49

    Pro forma                                       $0.68            $0.46

Earnings per common share - diluted:
    As reported                                     $0.67            $0.49

    Pro forma                                       $0.67            $0.46

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

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations

BUSINESS STRATEGY

     We are a community-oriented, locally owned financial institution offering community-banking services to residents and businesses of Crawford County, Illinois, our primary market area. We offer all types of loans to our community but emphasize real estate mortgages. We offer fixed rate mortgage products through the Federal Home Loan Bank of Chicago and USDA Rural Development. These programs continue to grow and have provided additional non-interest income to our Bank. When long-term mortgage rates start to increase, management expects growth in these programs to slow. In spite of low interest rates, deposits have remained stable, as we continue to emphasize low or non-interest bearing accounts as part of our strategy to lower our overall cost of funds. We also provide bill paying and cash management services through our Internet banking product. PrimeVest Financial Services provides investment brokerage services to our customers and provides an excellent source of additional non-interest income. We maintain a strong presence in the community and are the only independent community bank in Robinson, Palestine and Oblong, Illinois.

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

     The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at June 30, 2003.


                                                     Loans Delinquent For:
                  --------------------------------------------------------------------------------------------
                         60-89 Days(1)               90 Days and Over(1)                 Nonaccrual
                  ------------------------------ ----------------------------- -------------------------------
                                       Percent                       Percent                        Percent
                                       of Loan                       of Loan                        of Loan
                   Number    Amount    Category   Number    Amount   Category   Number     Amount   Category
                  -------   --------  ---------- --------  -------- ---------- --------  --------- -----------
                                                      (Dollars in thousands)
Real Estate:
   One- to
   four-family..        1         $4     0.01%       ---      $---      ---          8      $284      0.85%
   Commercial
   and
   agricultural
    real estate       ---        ---      ---        ---       ---      ---          1       139      0.95%
 Consumer.......        3         14     0.26%       ---       ---      ---        ---       ---       ---
 Commercial
  business and
  agricultural
  finance.......      ---        ---      ---        ---       ---      ---        ---       ---       ---
                      ---        ---     ----        ---       ---     ----        ---      ----      ----

     Total......        4        $18     0.03%         0        $0     0.00%         9      $423      0.62%
                        =        ===     ====          =        ==     ====          =      ====      ====


                  ------------------------------
                       Total Delinquent Loans
                  ------------------------------
                                       Percent
                                       of Loan
                   Number    Amount    Category
                  -------   --------  ----------
Real Estate:
   One- to
   four-family..        9       $288     0.86%
   Commercial
   and
   agricultural
    real estate         1        139     0.95%
 Consumer.......        3         14     0.26%
Commercial
  business and
  agricultural
  finance.......      ---        ---      ---
                      ---       ----     ----

     Total......       13       $441     0.65%
                       ==       ====     ====
--------------------------------------------------------------------------------------------------------------
(1)  Loans are still accruing.

                                       13

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

                                                       June 30,   March  31,  June 30,
                                                      --------------------------------
                                                         2003       2003       2002
                                                      ---------- ----------- ---------
           Non-accruing loans:
             One- to four-family................           $284        $121       ---
             Commercial and agricultural
                real estate.....................            139         140        93
             Consumer...........................            ---           7         2
             Commercial business and                        ---          10        50
                agricultural finance............
                                                      ---------- ----------- ---------
                  Total.........................            423         278       145
                                                      ---------- ----------- ---------
           Accruing loans delinquent more
             than 90 days:
             One- to four-family................            ---         ---       ---
             Commercial and agricultural
                real estate.....................            ---         ---       ---
             Consumer...........................            ---         ---       ---
             Commercial business and
                agricultural finance............            ---         ---       ---
                                                      ---------- ----------- ---------
                  Total.........................            ---         ---       ---
                                                      ---------- ----------- ---------

           Foreclosed assets:
             One- to four-family................              6          54       ---
             Commercial and agricultural
                real estate.....................             25          27       ---
             Consumer...........................            ---         ---       ---
                                                      ---------- ----------- ---------
                  Total.........................             31          81       ---
                                                      ---------- ----------- ---------

           Total non-performing assets..........           $454        $359      $145
                                                      ========== =========== =========
           Total as a percentage of total
             assets.............................           0.44%       0.35%     0.15%
                                                      ========== =========== =========

     Gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $7,000 for the three months ended June 30, 2003 and $4,000 for the three months ended June 30, 2002.

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

     In connection with the filing of its periodic reports with the OCC and in accordance with its classification of assets policy, the Bank regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at June 30, 2003, the Bank had classified a total of $401,000 of its assets as substandard and $283,000 as doubtful or loss. At June 30, 2003, total classified assets comprised $684,000, or 6.7% of the Bank's capital, and 0.66% of the Bank's total assets.

     OTHER LOANS OF CONCERN. As of June 30, 2003, there were $2.0 million in loans identified, but not classified, by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the business have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

     Real estate properties acquired through foreclosure are recorded at net realizable value, estimated to be 80% of fair market value. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At June 30, 2003, the Bank had $31,000 in real estate properties acquired through foreclosure. The properties were sold in July 2003 with a gain of approximately $14,000.

     Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At June 30, 2003, the Bank had a total allowance for loan losses of $643,000, representing 0.96% of the Bank's loans, net. At March 31, 2003, the Bank's total allowance for loan losses to the Bank's loans, net was also at 0.96%.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations

     The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

                             ----------------------------------------- -------------------------------------------
                                             June 30,                                   March 31,
                                               2003                                        2003
                             ----------------------------------------- -------------------------------------------
                                                          Percent of                                 Percent of
                                                           Loans in                                   Loans in
                               Amount of       Loan          Each         Amount of       Loan          Each
                               Loan Loss    Amounts by    Category to     Loan Loss    Amounts by    Category to
                               Allowance     Category     Total Loans     Allowance     Category     Total Loans
                             ------------- ------------ -------------- ------------- ------------- ---------------
                                                             (Dollars in thousands)
One- to four-family....            $139       $33,349         49.07%          $104        $34,079        52.35%
Multi-family...........             ---           685           1.01           ---            699          1.07
Commercial and
   agricultural real estate         292        14,642          21.54           282         14,414         22.14
Construction or
   development.........             ---         1,515           2.23           ---          1,201          1.85
Consumer...............              14         5,348           7.87            19          5,216          8.01
State and Municipal
  Governments                       ---         2,147           3.16           ---            759          1.17
Commercial business
  and agricultural
  finance..............             198        10,275          15.12           214          8,728         13.41
                                    ---        ------          -----           ---          -----         -----
     Total.............            $643       $67,961        100.00%         $ 619        $65,096       100.00%
                                   ====       =======        ======          =====        =======       ======


     The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                                 Three Months Ended
                                                                      June 30,
                                                              ------------------------
                                                                 2003          2002
                                                              -----------   ----------
                                                               (Dollars in thousands)
         Balance at beginning of period...................         $619        $534

         Charge-offs:
           One- to four-family............................          ---           6
           Consumer.......................................            1          17
           Commercial business and agricultural finance...          ---          20
                                                                    ---          --
                                                                      1          43
                                                                      -          --

         Recoveries:
           One- to four-family............................          ---           4
           Consumer.......................................            5           4
           Commercial business and agricultural finance...            5          81
                                                                      -          --
                                                                     10          89

         Net charge-offs..................................           (9)        (46)
         Additions charged to operations..................           15          15
                                                                     --          --
         Balance at end of period.........................         $643        $595
                                                                   ----        ----

         Ratio of net charge-offs during the period to
          average loans outstanding during the period.....        (0.01)%     (0.07)%
                                                                  =====       =====

         Ratio of net charge-offs during the period to
          average non-performing assets...................        (2.08)%    (21.20)%
                                                                  =====      ======

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations

FINANCIAL CONDITION

COMPARISON AT JUNE 30, 2003 AND MARCH 31, 2003

     Our total assets increased by approximately $882,000, or 0.9%, to $104.2 million at June 30, 2003 from $103.3 million at March 31, 2003. This increase in total assets was primarily from increases in securities available for sale and loans. Securities available for sale increased by $4.2 million, or 19.9%, to $25.5 million as of June 30, 2003 from $21.3 million at March 31, 2003. Loans, net of allowance for loan losses, increased by $2.8 million, or 4.3%, to $67.0 million as of June 30, 2003 from $64.3 million at March 31, 2003. Premises and equipment increased by $40,000, or 1.5%, and Bank owned life insurance increased by $14,000, or 1.2%, for the June 30, 2003 quarter as compared to March 31, 2003. These increases were offset primarily by significant decreases in cash and cash equivalents and foreclosed assets along with minor decreases in accrued interest receivable and other assets. Total cash and cash equivalents decreased by $6.1 million, or 46.8%, from $13.0 million at March 31, 2003 to $6.9 million as of June 30, 2003. Foreclosed assets decreased by $50,000, or 61.7%, from $81,000 at March 31, 2003 to $31,000 as of June 30, 2003. Accrued interest receivable decreased by $11,000, or 1.8%, from $602,000 at March 31, 2003 to $591,000 as of June 30, 2003. Other assets decreased by $23,000, or 8.1%, to $260,000 at June 30, 2003 from $283,000 at March 31, 2003.

     Liabilities increased approximately $734,000, or 0.8%, to $93.6 million at June 30, 2003 from $92.9 million at March 31, 2003. The primary reason for the increase in our liabilities was the increase in non-interest bearing deposits. Total deposits increased by $715,000, or 0.9%, from $82.7 million as of March 31, 2003 to $83.5 million as of June 30, 2003. Of that increase, non-interest bearing deposits increased by $1.2 million, or 14.9%, from $8.0 million at March 31, 2003 to $9.2 million as of June 30, 2003 while interest bearing deposits declined by $477,000, or 0.6%, to $74.3 million as of June 30, 2003 from $74.8 million at March 31, 2003. Advances from borrowers for taxes and insurance increased $36,000, or 36.7%, accrued income taxes increased from $10,000 as of March 31, 2003 to $160,000 at June 30, 2003 an increase of $150,000 and deferred income taxes increased $10,000, or 4.8%. These increases were offset by a $117,000, or 1.8%, decrease in repurchase agreements, an $8,000, or 5.4%, decrease in accrued interest payable and a $52,000, or 19.2%, decrease in accrued expenses.

     Stockholders' equity increased $148,000, or 1.4%, to $10.5 million as of June 30, 2003 from $10.4 million on March 31, 2003. A $0.40 per share dividend paid on June 16, 2003 to stockholders of record as of June 2, 2003 amounted to a total of $207,000 being paid from retained earnings. The overall increase in retained earnings was $130,000 due to the addition of $337,000 in quarterly earnings. Accumulated other comprehensive income increased by $15,000, or 3.8%, to $409,000 at June 30, 2003. Other increases were a $1,000 decrease in treasury stock and a $16,000, or 4.6%, increase in allocation of ESOP shares. A $14,000, or 0.2%, decrease in additional paid-in capital offset these increases.

RESULTS OF OPERATION

COMPARISON OF THE QUARTERS ENDED JUNE 30, 2003 AND 2002

PERFORMANCE SUMMARY

     Our net earnings were $337,000 for the first quarter of the 2004 fiscal year while earnings for the same period in the prior year were $240,000. The $97,000, or 40.4% increase in net income was primarily the result of an increase of $115,000, or 13.6%, in net interest income after provision, an increase of $81,000, or 29.3%, in non-interest income and a decrease of $17,000, or 2.1%, in non-interest expenses, offset by an increase of $116,000, or 134.9%, in provision for income taxes.

NET INTEREST INCOME

     Net interest income increased by $115,000, or 13.4%, to $976,000 during the three months ended June 30, 2003, as compared to $861,000 during the same period in the prior year. Interest income decreased by $73,000, or 4.8%, to $1.4 million for the quarter ended June 30, 2003 down from $1.5 million for the same period last year. However, management has continued to lower interest

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                Management Discussion and Analysis of Financial
                      Condition and Results of Operations

rates on deposits to more than offset the decline in interest income. We have made a conscious effort to move deposit funds into savings and checking accounts, which are traditionally lower cost than certificates of deposit. Management has continued to avoid aggressively bidding on jumbo certificates of deposit. As a result, interest expense for the June 30, 2003 quarter decreased by $188,000, or 29.1%, to $457,000 as compared to $645,000 for the same three months ending June 30, 2002.

NON-INTEREST INCOME

     Total non-interest income increased by $81,000, or 29.3%, to $357,000 during the three months ended June 30, 2003, as compared to $276,000 during the same period in the prior year. The increase in total non-interest income was from an increase of $49,000, or 43.4%, in charges and fees on deposit accounts, an increase of $22,000, or 220.0%, in charges and other fees on loans and an increase of $88,000, or 1466.7%, in gain on sale of loans. These increases were offset by a decrease in other non-interest income of $78,000, or 53.1%. The 43.4% increase in charges and fees on deposit accounts was primarily the result of the implementation of a bounce protection program on our checking accounts. The increase in charges and other fees on loans and the increase in gain on sale of loans were the results of increased activity in the rewriting of real estate mortgage loans. The Bank sells real estate loans on a per loan basis and retains the servicing, for which we receive income, in connection with the Mortgage Partnership Finance ("MPF") program of the Federal Home Loan Bank of Chicago. If rates rise, it is anticipated that the number of loans being written in the program will decrease which will in turn decrease our non-interest income. The significant decrease in other non-interest income resulted from a $97,000 one-time payment from the proceeds of a life insurance policy owned by the Bank on a commercial loan customer during the quarter ended June 30, 2002.

NON-INTEREST EXPENSE

     Total non-interest expense decreased by $17,000, or 2.1%, to $779,000 during the three months ended June 30, 2003, as compared to $796,000 during the same period in the prior year. This decrease was due primarily from a decrease of $19,000, or 4.3%, in compensation and employee benefits, a decrease of $6,000, or 5.0%, in occupancy and equipment expense, a decrease of $6,000, or 60.0%, in foreclosed property expense, a decrease of $17,000, or 36.2%, in audit, legal and other professional expenses and a decrease of $2,000, or 7.4%, in telephone and postage expense. These decreases were offset by a $3,000, or 20.0%, increase in advertising expense, a $6,000, or 600.0%, increase in loss on sale of foreclosed assets and a $24,000, or 24.5%, increase in other expenses. The recognition and retention program concluded in July 2002, which resulted in the reduction of compensation and employee benefits for the quarter ended June 30, 2003. Legal fees decreased due the completion of collection efforts on a large agricultural credit. The decrease in occupancy and equipment expense was primarily the result of a reduction in depreciation expense. The increase in loss on sale of foreclosed assets was the result of losses incurred on the sales of three foreclosed properties, however as a result of those sales foreclosed property expenses decreased by $6,000. The increase in other expenses was primarily the result of expenses associated with loan closings.

PROVISION FOR LOAN LOSSES

     During the three months ended June 30, 2003, we recorded provision for loan losses of $15,000 as compared to the same amount for the June 30, 2002 quarter. We recorded such provisions to adjust our allowance for loan losses to a level deemed appropriate based on an assessment of the volume of lending presently being conducted by the bank, industry standards, past due loans, economic conditions in our market area generally and other factors related to the collectiblity of the loan portfolio. Our non-performing assets as a percentage of total assets was 0.44% at June 30, 2003 as compared to 0.15% at June 30, 2002.

PROVISION FOR INCOME TAXES

     The Company recognized a provision for federal and state income taxes of $202,000 for the three months ended June 30, 2003 as compared to a provision for income taxes of $86,000 for the same period in the prior year. The effective tax rate during the three months ended June 30, 2003 was 37.5% as compared to 26.4% during the quarter ended June 30, 2002. The tax rate for the quarter ended June 30, 2002 was lower than normal because of income from the $97,000 one-time proceeds of a life insurance policy.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

     Our principal sources of funds are deposits and principal and interest payments collected on loans, investments and related securities. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition. Additionally, we may borrow funds from the FHLB of Chicago, our correspondent bank, Independent Bankers Bank located in Springfield, Illinois and the Discount Window of the Federal Reserve of St. Louis or utilize other borrowings of funds based on need, comparative costs and availability at the time.

     At June 30, 2003 we had $3.0 million in advances from the FHLB of Chicago outstanding with no change from the amount of advances as of March 31, 2003. We use our liquidity resources principally to meet outstanding commitments on loans, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. We anticipate no foreseeable problems in meeting current loan commitments. At June 30, 2003, we had outstanding commitments to extend credit, which amounted to $7.4 million (including $4.3 million, in available revolving commercial and agricultural lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet any foreseeable liquidity needs.

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

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations

REGULATORY CAPITAL

     At June 30, 2003, the Bank was in compliance with all of the aforementioned capital requirements as summarized below:

                                                                                             June 30, 2003
                                                                                             -------------
                                                                                                (1,000's)
                                                                                                ---------
Tier I Capital:
         Common stockholders' equity                                                             $10,197
         Unrealized loss (gain) on securities available for sale                                    (410)
         Less disallowed intangible assets                                                           (17)

           Total Tier I capital                                                                    9,770

Tier II Capital:
         Total Tier I capital                                                                      9,770
         Qualifying allowance for loan losses                                                        643

           Total risk-based capital                                                               10,413

Risk-weighted assets                                                                              62,474
Quarter average assets                                                                           107,247


                                                                                             To be Well Capitalized
                                                                                                Under the Prompt
                                                                         For Capital            Corrective Action
                                                Actual                Adequacy Purposes            Provisions
                                                ------                -----------------            ----------
                                         Amount         Ratio       Amount          Ratio      Amount          Ratio
                                         ------         -----       ------          -----      ------          -----
As of June 30, 2003:
      Total Risk-Based Capital
       (to Risk-Weighted Assets)        $10,413        16.67%       $4,998          8.00%       $6,247        10.00%
    Tier I Capital
      (to Risk-Weighted Assets)           9,770        15.64%        2,499          4.00%        3,748         6.00%
    Tier I Capital
      (to Average Assets)                 9,770         9.11%        4,290          4.00%        5,362         5.00%

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

Item 3.
                             CONTROLS AND PROCEDURES

     With the participation and under the supervision of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by the report, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) and, based on their evaluation, have concluded that the disclosure controls and procedures are effective.

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

Item 3.        Defaults Upon Senior Executives
               -------------------------------
                 None.

Item 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------
                 None

Item 5.        Other Information
               -----------------
                 None

Item 6.        Exhibits and Reports on Form 8-K
               --------------------------------

               a)   Exhibits

                    1.   Exhibit 11: Statement Regarding Computation of
                         Earnings*

                    2.   Exhibit 31: Section 302 Certifications*

                    3.   Exhibit 32: Section 906 Certification**

               *Filed herewith

               **Furnshed herewith

               b)   Reports on Forms 8-K:

               A report of Form 8-K was furnished May 6, 2003 announcing year-end earnings as of March 31, 2003 and the declaration of a cash dividend to First Robinson Financial Corporation shareholders of record as of June 10, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FIRST ROBINSON FINANCIAL
                                    CORPORATION



Date: August 13, 2003               /s/ Rick L. Catt
                                    ----------------
                                    Rick L. Catt
                                    President and Chief Executive Officer

Date: August 13, 2003               /s/ Jamie E. McReynolds
                                    -----------------------
                                    Jamie E. McReynolds
                                    Chief Financial Officer and Vice President

                                  EXHIBIT INDEX



Exhibit No.

11*    Statement regarding computation of earnings

31.1* Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2* Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32** Certifications of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002




 *  Filed herewith

**  Furnished herewith