Form 10QSB
period 2003-09-30
FIRST ROBINSON FINANCIAL CORP
filed 2003-11-13
CIK 1035991

SECURITY AND EXCHANGE COMMSSION

                              WASHNGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2003
                                               ------------------



                         Commission File Number: 0-29276
                                                 -------

                      FIRST ROBINSON FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


            DELAWARE                                           36-4145294
---------------------------------                      -------------------------
  (State or other jurisdiction                         I.R.S. Employer ID Number
of incorporation or organization)


501 EAST MAIN STREET, ROBINSON, ILLINOIS  62454
----------------------------------------------------
(Address of principal executive offices)  (Zip Code)


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

                            YES  X           NO
                                ---             ---

As of November 12, 2003, the Registrant had 517,686 shares of Common Stock, par value $0.01, issued and outstanding.




Transitional Small Business Disclosure Format (check one):

                            YES              NO  X
                                ---             ---

                      FIRST ROBINSON FINANCIAL CORPORATION
                              Index to Form 10-QSB

PART I.  FINANCIAL INFORMATION                                              PAGE

         Item 1. Financial Statements

                 Consolidated Balance Sheet as of September 30, 2003
                   And March 31, 2003                                         3

                 Consolidated Statements of Income for the Three Month
                   and Six Month Periods Ended September 30, 2003 and
                   September 30, 2002                                         4

                 Consolidated Statements of Stockholders' Equity for the
                   Three Month and Six Month Periods Ended September 30,
                   2003 and September 30, 2002                                5

                 Consolidated Statements of Cash Flows for the Three
                   Month and Six Month Periods Ended September 30,
                   2003 and September 30, 2002                                6

                 Notes to Consolidated Financial Statements                   8

         Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations             12

         Item 3. Controls and Procedures                                     22


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                           23

         Item 2. Changes in Securities                                       23

         Item 3. Defaults Upon Senior Securities                             23

         Item 4. Submission of Matters to a Vote of Security Holders         23

         Item 5. Other Information                                           23

         Item 6. Exhibits and Reports on Form 8-K                            23


                 SIGNATURES                                                  24

Item: 1

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION


                                                                            Unaudited       Audited
                                                                             9/30/03        3/31/03
                                                                            ---------      ---------
                                     ASSETS                                        ($1,000's)

Cash and Cash Equivalents:
  Cash and due from banks                                                   $   1,265      $   1,235
  Interest bearing deposits in banks                                            2,257         11,786
                                                                            ---------      ---------
      Total Cash and Cash Equivalents                                           3,522         13,021

Securities available for sale, amortized cost of $24,317 and $20,660 at
  September 30, 2003 and March 31, 2003 respectively                           24,639         21,291
Loans, net of allowance for loan losses of $676,000 and $619,000 at
  September 30, 2003 and March 31, 2003, respectively                          66,574         64,268
Foreclosed assets, net                                                              0             81
Premises and equipment, net                                                     2,739          2,589
Accrued interest receivable                                                       694            602
Bank owned life insurance                                                       1,168          1,143
Other assets                                                                      339            283
                                                                            ---------      ---------

      Total Assets                                                          $  99,675      $ 103,278
                                                                            =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
  Non-interest-bearing                                                      $   6,898      $   7,984
  Interest-bearing                                                             74,217         74,758
                                                                            ---------      ---------
      Total Deposits                                                           81,115         82,742

Advances from Federal Home Loan Bank                                            4,900          3,000
Repurchase agreements                                                           2,582          6,430
Advances from Borrowers for taxes and insurance                                    51             98
Accrued interest payable                                                          126            149
Accrued income taxes                                                               11             10
Deferred income taxes                                                              94            207
Accrued expenses                                                                  152            271
                                                                            ---------      ---------
      Total Liabilities                                                        89,031         92,907
                                                                            ---------      ---------

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.01 par value; authorized 500,000 shares,
  No shares issued and outstanding
Common stock, $ .01 par value; authorized 2,000,000 shares
  859,625 shares issued and outstanding                                             9              9
Additional paid-in capital                                                      8,394          8,397
Retained earnings                                                               7,212          6,776
Treasury stock, at cost (334,708 shares 9/30/03; 334,750
  shares 3/31/03)                                                              (4,856)        (4,857)
Accumulated other comprehensive income                                            201            394
Common stock acquired by ESOP/RRP                                                (316)          (348)
                                                                            ---------      ---------
      Total Stockholders' Equity                                               10,644         10,371
                                                                            ---------      ---------

      Total Liabilities and Stockholders' Equity                            $  99,675      $ 103,278
                                                                            =========      =========


The accompanying notes are an integral part of these consolidated financial statements.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF INCOME For the Three and Six Month Periods Ended September 30, 2003 and 2002


                                                            (Unaudited)
                                             Three Month Period      Six Month Period
                                             ------------------      ----------------
                                              2003        2002       2003       2002
                                             ------      ------     ------     ------
                                                            ($1,000's)

Interest and dividend income:
  Interest on loans, including fees          $1,143      $1,223     $2,297     $2,399
  Debt securities:
    Taxable                                     224         294        475        600
    Tax-exempt                                   17          16         32         31
  Dividends                                      12           8         25         17
                                             ------      ------     ------     ------
      Total interest income                   1,396       1,541      2,829      3,047
                                             ------      ------     ------     ------

Interest expense:
  Interest on deposits                          337         535        725      1,118
  Interest on FHLB advances                      42          41         83         82
  Interest on repurchase agreements              19          23         47         44
                                             ------      ------     ------     ------
    Total interest expense                      398         599        855      1,244
                                             ------      ------     ------     ------

      Net interest income                       998         942      1,974      1,803

Provision for loan losses                        30           8         45         23
                                             ------      ------     ------     ------

      Net interest income after provision       968         934      1,929      1,780
                                             ------      ------     ------     ------

Non-interest income:
  Charges and fees on deposit accounts          195         129        357        242
  Charges and other fees on loans                13          33         45         43
  Other non-interest income                      54          65        109        115
  Life insurance proceeds                        11           1         25         98
  Net gain on sale of loans                      44          26        138         32
  Net gain on sale of foreclosed assets          14           0          7          0
                                             ------      ------     ------     ------
    Total other income                          331         254        681        530
                                             ------      ------     ------     ------

Non-interest expense:
  Compensation and employee benefits            437         412        860        854
  Occupancy and equipment                       129         122        243        242
  Foreclosed property expense                     1           0          5         10
  Data Processing                                35          39         68         72
  Audit, legal and other professional            36          31         66         78
  SAIF deposit insurance                          4           4          7          7
  Advertising                                    22          26         40         41
  Telephone and postage                          27          29         52         56
  Loss on sale of foreclosed property             0           0          0          1
  Other                                         115          93        237        191
                                             ------      ------     ------     ------
    Total other expenses                        806         756      1,578      1,552
                                             ------      ------     ------     ------

      Income before income tax                  493         432      1,032        758

Provision for income taxes                      187         162        389        248
                                             ------      ------     ------     ------

   Net Income                                $  306      $  270     $  643     $  510
                                             ======      ======     ======     ======

Earnings Per Share-Basic                     $ 0.61      $ 0.55     $ 1.29     $ 1.04
Earnings Per Share-Diluted                   $ 0.60      $ 0.55     $ 1.24     $ 1.04


The accompanying notes are an integral part of these consolidated statements.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               For The Quarters Ended September 30, 2003 and 2002
                                   (Unaudited)


                                                                                     Unallocated    Accumulated
                                                                                         ESOP         Other
                                            Common   Paid-in   Retained   Treasury       and       Comprehensive
                                            Stock    Capital   Earnings    Stock         RRP          Income        Total
                                            ------   -------   --------   --------   -----------   -------------   -------
                                                                         ($1,000's)

Balance at March 31, 2003                   $    9   $ 8,397   $  6,776   $ (4,857)  $      (348)  $        394    $10,371
Net Income                                                          643                                                643

Other Comprehensive Income
  Unrealized gain (loss) on securities                                                                                (309)
  Related tax effects                                                                                                  116
                                                                                                                   -------
  Total other comprehensive income                                                                         (193)      (193)
                                                                                                                   -------
  Total comprehensive income                                                                                       $   450
                                                                                                                   =======

Options exercised                                        (38)                                                          (38)
Allocation of ESOP shares                                 35                                 32                         67
Treasury Stock at cost (42 shares)                                               1                                       1
Dividends paid                                                     (207)                                              (207)
                                            ------   -------   --------   --------   ----------    -------------   -------
Balance at Sept. 30, 2003                   $    9   $ 8,394   $  7,212   $ (4,856)  $     (316)   $         201   $10,644
                                            ======   =======   ========   ========   ==========    =============   =======



                                                                                     Unallocated    Accumulated
                                                                                         ESOP         Other
                                            Common   Paid-in   Retained   Treasury       and       Comprehensive
                                            Stock    Capital   Earnings    Stock         RRP          Income        Total
                                            ------   -------   --------   --------   -----------   -------------   -------
                                                                         ($1,000's)

Balance at March 31, 2002                   $    9   $ 8,367   $  5,956   $ (4,724)  $      (540)  $         (68)  $ 9,000
Net Income                                                          510                                                510

Other Comprehensive Income
  Unrealized gain (loss) on securities                                                                                 836
  Related tax effects                                                                                                 (314)
                                                                                                                   -------
Total other comprehensive income                                                                            522        522
                                                                                                                   -------
  Total comprehensive income                                                                                       $ 1,032
                                                                                                                   =======

Allocation of ESOP shares                                 13                                 35                         48
Allocation of RRP shares                                                                    124                        124
Treasury Stock at cost (9,428 shares)                                         (133)                                   (133)
Dividends paid                                                     (178)                                              (178)
                                            ------   -------   --------   --------   -----------   -------------   -------
Balance at Sept. 30, 2002                   $    9   $ 8,380   $  6,288   $ (4,857)  $     (381)   $        454    $ 9,893
                                            ======   =======   ========   ========   ==========    ============    =======


The accompanying notes are an integral part of these consolidated financial statements.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three
             and Six Month Periods Ended September 30, 2003 and 2002
                                   (Unaudited)


                                                                              Three Month Period               Six Month Period
                                                                           ------------------------        ------------------------
                                                                             2003            2002            2003            2002
                                                                           --------        --------        --------        --------
                                                                                                  ($1,000's)
Cash flows from operating activities:
  Net income                                                               $    306        $    270        $    643        $    510
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
     Provision for depreciation                                                  74              67             131             135
     Provision for loan losses                                                   30               8              45              23
     Net amortization and accretion on investments                               65              31             114              63
     ESOP shares allocated                                                       35              24              67              48
     RRP shares allocated                                                         0             124               0             124
     (Increase) in accrued interest receivable                                 (103)           (125)            (92)            (93)
     (Increase) in Bank Owned Life Insurance                                    (11)            (50)            (25)           (981)
     (Increase) in other assets                                                (102)           (841)            (79)            (48)
     (Decrease) in accrued interest payable                                     (15)            (20)            (23)            (28)
     (Decrease) increase in accrued income tax                                 (149)            (13)              1              67
     (Decrease) in accrued expenses                                             (67)           (218)           (119)           (189)
     Decrease (increase) in deferred taxes                                        2             (23)              2             (23)
     FHLB Stock dividends                                                        (9)             (7)            (18)            (14)
     Gain on sale of loans                                                      (44)            (26)           (138)            (32)
     Net (gain) loss on sale of foreclosed assets                               (14)              0              (7)              1
                                                                           --------        --------        --------        --------

       Net cash (used in) provided by operating activities                       (2)           (799)            502            (437)
                                                                           --------        --------        --------        --------


Cash flows from investing activities:
  Proceeds from maturities of securities held to matuurity                        0               0               0              20
  Proceeds from maturities of securities available for sale                       0               0              32             500
  Purchase of securities available for sale                                       0               0            (242)         (1,609)
  Purchase of mortgage-backed securities
    available for sale                                                       (2,792)         (2,029)         (9,459)         (3,034)
  Federal Reserve Bank Stock purchased                                            0               0             (11)              0
  Bankers' Bancorp Stock purchased                                                0               0               0             (36)
  Repayment of principal-mortgage-backed securities                           3,293           1,243           5,927           2,364
  (Increase) in loans receivable                                             (4,282)         (4,027)        (11,649)         (8,433)
  Purchased loans or participations                                               0               0            (537)              0
  Proceeds from sale or participation of originated loans                     4,822           3,027          10,072           3,845
  Proceeds from sale of foreclosed assets                                         9               0              13              58
  Purchase of premises and equipment                                           (184)             (9)           (281)             (9)
                                                                           --------        --------        --------        --------
    Net cash provided by (used in) investing activities                         866          (1,795)         (6,135)         (6,334)
                                                                           --------        --------        --------        --------


The accompanying notes are an integral part of these consolidated financial statements.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
               CONSOLDIATED STATEMENT OF CASH FLOWS For The Three
             and Six Month Periods Ended September 30, 2003and 2002
                                   (Unaudited)


                                                                    Three Month Period                        Six Month Period
                                                                 -------------------------                -------------------------
                                                                   2003             2002                    2003             2002
                                                                 --------         --------                --------         --------
                                                                                              ($1,000's)
Cash flows from financing activities:
  Net (decrease) in deposits                                     $ (2,342)        $   (595)               $ (1,627)        $   (443)
  (Decrease) increase in repurchase agreements                     (3,731)             231                  (3,848)             306
  Advances from Federal Home Loan Bank                              3,800                0                   3,800                0
  Repayment of FHLB advances                                       (1,900)               0                  (1,900)               0
  (Decrease) in advances from borrowers
    for taxes and insurance                                           (83)             (85)                    (47)             (56)
  Dividends paid                                                        0                0                    (207)            (178)
  Options exercised                                                    (8)               0                     (37)               0
  Purchase of treasury stock                                            0              (32)                      0             (133)
                                                                 --------         --------                --------         --------
    Net cash (used in) financing activities                        (4,264)            (481)                 (3,866)            (504)
                                                                 --------         --------                --------         --------

(Decrease) in cash and cash equivalents                            (3,400)          (3,075)                 (9,499)          (7,275)

Cash and cash equivalents at beginning of period                    6,922            8,929                  13,021           13,129
                                                                 --------         --------                --------         --------

Cash and cash equivalents at end of period                       $  3,522         $  5,854                $  3,522         $  5,854
                                                                 ========         ========                ========         ========


Supplemental Disclosures:
  Additional Cash Flows Information:
    Cash paid for:
      Interest on deposits, advances and
        repurchase agreements                                    $    413         $    620                $    878         $  1,272
      Income taxes:
      Federal                                                         290              179                     290              179
      State                                                            45               20                      97               26

Schedule of Non-Cash Investing Activities:
  Transfers to foreclosed real estate                                   0                0                       0                0
  Foreclosed real estate refinanced as loans                           25                0                      68               38


Schedule of Non-cash Financing Activities:
  Options exercised                                                     0                0                       1                0


The accompanying notes are an integral part of those consolidated financial statements.

               FIRST ROBINSON FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation
     ---------------------

The consolidated financial statements include the accounts of First Robinson Financial Corporation (the Company) and its wholly owned subsidiary, First Robinson Savings Bank, National Association (the Bank). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 2003. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company at September 30, 2003 and the results of its operations and cash flows for the three month and six month periods ended September 30, 2003 and 2002. The results of operations for those months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.


(2)  Stock Conversion
     ----------------

On June 27, 1997, the predecessor of the Bank, First Robinson Savings and Loan, F.A., completed its conversion from a Federally chartered mutual savings and loan to a National Bank and was simultaneously acquired by the Company, which was formed to act as the holding company of the Bank. At the date of the conversion, the Company completed the sale of 859,625 shares of common stock $.01 par value, to its Eligible Account Holders and Employee Stock Ownership Plan (ESOP), at $10.00 per share. Net proceeds from the above transactions, after deducting offering expenses, underwriting fees, and amounts retained to fund the ESOP, totaled $7,504,657.


(3)  Earnings Per Share
     ------------------

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which requires entities with complex capital structures to present both basic earnings per share ("EPS") and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities of other contracts to issue common stock (such as stock options) were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period, plus common-equivalent shares computed using the treasury stock method. The Company's weighted average common shares outstanding were 497,888 and 491,965 for the three-month periods and 497,064 and 492,161 for the six-month periods ending September 30, 2003 and 2002 respectively. The Company approved a stock option plan during the quarter ended September 30, 1998. This plan had a dilutive effect on the earnings per share since current stock price was more than option price. The weighted average common shares outstanding for the calculation of the diluted earnings per share were 513,002 and 491,965 for the three-month periods and 519,278 and 492,161 for the six-month periods ending September 30, 2003 and 2002 respectively.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4)  Employee Stock Ownership Plan
     -----------------------------

In connection with the conversion to the stock form of ownership, the Board of Directors established an employee stock ownership plan (ESOP) for the exclusive benefit of participating employees. Employees age 21 or older who have completed one year of service are eligible to participate. Upon the issuance of the common stock, the ESOP acquired 68,770 shares of $0.01 par value common stock at the subscription price of $10.00 per share. The Bank makes contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. As the debt is repaid, shares are released from collateral and allocated to active employees. The Bank accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. As shares are released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share calculations. Dividends on allocated shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt or accrued interest. ESOP compensation expense was $35,000 for the three months ended September 30, 2003 and $25,000 for the three months ended September 30, 2002. For the six- month periods ESOP compensation expense amounted to $67,000 for the period ended September 30, 2003 and $49,000 for the period ended September 30, 2002.

The ESOP shares at September 30, 2003 and 2002 were as follows:

                                                       2003              2002
                                                       ----              ----
         Allocated shares                            44,901            38,023
         Shares released for allocation               4,885             5,158
         Unallocated shares                          18,984            25,589
                                                     ------            ------
         Total ESOP shares                           68,770            68,770

         Fair value of unallocated shares          $412,902          $365,923


(5)   Comprehensive Income
      --------------------

The company has adopted FASB Statement No. 130, Reporting Comprehensive Income. The statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes net income and other comprehensive income, which for the Company includes unrealized gains and losses on securities available for sale. Comprehensive income, unaudited, for the three and six month periods ended September 30, 2003 and 2002 are as follows:

                                    Three Month Period         Six Month Period
                                   --------------------      --------------------
                                     2003        2002         2003         2002
                                   -------      -------      -------      -------
                                                       ($1,000)

Net Income                         $   306      $   270      $   643      $   510
Other Comprehensive Income
Unrealized gains on securities        (333)         399         (309)         836
Related tax effects                    125         (150)         116         (314)
                                   -------      -------      -------      -------
Other Comprehensive Income            (208)         249         (193)         522
                                   -------      -------      -------      -------

Comprehensive Income               $    98      $   519      $   450      $ 1,032
                                   =======      =======      =======      =======

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)  Current Accounting Developments
     -------------------------------

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


(7)  Stock Option Plan
     -----------------

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

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   Stock Option Plan
     -----------------

Had compensation cost for the Plan been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123), the approximate reported income and earnings per common share would have been decreased to the pro forma amounts shown below:


                                             Three Month Period      Six Month Period
                                                September 30           September 30
                                              -----------------     -----------------
                                               2003       2002       2003       2002
                                              ------     ------     ------     ------
                                                              ($1,000's)

Net income, as reported                       $  306     $  270     $  643     $  510

Deduct:  Total stock-based
  employee compensation expense
  determined under fair value
  based method for all awards,
  net of related tax effects                       0         12          1         24
                                              ------

  Pro forma net income                        $  306     $  258     $  642     $  486
                                              ======     ======     ======     ======


Earnings per common share - basic:
  As reported                                 $ 0.61     $ 0.55     $ 1.29     $ 1.04

  Pro forma                                   $ 0.61     $ 0.52     $ 1.29     $ 0.99

Earnings per common share - diluted:
  As reported                                 $ 0.60     $ 0.55     $ 1.24     $ 1.04

  Pro forma                                   $ 0.60     $ 0.52     $ 1.24     $ 0.99

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

      The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at September 30, 2003.

                                                           Loans Delinquent For:
                               -----------------------------------------------------------------------------
                                           60-89 Days(1)                       90 Days and Over(1)
                               -----------------------------------      -----------------------------------
                                                        Percent of                               Percent of
                                                           Loan                                     Loan
                               Number        Amount      Category       Number        Amount      Category
                               ------        ------      --------       ------        ------      --------
                                                          (Dollars in thousands)
Real Estate:
  One- to
  four-family........           ---           ---           ---           ---          $---          ---
  Commercial and
  agricultural
  real estate                     1           137          0.91%          ---           ---          ---
Construction, land              ---           ---           ---           ---           ---          ---
Consumer.............             1             2          0.04%          ---           ---          ---
Commercial
  business and
  agricultural
  finance.............          ---           ---           ---%          ---           ---          ---
                               ------       -------      --------       ------        ------      --------

      Total...........            2         $ 139          0.20%            0          $  0         0.00%
                               ======       =======      ========       ======        ======      ========



                                      Loans Delinquent For:
                               -----------------------------------
                                           Nonaccrual                         Total Delinquent Loans
                               -----------------------------------      -----------------------------------
                                                        Percent of                               Percent of
                                                           Loan                                     Loan
                               Number        Amount      Category       Number        Amount      Category
                               ------        ------     ----------      ------        ------     ----------
                                                          (Dollars in thousands)
Real Estate:
  One- to
  four-family........             12         $ 356         1.05%          12          $ 356        1.05%
  Commercial and
  agricultural
  real estate                      1           139         0.93%           2            276        1.84%
Construction, land                 1            19         1.52%           1             19        1.52%
Consumer.............              1            10         0.18%           2             12        0.22%
Commercial
  business and
  agricultural
  finance.............             1             1         0.01%           1              1        0.01%
                               ------        ------     ----------      ------        ------     ----------

      Total...........            16         $ 525         0.78%          18          $ 664        0.98%
                               ======        ======     ==========      ======        ======     ==========

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

                                               September     March      September
                                                  30           31,          30,
                                               ----------------------------------
                                                 2003         2003         2002
                                                 ----         ----         ----

Non-accruing loans:
  One- to four-family ...................        $356         $121         $ 27
  Commercial and agricultural
    real estate .........................         139          140          199
  Construction, land ....................          19
  Consumer ..............................          10            7            7
  Commercial business and
    agricultural finance ................           1           10           50
                                                 ----         ----         ----
      Total .............................         525          278          283
                                                 ----         ----         ----

Accruing loans delinquent more
  than 90 days:
  One- to four-family ...................          --           --           --
  Commercial and agricultural
    real estate .........................          --           --           --
  Consumer ..............................          --           --           --
  Commercial business and
    agricultural finance ................          --           --           --
                                                 ----         ----         ----
     Total ..............................          --           --           --
                                                 ----         ----         ----

Foreclosed assets:
  One- to four-family ...................          --           54           --
  Commercial and agricultural
    real estate .........................          --           27           --
  Consumer ..............................          --           --           --
                                                 ----         ----         ----
     Total ..............................          --           81           --
                                                 ----         ----         ----

Total non-performing assets .............        $525         $359         $283
                                                 ====         ====         ====
Total as a percentage of total
  assets ................................        0.53%        0.35%        0.29%
                                                 ====         ====         ====

      Gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $13,000 for the three months and $20,000 for the six months ended September 30, 2003 and $7,000 for the three months and $11,000 for the six months ended September 30, 2002.

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

      In connection with the filing of its periodic reports with the OCC and in accordance with its classification of assets policy, the Bank regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at September 30, 2003, the Bank had classified a total of $422,000 of its assets as substandard and $263,000 as doubtful or loss. At September 30, 2003, total classified assets comprised $685,000, or 6.64% of the Bank's capital, and 0.69% of the Bank's total assets.

      Other Loans of Concern. As of September 30, 2003, there were $1.2 million in loans identified, but not classified, by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the business have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

      Real estate properties acquired through foreclosure are recorded at net realizable value, estimated to be 80% of fair market value. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At September 30, 2003, the Bank had no real estate properties acquired through foreclosure.

      Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At September 30, 2003, the Bank had a total allowance for loan losses of $676,000, representing 1.02% of the Bank's loans, net.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations


      The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

                                          September 30,                               March 31,
                               -------------------------------------    -------------------------------------
                                             2003                                       2003
                               -------------------------------------    -------------------------------------
                                                         Percent of                               Percent of
                                                          Loans in                                 Loans in
                               Amount of     Loan           Each        Amount of       Loan         Each
                               Loan Loss   Amounts by    Category to    Loan Loss    Amounts by   Category to
                               Allowance    Category     Total Loans    Allowance     Category    Total Loans
                               -------------------------------------    -------------------------------------
                                                            (Dollars in thousands)

One- to four-family ......     $   128     $34,019          50.38%      $   104      $ 34,079        52.35%
Multi-family .............          --         464           0.69            --           699         1.07
Commercial and
  agricultural real estate         269      15,015          22.24           282        14,414        22.14
Construction, land or
  development ............           8       1,254           1.86            --         1,201         1.85
Consumer .................          15       5,450           8.07            19         5,216         8.01
State and Municipal
  Governments ............          --       1,169           1.73            --           759         1.17
Commercial business
  and agricultural
  finance ................         256      10,152          15.03           214         8,728        13.41
Unallocated ..............          --          --             --            --            --           --
                               -------     -------         ------       -------      --------       ------
     Total ...............     $   676     $67,523         100.00%      $   619        65,096       100.00%
                               =======     =======         ======       =======        ======       ======

The following table sets forth an analysis of the Bank's allowance for loan losses.

                                         Three Months           Six Months
                                            Ended                 Ended
                                         September 30,         September 30,
                                       ----------------      ----------------
                                        2003       2002       2003       2002
                                       -----      -----      -----      -----
                                              (Dollars in thousands)

Balance at beginning of period ...     $ 643      $ 595      $ 619      $ 534

Charge-offs:
  One- to four-family.............        --         --         --          6
  Commercial and agricultural real
    estate .......................        --         --         --         --
  Consumer .......................         7          4          8         21
  Commercial business and
    agricultural finance .........        --         --         --         20
                                       -----      -----                 -----
                                           7          4          8         47
                                       -----      -----      -----      -----

Recoveries:
  One- to four-family ............        --         --         --          4
  Commercial and agricultural real
    estate .......................                   --         --         --
  Consumer .......................         7          5         12          9
  Commercial business and
    agricultural finance .........         3          5          8         86
                                       -----      -----                 -----
                                          10         10         20         99
                                       -----      -----      -----      -----

Net charge-offs (recoveries) .....        (3)        (6)       (12)       (52)
Additions charged to operations ..        30          8         45         23
                                       -----      -----      -----      -----
Balance at end of period .........     $ 676      $ 609      $ 676      $ 609
                                       -----      -----      -----      -----

Ratio of net charge-offs during
  the period to  average loans
  outstanding during the period ..     (0.00)%    (0.01)%    (0.02)%    (0.08)%
                                       =====      =====      =====      =====

Ratio of net charge-offs during
 the period to average
 non-performing assets ...........     (0.66)%    (2.22)%    (2.71)%    (21.36)%
                                       =====      =====      =====      ======

                 FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                Management Discussion and Analysis of Financial
                      Condition and Results of Operations


Financial Condition

Comparison at September 30, 2003 and March 31, 2003

      Total assets decreased by approximately $3.6 million, or 3.5%, to $99.7 million at September 30, 2003 from $103.3 million at March 31, 2003. This decrease in total assets was primarily the result of a $9.5 million, or 73.0%, decrease in total cash and cash equivalents. The decrease in cash and cash equivalents was partially offset by increases in loans receivable, net of $2.3 million, or 3.6%, and an increase of $3.3 million, or 15.7%, in securities available for sale. The 73.0% decrease in total cash and cash equivalents was primarily the result of the company going from a funds sold position to a funds borrowing position due to decreases in total deposits and repurchase agreements.

      Liabilities decreased approximately $3.9 million, or 4.2%, to $89.0 million at September 30, 2003 from $92.9 million at March 31, 2003. A $3.8 million, or 59.8%, decrease in repurchase agreements and a $1.6 million, or 2.0%, decrease in deposits offset by a $1.9 million, or 63.3%, increase in FHLB advances were the primary reasons for the decrease in our liabilities. The decrease in repurchase agreements came from the use of funds during the construction phase of an ethanol plant being built in our community. The decrease in deposits was primarily the result of the use of funds designated for building projects by local school districts.

      Stockholders' equity increased $273,000, or 2.6%, to $10.6 million as of September 30, 2003 from $10.4 million on March 31, 2003. The primary factors in the increase in stockholders' equity was an increase of $436,000, or 6.4%, in retained earnings and a release for allocation of $32,000 in Employee Stock Ownership Plan shares. These increases were partially offset by an decrease of $193,000 in accumulated other comprehensive income and the decrease of $3,000 in additional paid in capital due to the exercise of options.


Results of Operations

Comparison of the Three Month Periods ended September 30, 2003 and 2002

Performance Summary

      Net income was $306,000 for the second quarter of the fiscal year. For the same quarter in fiscal 2002, we reported net income of $270,000. The $36,000, or 13.3%, increase in net income was primarily due to an increase of $34,000, or 3.6%, in net interest income after provision for loan losses and an increase of $77,000, or 30.3%, in non-interest income, offset in part by an increase of $50,000, or 6.6%, in non-interest expense and an increase of $25,000 in provision for income taxes.


Net Interest Income

      Net interest income increased by $56,000, or 5.9%, to $998,000 during the three months ended September 30, 2003, as compared to $942,000 during the same period in the prior year. Interest income decreased by $145,000, or 9.4%, primarily due to the decline in interest rates. However, interest expense decreased by $201,000, or 33.6%, from $599,000 for the quarter ended September 30, 2002 to $398,000 for the quarter ended September 30, 2003. The decrease in interest expense was also primarily due to a reduction in interest rates. During the past year, we have continued to adjust our rates to reflect the current interest rate trends in the economy. During the quarter ended September 30, 2003, the average yield on interest earning assets decreased by 86 basis points as compared to the same quarter the previous year, whereas the average rate paid on interest-bearing liabilities decreased by 102 basis points.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations


Non-Interest Income

      Total non-interest income increased by $77,000, or 30.3%, to $331,000 during the three months ended September 30, 2003, as compared to $254,000 during the same period in the prior year. The increase in total non-interest income was primarily due to an increase of $66,000, or 51.2%, in charges and fees on deposit accounts, an increase of $10,000 on the return of Bank Owned Life Insurance, an increase of $18,000, or 69.2%, in net gain on sale of loans and an increase of $14,000 in net gains on the sale of foreclosed assets. These increases were offset in part by a decrease of $20,000, or 60.6%, in charges and other fees on loans and a decrease of $11,000, or 16.9%, in other non-interest income. The introduction of an overdraft privilege program contributed to the significant increase in charges and fees on deposit accounts. The demand for our fixed rate mortgages offered through the Federal Home Loan Bank of Chicago Mortgage Partnership Finance ("MPF") program contributed significantly to the increased income in net gain on sale of loans.


Non-Interest Expense

      Total non-interest expense increased by $50,000, or 6.6%, to $806,000 during the three months ended September 30, 2003, as compared to $756,000 during the same period in the prior year. This increase was due primarily to an increase of $25,000, or 6.1%, in compensation and employee benefits, an increase of $7,000, or 5.7%, in occupancy and equipment, an increase of $1,000 in foreclosed property expense, an increase of $5,000, or 16.1%, in audit, legal and other professional fees and an increase of $22,000, or 23.7%, in other expenses. These increases were offset in part by a decrease of $4,000, or 10.3%, in data processing expense, a $4,000, or 15.4%, decrease in advertising expense and a decrease of $2,000, or 6.9%, in telephone and postage expense.


Provision for Loan Losses

      During the three months ended September 30, 2003, we recorded provision for loan losses of $30,000 as compared to $8,000 for the same period of the prior year. This represents an increase of $22,000, or 275.0%. We recorded such provisions to adjust our allowance for loan losses to a level deemed appropriate based on an assessment of the volume and lending presently being conducted by the bank, industry standards, past due loans, economic conditions in our market area generally and other factors related to the collectability of the loan portfolio. The allowance for loan and lease losses as a percentage of total assets was 0.68% as of September 30, 2003 and 0.60% at March 31, 2003. At those same dates, the allowance for loan and lease losses as a percentage of total loans, net was 1.02% and 0.96%, respectively.


Provision for Income Taxes

      The Company recognized a provision for federal and state income taxes of $187,000 for the three months ended September 30, 2003 as compared to a provision for income taxes of $162,000 for the same period in the prior year. The effective tax rate during the three months ended September 30, 2003 was 37.9% as compared to 37.5% during the quarter ended September 30, 2002.


Comparison of the Six Month Periods ended September 30, 2003 and 2002

Net Income

      Net income was $643,000 during the six months ended September 30, 2003 as compared to $510,000 for the same period in the prior year. The $133,000, or 26.1%, increase in net income was primarily attributable to an increase in net interest income after provision for loan losses of $149,000, or 8.4%, an increase of $151,000, or 28.5%, in non-interest income offset in part by an increase of $26,000, or 1.7%, in non-interest expense and an increase of $141,000, or 56.9%, in provision for income taxes.


Net Interest Income

      Net interest income increased by $171,000, or 9.5%, for the six-month period ended September 30, 2003 as compared to the same period in the previous year. For the six-months ended September 30, 2003, interest income decreased by $218,000, or 7.2%, from the six months ended September 30, 2002. However, for the same period, the decrease in interest income was more than offset by the decrease in interest expense of $389,000, or 31.3%. Due primarily to a reduction in rates, the average yield on interest earning assets decreased by 82 basis points for the six months ended September 30, 2003 as compared to the same six-month period during the previous year, whereas, for the six-month period ended September 30, 2003, the average rate on interest bearing liabilities decreased by 101 basis points. The increase in net interest income can primarily be attributed to an improved interest rate spread during the six-month period.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations


Non-Interest Income

      Our non-interest income increased by $151,000, or 28.5%, to $681,000 for the six month period in this fiscal year as compared to $530,000 for the same period in the prior year. The increase was a result of increases in charges and fees on deposit accounts of $115,000, or 47.5%, an increase in charges and other fees on loans of $2,000, or 4.7%, an increase of $106,000, or 331.3%, in net gain on sale of loans and an increase of $7,000 in net gain on sale of foreclosed assets offset in part by a decrease of $6,000, or 5.2%, in other non-interest income and a $73,000, or 74.5%, decrease in life insurance proceeds on net realized gain on sale of investments. The large decrease in life insurance proceeds was the result of a previous benefit of a life insurance policy carried on a commercial loan customer. The significant increase in charges and fees on deposit accounts is primarily the result of the implementation of an overdraft privilege program. The increase in net gain on sale of loans is primarily the result of increased income from the origination and sales of fixed rate mortgage loans through the Federal Home Loan Bank MPF program.


Non-Interest Expense

      Non-interest expense increased by $26,000, or 1.7%, for the six-month period ending September 30, 2003 as compared to the same period ending September 30, 2002. The increase in non-interest expense is primarily from a $6,000, or 0.7%, increase in compensation and employee benefits, a $1,000, or 0.4%, increase in occupancy and equipment and an increase of $46,000, or 24.1%, in other non-interest expenses offset in part by a $5,000, or 50.0%, decrease in foreclosed property expense, a $4,000, or 5.6%, decrease in data processing expense, a $12,000, or 15.4%, decrease in audit, legal and other professional expenses, a $1,000, or 2.4%, decrease in advertising expense, a $4,000, or 7.1%, decrease in telephone or postage expense and a $1,000, or 100.0%, decrease in loss on sale of foreclosed property.


Provision for Loan Losses

      The provision for loan losses for the six-month period ending September 30, 2003 increased by $45,000, or 95.7%, from the six months ended September 30, 2002. We recorded a provision for loan losses of $45,000 for this six-month period in comparison to $23,000 for the six months in the previous year. We believe that improved underwriting and credit administration has helped us significantly lower our loan losses. Our asset quality has improved as a result of improved policies and procedures. Economic conditions in our market area, industry standards, past due loans and any other factors related to the collection of our loan portfolio continue to affect the level of provisions.


Provision for Income Taxes

      We recognized provision for income taxes of $389,000 for the six months ended September 30, 2003 as compared to $248,000 for the six months in the prior year. The effective tax rate for this six-month period was 37.7% as compared to 32.7% for the six months ended September 30, 2002. The effective tax rate for the six months ending September 30, 2002 was slightly less than this current period due to the receipt of non-taxable life insurance proceeds in the prior year.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations


Liquidity and Capital Resources

      Our principal sources of funds are deposits and principal and interest payments collected on loans, investments and related securities. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition. Additionally, we may borrow funds from the FHLB of Chicago, Independent Bankers Bank located in Springfield, Illinois and the Discount Window of the Federal Reserve of St. Louis or utilize other borrowings of funds based on need, comparative costs and availability at the time.

      At September 30, 2003 we had $3.0 million in fixed-rate fixed-term advances from the FHLB of Chicago outstanding resulting in no change from March 31, 2003. We also had $1.9 million in overnight advances as of September 30, 2003. We use our liquidity resources principally to meet outstanding commitments on loans, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. We anticipate no foreseeable problems in meeting current loan commitments. At September 30, 2003, we had outstanding commitments to extend credit, which amounted to $6.6 million (including $3.8 million, in available revolving commercial and agricultural lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet any foreseeable liquidity needs.

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

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations


      At September 30, 2003, both the Bank and the Company were in compliance with the capital requirements and were considered "well-capitalized" under federal regulatory guidelines. The Bank's requirements are summarized below:

                                                                  September 30, 2003
                                                                  ------------------
                                                                       (1,000's)
                                                                       ---------
Tier I Capital:
      Common stockholders' equity                                       10,311
      Unrealized loss (gain) on securities available for sale            (201)
      Less disallowed intangible assets                                   (18)

        Total Tier I capital                                            10,092

Tier II Capital:
      Total Tier I capital                                              10,092
      Qualifying allowance for loan losses                                 676

        Total risk-based capital                                        10,768

Risk-weighted assets                                                    61,634
Quarter average assets                                                 103,792


                                                                             To be Well Capitalized
                                                                                Under the Prompt
                                                            For Capital        Corrective Action
                                        Actual           Adequacy Purposes         Provisions
                                  -----------------      ------------------  ----------------------
                                  Amount      Ratio      Amount       Ratio   Amount         Ratio
                                  ------      -----      ------       -----   ------         -----

As of September 30, 2003:
  Total Risk-Based Capital
  (to Risk-Weighted Assets)       10,768      17.47%      4,931        8.00%  6,163          10.00%
  Tier I Capital
    (to Risk-Weighted Assets)     10,092      16.37%      2,465        4.00%  3,698           6.00%
  Tier I Capital
    (to Average Assets)           10,092       9.72%      4,152        4.00%  5,190           5.00%


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

Item:  3
                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                             CONTROLS AND PROCEDURES


      Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.


Disclosure Controls and Procedures

         The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under Securities Exchange Act of 1934 (Exchange
Act)) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.


Internal Control Over Financial Reporting

         There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         None

Item 2.  Changes in Securities
         ---------------------

         None

Item 3.  Defaults Upon Senior Executives
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         (a) On July 24, 2003, the Company held its Annual Meeting of Stockholders.

         (b) At the meeting, J. Douglas Goodwine and Robin E. Guyer were elected as directors for terms to expire in 2006.

         (c)   Stockholders voted on the following matters:

               (i) The election of the following three directors of the Corporation;

                                                                              BROKER
            VOTES:                  FOR         WITHHELD        ABSTAIN      NON-VOTES
            ------                  ---         --------        -------      ---------

            J. Douglas Goodwine   319,000        1,677             0             0

            Robin E. Guyer        317,595        3,082             0             0

               (ii) The ratification of the appointment of Larsson, Woodyard &
                    Henson, LLP as auditors for the Company for the fiscal year ending March 31, 2004.

                                                                              BROKER
            VOTES:                  FOR          AGAINST        ABSTAIN      NON-VOTES
            ------                  ---          -------        -------      ---------

                                  318,327         1,000          1,350            0

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)   Exhibits

               1.   Exhibit 11: Statement Regarding Computation of Earnings

               2.   Exhibit 31: Section 302 Certifications

               3.   Exhibit 32: Section 906 Certification

         (b)   Reports on Forms 8-K:

               A report of Form 8-K was furnished August 11, 2003 announcing first quarter earnings as of June 30, 2003 and the commencement of a stock repurchase program of First Robinson Financial Corporation shares.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FIRST ROBINSON FINANCIAL CORPORATION



Date:    November 13, 2003            /s/ Rick L. Catt
         -----------------            ------------------------------------------
                                      Rick L. Catt
                                      President and Chief Executive Officer

Date:    November 13, 2003            /s/ Jamie E. McReynolds
         -----------------            ------------------------------------------
                                      Jamie E. McReynolds
                                      Chief Financial Officer and Vice President

                                  EXHIBIT INDEX


Exhibit No.
-----------

11      Statement regarding computation of earnings

31.1 Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certifications of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   Exhibit 11

              Statement Regarding Computation of Earnings per Share

                        As of September 30, 2003 and 2002


                                                                      Three Month Period             Six Month Period
                                                                   ------------------------      ------------------------
                                                                    2003(3)       2002(1)(2)      2003(3)       2002(1)(2)
                                                                   ---------      ---------      ---------      ---------

Net Earnings (in thousands)                                        $     306      $     270      $     643      $     510

 Basic earnings per share:
   Weighted average shares outstanding                               859,625        859,625        859,625        859,625

   Less unearned employee stock ownership plan shares                (19,798)       (26,448)       (20,612)       (27,308)

   Less shares repurchased                                          (341,939)      (341,212)      (341,949)      (340,156)

   Average option shares granted                                           0              0              0              0

   Less assumed purchase of shares using treasury method                   0              0              0              0
                                                                   ---------      ---------      ---------      ---------

 Common and common equivalent shares outstanding                     497,888        491,965        497,064        492,161
                                                                   =========      =========      =========      =========

 Earnings per common share - basic                                 $    0.61      $    0.55      $    1.29      $    1.04
                                                                   =========      =========      =========      =========

 Diluted earnings per share:
   Weighted average shares outstanding                               859,625        859,625        859,625        859,625

   Less unearned employee stock ownership plan shares                (19,798)       (26,448)       (20,612)       (27,308)

   Less shares repurchased                                          (341,939)      (341,212)      (341,949)      (340,156)

   Average option shares granted(2)                                   76,794         87,688         76,156         87,688

   Less assumed purchase of shares using treasury method             (61,680)       (87,688)       (53,942)       (87,688)
                                                                   ---------      ---------      ---------      ---------

 Common and common equivalent shares outstanding                     513,002        491,965        519,278        492,161
                                                                   =========      =========      =========      =========

 Earnings per common share - diluted                               $    0.60      $    0.55      $    1.24      $    1.04
                                                                   =========      =========      =========      =========


(1) See Note 3 for Earnings per Share
(2) Option price exceeds market price
(3) Market price exceeds option price