Form 10QSB
period 2003-12-31
FIRST ROBINSON FINANCIAL CORP
filed 2004-02-17
CIK 1035991

                         SECURITY AND EXCHANGE COMMSSION

                              WASHNGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 2003
                                               -----------------

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

As of February 11, 2004, the Registrant had 517,686 shares of Common Stock, par value $0.01, issued and outstanding.


Transitional Small Business Disclosure Format (check one):

                         YES                       NO  X
                                                      ---

                      FIRST ROBINSON FINANCIAL CORPORATION

                              Index to Form 10-QSB


PART 1. FINANCIAL INFORMATION                                             PAGE

  Item 1. Financial Statements

      Consolidated Balance Sheet as of December 31, 2003
          And March 31, 2003                                                3

      Consolidated Statements of Income for the Three Month
          and Nine Month Periods Ended December 31, 2003 and
          December 31, 2002                                                 4

      Consolidated Statements of Stockholders' Equity for
          the Nine Month Periods Ended December 31, 2003 and
          December 31, 2002                                                 5

      Consolidated Statements of Cash Flows for the Three
          Month and Nine Month Periods Ended December 31, 2003
          and December 31, 2002                                             6

      Notes to Consolidated Financial Statements                            8

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     12

  Item 3.  Controls and Procedures                                          22


PART II OTHER INFORMATION

  Item 1.   Legal Proceedings                                               23

  Item 2.   Changes in Securities                                           23

  Item 3.   Defaults Upon Senior Securities                                 23

  Item 4.   Submission of Matters to a Vote of Security Holders             23

  Item 5.   Other Information                                               23

  Item 6.   Exhibits and Reports on Form 8-K                                23


        SIGNATURES                                                          24


Item: 1
                           FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                           CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                                               Unaudited         Audited
                                                                                12/31/03          3/31/03
                                                                                --------         --------
                                          ASSETS                                        ($1,000's)
Cash and Cash Equivalents:
  Cash and due from banks                                                       $    974         $  1,235
  Interest bearing deposits in banks                                               3,778           11,786
                                                                                --------         --------
     Total Cash and Cash Equivalents                                               4,752           13,021

Securities available for sale, amortized cost of $23,049 and $20,660 at
  December 31, 2003 and March 31, 2003 respectively                               23,410           21,291
Loans, net of allowance for loan losses of $680,000 and $619,000 at
 December 31, 2003 and March 31, 2003, respectively                               67,453           64,268
Foreclosed assets, net                                                                22               81
Premises and equipment, net                                                        2,733            2,589
Accrued interest receivable                                                          580              602
Bank owned life insurance                                                          1,180            1,143
Other assets                                                                         330              283
                                                                                --------         --------

     Total Assets                                                               $100,460         $103,278
                                                                                ========         ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
 Non-interest-bearing                                                           $  8,001         $  7,984
 Interest-bearing                                                                 74,890           74,758
                                                                                --------         --------
     Total Deposits                                                               82,891           82,742

Advances from Federal Home Loan Bank                                               3,000            3,000
Repurchase agreements                                                              3,130            6,430
Advances from Borrowers for taxes and insurance                                       44               98
Accrued interest payable                                                             115              149
Accrued income taxes                                                                  30               10
Deferred income taxes                                                                133              207
Accrued expenses                                                                     157              271
                                                                                --------         --------
     Total Liabilities                                                            89,500           92,907
                                                                                --------         --------

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.01 par value; authorized 500,000 shares,
  No shares issued and outstanding
Common stock, $ .01 par value; authorized 2,000,000 shares
  859,625 shares issued and outstanding                                                9                9
Additional paid-in capital                                                         8,374            8,397
Retained earnings                                                                  7,507            6,776
Treasury stock, at cost (334,708 shares 12/31/03; 334,750 shares 3/31/03)         (4,856)          (4,857)
Accumulated other comprehensive income                                               225              394
Common stock acquired by ESOP/RRP                                                   (299)            (348)
                                                                                --------         --------
     Total Stockholders' Equity                                                   10,960           10,371
                                                                                --------         --------

     Total Liabilities and Stockholders' Equity                                 $100,460         $103,278
                                                                                ========         ========

The accompanying notes are an integral part of these consolidated financial statements.

                                                  3


                                  FIRST ROBINSON FINANCIAL CORPORATION
                                    CONSOLIDATED STATEMENTS OF INCOME
                 For the Three and Nine Month Periods Ended December 31, 2003 and 2002


                                                                          (Unaudited)
                                                     Three Month Period                  Nine Month Period
                                                     ------------------                  -----------------
                                                                          ($1,000's)
                                                    2003            2002              2003               2002
                                                    ----            ----              ----               ----
Interest income:
    Interest on loans, including fees              $1,137          $1,198            $3,434             $3,597
    Debt securities
      Taxable                                         224             264               699                864
      Tax-exempt                                       17              15                49                 46
    Dividends                                          14              11                39                 28
                                                       --              --                --                 --
     Total interest income                          1,392           1,488             4,221              4,535
                                                    -----           -----             -----              -----

  Interest expense:
    Interest on deposits                              313              469            1,038              1,587
    Interest on FHLB advances                          42               42              125                124
    Interest on repurchase agreements                  12               22               59                 66
                                                       --               --               --                 --
     Total interest expense                           367              533            1,222              1,777
                                                      ---              ---            -----              -----

      Net interest income                           1,025              955            2,999              2,758

  Provision for loan losses                            30                7               75                 30
                                                       --                -               --                 --

      Net interest income after provision             995              948            2,924              2,728

  Non-interest income:
    Charges and fees on deposit accounts              190              110              547                352
    Charges and other fees on loans                     1               36               46                 79
    Other non-interest income                          54               61              163                176
    Life insurance proceeds                            12                0               37                 98
    Net gain on sale of loans                          24               54              162                 86
    Net realized gain on sale of investments            6                0                6                  0
                                                        -                -                -                  -
     Total other income                               287              261              961                791
                                                      ---              ---              ---                ---

  Non-interest expense:
    Compensation and employee benefits                425              383            1,285              1,237
    Occupancy and equipment                           122              134              365                376
    Foreclosed property expense                         0                0                5                 10
    Data Processing                                    43               37              111                109
    Audit, legal and other professional                33               37               99                115
    SAIF deposit insurance                              3                3               10                 10
    Advertising                                        27               19               67                 60
    Telephone and postage                              20               22               72                 78
    Loss on sale of foreclosed property                13                1                6                  2
    Other                                             124              110              361                301
                                                      ---              ---              ---                ---
     Total other expenses                             810              746            2,381              2,298
                                                      ---              ---            -----              -----

      Income before income tax                        472              463            1,504              1,221

  Provision for income taxes                          177              176              566                424
                                                      ---              ---              ---                ---

     Net Income                                      $295             $287             $938               $797
                                                     ====             ====             ====               ====

  Earnings Per Share-Basic                          $0.59            $0.58            $1.88              $1.62
  Earnings Per Share-Diluted                        $0.57            $0.58            $1.83              $1.62

The accompanying notes are an integral part of these consolidated statements.

                                                   4

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For The Nine Months Ended December 31, 2003 and 2002
                                   (Unaudited)

                                                                               Unallocated    Accumulated
                                                                                   ESOP          Other
                                 Common      Paid-in    Retained   Treasury        and       Comprehensive
                                  Stock      Capital    Earnings     Stock         RRP           Income       Total
                                  ------------------------------------------------------------------------------------
                                                                   ($1,000's)
Balance at March 31, 2003            $9      $8,397      $6,776     $(4,857)      $(348)          $394       $10,371
Net Income                                                  938                                                  938

Other Comprehensive Income
   Unrealized gain (loss)
     on securities                                                                                              (264)
   Realized (gain) loss on sale
     of securities                                                                                                (6)
   Related tax effects                                                                                           101
                                                                                                             -------
Total other comprehensive income                                                                  (169)         (169)
                                                                                                             -------
   Total comprehensive income                                                                                   $769
                                                                                                             =======

Options exercised                               (80)                                                             (80)
Allocation of ESOP shares                        57                                  49                          106
Treasury Stock at cost
   (42 shares)                                                            1                                        1
Dividends paid                                             (207)                                                (207)
                                  ------------------------------------------------------------------------------------
Balance at Dec. 31, 2003             $9      $8,374      $7,507      $(4,856)     $(299)          $225       $10,960
                                     ==      ======      ======      ========     ======          ====       =======

The accompanying notes are an integral part of these consolidated financial statements.


                                                                               Unallocated    Accumulated
                                                                                   ESOP          Other
                                 Common      Paid-in    Retained   Treasury        and       Comprehensive
                                  Stock      Capital    Earnings     Stock         RRP           Income       Total
                                  ------------------------------------------------------------------------------------
                                                                   ($1,000's)
Balance at March 31, 2002            $9      $8,367      $5,956     $(4,724)      $(540)          $(68)       $9,000
Net Income                                                  797                                                  797

Other Comprehensive Income
   Unrealized gain (loss)
     on securities                                                                                               865
   Related tax effects                                                                                          (324)
Total other comprehensive income                                                                   541           541
                                                                                                              ------
   Total comprehensive income                                                                                 $1,338
                                                                                                              ======

Allocation of ESOP shares                                                            51                           72
Allocation of RRp shares                         21                                 124                          124
Treasury Stock at cost
   (42 shares)                                                          (133)                                   (133)
Dividends paid                                             (178)                                                (178)
                                  ------------------------------------------------------------------------------------
Balance at Dec. 31, 2002             $9      $8,388      $6,575      $(4,857)     $(365)          $473       $10,223
                                     ==      ======      ======      ========     ======          ====       =======

The accompanying notes are an integral part of these consolidated financial statements.


                                FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Three and Nine Month Periods Ended December 31, 2003 and 2002
                                                 (Unaudited)
                                                 -----------


                                                                Three Month Period               Nine Month Period
                                                                ------------------               -----------------
                                                                                     ($1,000's)

                                                               2003              2002           2003             2002
                                                              ------            ------         ------           ------
Cash flows from operating activities:
  Net income                                                    $295              $287           $938             $797
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities
    Provision for depreciation                                    65                81            196              216
    Provision for loan losses                                     30                 7             75               30
    Net amortization and accretion on investments                 39                38            153              101
    ESOP shares allocated                                         39                24            106               72
    Recognition & Retention Plan shares allocated                  0                 0              0              124
    Decrease (increase) in accrued interest receivable           114                87             22               (6)
    Increase in Bank Owned Life Insurance                        (12)              (15)           (37)            (996)
    Decrease (increase) in other assets                            9               (17)           (47)             (65)
    (Decrease) in accrued interest payable                       (11)              (17)           (34)             (45)
    Increase in accrued income taxes                              19                18             20               85
    Decrease (increase) in deferred income taxes                  24                 3             26             (20)
    Increase (decrease) in accrued expenses                        5                 1           (114)            (188)
    Stock dividends on FHLB Stock                                (10)               (7)           (28)             (21)
    (Gain) on sale of loans                                      (24)              (54)          (162)             (86)
    Realized (gain) on sale of investments                        (6)                0             (6)               0
    Net (gain) loss on sale of foreclosed property                13                 1              6                2
                                                              ------            ------         ------           ------
      Net cash provided by (used in) operating activities        589               437          1,114                0
                                                              ------            ------         ------           ------

  Cash flows from investing activities:
    Proceeds from maturities of securities held to maturity        0                30              0               50
    Proceeds from maturities of securities available for sale    250                 0            282              500
    Purchase of securities available for sale                   (459)                0           (701)          (1,609)
    Purchase of mortgage-backed securities
            available for sale                                     0                 0         (9,459)          (3,034)
    Federal Reserve Bank Stock purchased                           0                 0            (11)               0
    Purchase of Independent Bankers Bank Stock                  (100)                0           (100)             (36)
    Repayment of principal- mortgage-backed securities         1,554             1,914          7,481            4,278
    (Increase) in loans receivable                            (4,026)           (4,417)       (15,698)         (12,850)
    Purchased loans or participations                              0                 0           (537)               0
    Proceeds from sale or participation of originated loans    3,106             4,060         13,178            7,905
    Proceeds from sale of foreclosed property                      0                 0             13               58
    Purchase of premises and equipment                           (59)              (31)          (340)             (40)
                                                              ------            ------         ------           ------
      Net cash provided by (used in) investing activities        266             1,556         (5,892)          (4,778)
                                                              ------            ------         ------           ------



The accompanying notes are an integral part of these consolidated financial statements.

                                                      6


                                    FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                                        CONSOLDIATED STATEMENT OF CASH FLOWS
                       For The Three and Nine Month Periods Ended December 31, 2003 and 2002
                                                     (Unaudited)


                                                                  Three Month Period                   Nine  Month Period
                                                                  ------------------                   ----  ------------
                                                                                        ($1,000's)

                                                                 2003           2002                  2003              2002
                                                                ------         -------              -------           -------
   Cash flows from financing activities:
      Net increase in deposits                                  $1,776          $1,271                 $149              $828
      Increase (decrease) in repurchase agreements                 548             914               (3,300)            1,220
      Advances from Federal Home Loan Bank                       2,700           3,000                6,500             3,000
      Repayment of FHLB advances                                (4,600)         (3,000)              (6,500)           (3,000)
      (Decrease) increase in advances from borrowers
         for taxes and insurance                                    (7)             17                  (54)              (39)
      Options exercised                                            (42)              0                  (79)                0
      Dividends paid                                                 0               0                 (207)             (178)
      Purchase of treasury stock                                     0               0                    0              (133)
                                                                ------         -------              -------           -------
         Net cash provided by (used in) financing activities       375           2,202               (3,491)            1,698
                                                                ------         -------              -------           -------

Increase (decrease) in cash and cash equivalents                 1,230           4,195               (8,269)           (3,080)

   Cash and cash equivalents at beginning of period              3,522           5,854               13,021            13,129
                                                                ------         -------              -------           -------

   Cash and cash equivalents at end of period                   $4,752         $10,049               $4,752           $10,049
                                                                ======         =======              =======           =======


   Supplemental Disclosures:
    Additional Cash Flows Information:
      Cash paid for:
        Interest on deposits, advances and
          repurchase agreements                                   $378            $550               $1,256            $1,882
        Income taxes:
         Federal                                                   110             145                  400               324
         State                                                      22              10                  119                36

   Schedule of Non-Cash Investing Activities:
     Transfers to foreclosed real estate                            22              11                   22                11
     Foreclosed real estate refinanced as loans                      0               0                   68                 0

Schedule of Non-Cash Financing Activities
     Options exercised                                               0               0                    1                 0




The accompanying notes are an integral part of those consolidated financial statements.

                                                          7

               FIRST ROBINSON FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of First Robinson Financial Corporation (the Company) and its wholly owned subsidiary, First Robinson Savings Bank, National Association (the Bank). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report dated April 18, 2003. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company at December 31, 2003 and the results of its operations and cash flows for the three month and nine month periods ended December 31, 2003 and 2002. The results of operations for those months ended December 31, 2003 are not necessarily indicative of the results to be expected for the full year.


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

(3)  EARNINGS PER SHARE

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which requires entities with complex capital structures to present both basic earnings per share ("EPS") and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities of other contracts to issue common stock (such as stock options) were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period, plus common-equivalent shares computed using the treasury stock method. The Company's weighted average common shares outstanding were 499,516 and 492,916 for the three-month periods and 497,882 and 492,408 for the nine-month periods ending December 31, 2003 and 2002 respectively. The Company approved a stock option plan during the quarter ended September 30, 1998. This plan had a dilutive effect on the earnings per share since current stock price was more than option price. The weighted average common shares outstanding for the calculation of diluted earnings per share were 518,593 and 492,916 for the three-month periods and 512,339 and 492,408 for the nine-month periods ending December 31, 2003 and 2002, respectively.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4)  EMPLOYEE STOCK OWNERSHIP PLAN

In connection with the conversion to the stock form of ownership, the Board of Directors established an employee stock ownership plan (ESOP) for the exclusive benefit of participating employees. Employees age 21 or older who have completed one year of service are eligible to participate. Upon the issuance of the common stock, the ESOP acquired 68,770 shares of $0.01 par value common stock at the subscription price of $10.00 per share. The Bank makes contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. As the debt is repaid, shares are released from collateral and allocated to active employees. The Bank accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. As shares are released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share calculations. Dividends on allocated shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt or accrued interest. ESOP compensation expense was $29,000 for the three months ended December 31, 2003 and $14,000 for the three months ended December 31, 2002. For the nine-month periods ESOP compensation expense amounted to $96,000 for the period ended December 31, 2003 and $63,000 for the period ended December 31, 2002.

The ESOP shares at December 31, 2003 and 2002 were as follows:

                                                          2003          2002
                                                          ----          ----
         Allocated shares                                51,414        44,901
         Shares released for allocation                       0             0
         Unallocated shares                              17,356        23,869
                                                         ------        ------

         Total ESOP shares                               68,770        68,770
                                                         ======        ======

         Fair value of unallocated shares              $416,544      $348,487


(5)  COMPREHENSIVE INCOME

The Company has adopted FASB Statement No. 130, Reporting Comprehensive Income. The statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes net income and other comprehensive income, which for the Company includes unrealized gains and losses on securities available for sale.
Comprehensive income, unaudited, for the three and nine month periods ended December 31, 2003 and 2002 are as follows:

                                                  Three Month Period               Nine Month Period
                                                  ------------------               -----------------
                                                2003              2002          2003              2002
                                                ----              ----          ----              ----
                                                                       ($1,000)
                                                                       --------

Net Income                                      $295              $287          $938            $  797
                                                ----              ----          ----            ------
Other Comprehensive Income
Unrealized gains (losses) on securities           45                29         (264)               865
Realized (gains) losses on securities             (6)                0           (6)                 0
Related tax effects                              (15)              (10)          101              (324)
                                                ----              ----          ----            ------
Other Comprehensive Income (Losses)               24                19         (169)               541
                                                ----              ----          ----            ------
Comprehensive Income                            $319              $306          $769            $1,338
                                                ====              ====          ====            ======

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

SFAS 148, Accounting for Stock Based Compensation, was issued in December 2002. SFAS amends 123 to provide alternate methods of a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method used on reported results. The provisions of the statement are effective for annual financial statements for fiscal years ending after December 15, 2002. The adoption of this statement will result in more prominent disclosure of the Company's stock option plan.

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

SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May of 2003. SFAS establishes standards in classifying and measurement of financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not have financial instruments effected by this standard.

In December 2003, the FASB issued Summary of Statement 132, Employers' Disclosures about Pension and Other Postretirement Benefits, which was an amendment of previously issued FASB Statements. This statement revises disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This statement is effective for financial statements with years ending after December 15, 2003 and for interim periods beginning after December 15, 2003. The adoption of this standard will increase disclosures only in the financial statements of the Company.

(7)  STOCK OPTION PLAN

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

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   STOCK OPTION PLAN

Had compensation cost for the Plan been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123), the approximate reported income and earnings per common share would have been decreased to the pro forma amounts shown below:

                                                  Three Month Period               Nine Month Period
                                                  ------------------               -----------------

                                                     December 31                     December 31
                                                     -----------                     -----------

                                                 2003           2002              2003           2002
                                                 ----           ----              ----           ----
                                                                     ($1,000's)

Net income, as reported                          $295           $287              $938           $797

Deduct:  Total stock-based
    employee compensation expense
    determined under fair value
    based method for all awards,
    net of related tax effects                      1             12                 2             36
                                                    -             --                 -             --

    Pro forma net income                         $294           $275              $936           $761
                                                 ====           ====              ====           ====


Earnings per common share - basic:
    As reported                                 $0.59          $0.58             $1.88          $1.62

    Pro forma                                   $0.59          $0.56             $1.88          $1.55

Earnings per common share - diluted:
    As reported                                 $0.57          $0.58             $1.83          $1.62

    Pro forma                                   $0.57          $0.56             $1.83          $1.55

Item 2.
                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                      Management's Discussion and Analysis

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

     The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at December 31, 2003.


                                                      Loans Delinquent For:
                         -------------------------------------------------------------------------------
                               60-89 Days(1)           90 Days and Over(1)            Nonaccrual           Total Delinquent Loans
                         ------------------------    -----------------------    ------------------------   -------------------------
                                         Percent                     Percent                    Percent                    Percent
                                         of Loan                     of Loan                    of Loan                    of Loan
                         Number  Amount  Category    Number  Amount  Categoy    Number  Amount  Category   Number  Amount  Category
                         ------  ------  --------    ------  ------  -------    ------  ------  --------   ------  ------  --------
                                                                         (Dollars in thousands)
Real Estate:
   One- to
   four-family.....         2       36     0.11%       ---    $---       ---       12     $360    1.05%       14     $396    1.16%
   Commercial and
   agricultural
    real estate....       ---      ---       ---         1     137     0.90%        1      139    0.92%        2      276    1.82%
 Construction, land       ---      ---       ---       ---     ---       ---        1       22    1.89%        1       22    1.89%
 Consumer..........         2        4     0.07%       ---     ---       ---        1        1    0.02%        3        5    0.09%
 Commercial
  business and
  agricultural
  finance..........         2       20     0.18%       ---     ---       ---         1       1    0.01%        3       21    0.19%
                            -       --     ----                                      -       -    ----         -        -    ----

     Total.........         6      $60     0.09%         1    $137     0.20%        16    $523    0.77%       23     $720    1.06%
                            =      ===     ====          =    ====     ====         ==    ====    ====        ==     ====    ====

     -------------------------------------------------------------------------------------------------------------------------------
     (1)  Loans are still accruing.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                      Management's Discussion and Analysis

     NON-PERFORMING ASSETS. The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. Foreclosed assets include assets acquired in settlement of loans.

                                           December      March      December
                                              31           31,         31,
                                          ----------------------------------
                                            2003         2003         2002
                                          --------     --------     --------
Non-accruing loans:
  One- to four-family................         $360         $121         $94
  Commercial and agricultural
     real estate.....................          139          140          50
   Construction,
land..........................                  22          ---         ---
  Consumer...........................            1            7           2
  Commercial business and
     agricultural finance............            1           10          59
                                          --------     --------    --------
       Total.........................          523          278         205
                                          --------     --------    --------
Accruing loans delinquent more
  than 90 days:
  One- to four-family................          ---          ---         ---
  Commercial and agricultural
     real estate.....................          137          ---         ---
  Consumer...........................          ---          ---         ---
  Commercial business and
     agricultural finance............          ---          ---         ---
                                          --------     --------    --------
       Total.........................          137          ---         ---
                                          --------     --------    --------
Foreclosed assets:
  One- to four-family................           22           54          11
  Commercial and agricultural
     real estate.....................          ---           27         ---
  Consumer...........................          ---          ---         ---
                                          --------     --------    --------
       Total.........................           22           81          11
                                          --------     --------    --------

Total non-performing assets..........         $682         $359        $216
                                          ========     ========    ========
Total as a percentage of total
  assets.............................        0.68%        0.35%       0.21%
                                          ========     ========    ========

     Gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $8,000 for the three months and $25,000 for the nine months ended December 31, 2003 and $4,000 for the three months and $9,000 nine months ended December 31, 2002.

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

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                      Management's Discussion and Analysis

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

     In connection with the filing of its periodic reports with the OCC and in accordance with its classification of assets policy, the Bank regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at December 31, 2003, the Bank had classified a total of $385,000 of its assets as substandard and $295,000 as doubtful or loss. At December 31, 2003, total classified assets comprised $680,000, or 6.4% of the Bank's capital, and 0.68% of the Bank's total assets compared to total classified assets of $456,000, or 4.6% of the Bank's capital and 0.4% of the Bank's total assets as of March 31, 2003.

     OTHER LOANS OF CONCERN. As of December 31, 2003, there were $2.7 million in loans identified, but not classified, by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the business have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. Other loans of concern as of March 31, 2003 were $2.4 million.

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

     Real estate properties acquired through foreclosure are recorded at net realizable value, estimated to be 80% of fair market value. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At December 31, 2003, the Bank had $22,000 in real estate properties acquired through foreclosure. The properties are for sale and will be sold if the offers to purchase are approved by the board.

     Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At December 31, 2003, the Bank had a total allowance for loan losses of $680,000, representing 1.01% of the Bank's loans, net.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                      Management's Discussion and Analysis

     The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

                                            December 31,                                 March 31,
                             -----------------------------------------  -----------------------------------------

                                              2003                                       2003
                             -----------------------------------------  -----------------------------------------
                                                          Percent of                                 Percent of
                                                           Loans in                                   Loans in
                               Amount of       Loan          Each        Amount of                      Each
                               Loan Loss    Amounts by    Category to    Loan Loss   Loan Amounts   Category to
                               Allowance     Category     Total Loans    Allowance    by Category   Total Loans
                               ---------     --------     -----------    ---------    -----------   -----------
                                                           (Dollars in thousands)
One- to four-family....
                                   $136       $34,243        50.21%          $104       $34,079          52.35%
Multi-family...........             ---           463          0.68           ---           699            1.07
Commercial and
   agricultural real estate         221        15,145         22.21           282        14,414           22.14
Construction, land or
   development.........               8         1,166          1.71           ---         1,201            1.85
Consumer...............              21         5,292          7.76            19         5,216            8.01
State and
Municipal
Governments                         ---         1,121          1.64           ---           759            1.17
Commercial business
  and agricultural
  finance..............             294        10,773         15.79           214         8,728           13.41
Unallocated............             ---           ---           ---           ---           ---             ---

     Total.............            $680       $68,203       100.00%          $619       $65,096         100.00%
                                   ====       =======       =======          ====       =======         =======

     The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                              Three Months Ended        Nine Months Ended
                                                                 December 31,             December 31,
                                                            -----------------------------------------------
                                                               2003          2002       2003        2002
                                                            -----------   ---------  ----------  ----------
                                                                           (Dollars in thousands)

        Balance at beginning of period...................         $676        $609       $619        $534

        Charge-offs:
          One- to four-family............................            8          35          8          41
          Commercial and agricultural real estate........          ---         ---        ---         ---
          Consumer.......................................           24          14         32          35
          Commercial business and agricultural finance...          ---         ---        ---          20
                                                                   ---         ---        ---          --
                                                                    32          49         40          96
                                                                    --          --         --          --

        Recoveries:
          One- to four-family............................          ---         ---        ---           4
          Commercial and agricultural real estate........          ---         ---        ---         ---
          Consumer.......................................            6           4         18          13
          Commercial business and agricultural finance...          ---          14          8         100
                                                                   ---          --          -         ---
                                                                     6          18         26         117
                                                                     -          --         --         ---

        Net charge-offs..................................           26          31         14        (21)
        Additions charged to operations..................           30           7         75          30
                                                                    --           -         --          --
        Balance at end of year...........................         $680        $585       $680        $585
                                                                  ----        ----       ----        ----

        Ratio of net charge-offs during the period to
         average loans outstanding during the period.....        0.04%       0.05%      0.02%     (0.03)%
                                                                 ====        ====       =====     ======

        Ratio of net charge-offs during the period to
         average non-performing assets...................        4.82%      11.21%      2.94%     (8.27)%
                                                                 ====       =====       =====     ======

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                      Management's Discussion and Analysis

FINANCIAL CONDITION

COMPARISON AT DECEMBER 31, 2003 AND MARCH 31, 2003

     Our total assets decreased by approximately $2.8 million or 2.7% to $100.5 million at December 31, 2003 from $103.3 million at March 31, 2003. This decrease in total assets was primarily the result of a $8.3 million or 63.5% decrease in total cash and cash equivalents partially offset by an increase of $2.1 million or 10.0% in securities available for sale and an increase of $3.2 million or 5.0% in loans receivable net. The increase in securities available for sale and loans receivable net were funded by, and were responsible for, the significant decrease in cash and cash equivalents. Other factors that influenced the decline in cash and cash equivalents were modest increases in bank owned life insurance, other assets and premises and equipment, net. This reallocation of excess funds, those that are sold overnight, indicates that these funds are now earning higher rates of interest either as loans, securities or bank owned life insurance. This helps improve net interest income and aligns with our strategic plan. Management intends to continue to look for ways to loan or invest our excess funds more efficiently while managing our interest rate risk, but does not intend to aggressively price our deposit products and repurchase agreements.

     Liabilities decreased $3.4 million or 3.7% to $89.5 million at December 31, 2003 from $92.9 million at March 31, 2003. The primary reason for the decrease in our liabilities was a decrease of $3.3 million or 51.3% in repurchase agreements. The significant decline in repurchase agreements resulted from the use of funds during the construction phase of an ethanol plant being built in our community. Total deposits remained relatively stable showing a slight increase of $149,000 or 0.2%. It is management's opinion that in the current low interest rate environment, customers are putting their funds into deposit accounts that are quickly accessible, even though the rate of return may be less. This has allowed management to adjust interest rates more frequently which subsequently has a positive affect on interest expense.

     Stockholders' equity increased $589,000 or 5.7% to $11.0 million as of December 31, 2003 from $10.4 million on March 31, 2003. Net income of $938,000 for the nine months ending December 31, 2003, plus the release for allocation of $49,000 in Employee Stock Ownership Plan shares, increased equity. However, this increase was offset in part by a dividend of $207,000, a decrease of $169,000 in other comprehensive income and a decrease of $23,000 in additional paid in capital due to the exercise of options net of the market value adjustment on the ESOP allocation.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2003 AND 2002

PERFORMANCE SUMMARY

     Net income was $295,000 for the third quarter of the fiscal year compared to net of $287,000 for the third quarter of the prior fiscal year. The $8,000 or 2.8% increase in net income is primarily attributable to an increase of $47,000 or 5.0% in net interest income after provision for loan losses and an increase of $26,000 or 10.0% in non-interest income offset in part by an increase of $64,000 or 8.6% in non-interest expense plus a $1,000 or 0.6% increase in provision for taxes for the three-month period ended December 31, 2003 compared to the same period in 2002.

NET INTEREST INCOME

     Net interest income increased by $70,000 or 7.3% to $1,025,000 during the three-month period ended December 31, 2003 as compared to $955,000 during the same period in the prior fiscal year. Interest income was $1.4 million and decreased by $96,000 or 6.5% for the quarter ended December 31, 2003 as compared to the quarter ended December 31, 2002. For the quarter ended December 31, 2003, interest expense was $367,000, a decrease of $166,000 or 31.1% from the quarter ended December 31, 2002. The rate on average interest earning assets for the December 31, 2003 quarter was 5.83% in comparison to 6.45% for the quarter ended December 31, 2002, a decrease of 62 basis points. The rate on average interest bearing liabilities for the quarter ended December 31, 2003 was 1.80% compared to 2.64% for the December 31, 2002 quarter, a decrease of 84 basis points. The increase in net interest income is a direct result of a 5.0% increase in loans receivable, a 10.0% increase in securities available for sale from March 2003 to December 2003 and the continued decline in interest rates on deposits during the past twelve months. The bank's net interest margin has improved to 4.03% for the quarter ending December 31,2003 from 3.81% for the quarter ending December 31, 2002, an increase of 22 basis points. Although the average interest rates on the bank's assets and liabilities have continued to decline, the bank's net interest margin has increased because large portions of the bank's adjustable rate mortgages have reached their interest rate floors.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                      Management's Discussion and Analysis

NON-INTEREST INCOME

     Total non-interest income increased by $26,000 or 10.0% to $287,000 during the three months ended December 31, 2003, as compared to $261,000 during the same period in the prior fiscal year. The increase in total non-interest income was the result of an increase of $80,000 or 72.7% in charges and fees on deposit accounts, an increase of $12,000 in life insurance proceeds and an increase of $6,000 in net realized gain on sale of investments. These increases were offset in part by a $35,000 or 97.2% decrease in charges and other fees on loans, a $7,000 or 11.5% decrease in other non-interest income and a $30,000 or 55.6% decrease in net gain on sale of loans. In an effort to improve non-interest income, the Bank began a bounce protection program in May 2003. The significant increase in charges and fees on deposit accounts is a direct result of that new program. Earnings from bank owned life insurance resulted in the increase to life insurance proceeds. The increase in net realized gain on sale of investments was the result of an investment being called prior to maturity. In previous quarters, the bank had significant income from the origination and sale of fixed rate home mortgages through the Federal Home Loan Bank of Chicago's MPF (Mortgage Partnership Finance) program. However, since mortgage rates have remained low for an extended period of time, refinancing of mortgages has declined substantially. Therefore, the decreases in charges and fees on loans, other non-interest income and net gain on sale of loans are a direct result in decline in mortgage refinancing.

NON-INTEREST EXPENSE

     Total non-interest expense increased by $64,000 or 8.6% to $810,000 during the three months ended December 31, 2003, as compared to $746,000 during the same period in the prior year. This increase was a result of the following; an increase of $42,000 or 11.0% in compensation and employee benefits, an increase of $6,000 or 16.2% in data processing expense, an increase of $8,000 or 42.1% in advertising expense, an increase of $12,000 on loss of foreclosed property and an increase of $14,000 or 12.7% in other expenses. These increases were offset by a decrease of $12,000 or 9.0% in occupancy and equipment expense, a decrease of $4,000 or 10.8% in audit, legal and other professional expenses and a decrease of $2,000 or 9.1% in telephone and postage expense. The increase in compensation and employee benefits was primarily the result of increased costs in employee benefit plans. The ESOP plan has experienced the largest increase because of the higher market price for the company's stock, which directly affects the ESOP contributions. The significant increase in advertising expense was a timing issue, as two of the bank's marketing programs were expensed during this quarter. The increase in loss on sale of foreclosed property was the result of a correcting bookkeeping entry. The original $13,000 entry last quarter should have been placed in a deferred account. The increase in other expenses was primarily attributed to increases in check printing supplies, atm/debit card network expenses and bounce protection program fees. The decrease in occupancy and equipment costs was caused by an adjustment to the bank's depreciation schedule. The decrease in audit, legal and other professional fees was the result of decreased legal fees associated with the collection of delinquent loans. Management intends to continue to monitor non-interest expense in an effort to minize overall expenses.

PROVISION FOR LOAN LOSSES

     During the three months ended December 31, 2003, we recorded provision for loan losses of $30,000 as compared to $ 7,000 for the same period of the prior year, an increase of $23,000. We recorded such provisions to adjust our allowance for loan losses to a level deemed appropriate based on an assessment of the volume of lending presently being conducted by the bank, industry standards, past due loans, economic conditions in our market area generally and other factors related to the collectability of the loan portfolio.

     Our non-performing assets as a percentage of total assets was 0.68% at December 31, 2003, as compared to 0.21% at December 31, 2002. The bank has adopted strict procedures in its loan policy that helps it assess and monitor problem loans. Classified loan totals continue to decrease and delinquencies are well below peer. However, non-performing assets have increased substantially. Most of these assets are secured by home mortgages and the losses should be minimal. However, because the assets are secured by real estate, foreclosing and disposing of these assets takes considerable time.

PROVISION FOR INCOME TAXES

     We recognized a provision for federal and state income taxes of $177,000 for the three months ended December 31, 2003 as compared to a provision for income taxes of $176,000 for the same period in the prior year. The effective tax rate during the three months ended December 31, 2003 was 37.5% as compared to 38.0% during the quarter ended December 31, 2002.

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                      Management's Discussion and Analysis

COMPARISON OF THE NINE-MONTH PERIODS ENDED DECEMBER 31, 2003 AND 2002

PERFORMANCE SUMMARY

     We reported a net income of $938,000 during the nine months ended December 31, 2003 as compared to $797,000 for the same period in the prior year. The $141,000 or 17.7% increase in net income was primarily attributable to an increase of $196,000 or 7.2% in net interest income after provision for loan losses and an increase of $170,000 or 21.5% in non-interest income offset in part by an increase of $83,000 or 3.6% in non-interest expense and an increase of $142,000 or 33.5% in provision for income taxes. There do not appear to be any external threats to the bank's overall performance. Even in today's uncertain economic environment, the bank's market area has remained relatively stable. Employment remains steady and though we cannot predict the future there continue to be positive indicators, locally, for new jobs in the near future.

NET INTEREST INCOME

     Net interest income increased by $241,000 or 8.7% for the nine-month period ended December 31, 2003 as compared to the same period in the previous fiscal year. For the nine months ended December 31, 2003, interest income decreased by $314,000 or 6.9% from the nine months ended December 31, 2002. However, a decrease in interest expense of $555,000 or 31.2% from the December 31, 2002 period more than offset the decrease in interest income. The interest rate spread for the nine months ended December 31, 2003 was 3.82% compared to 3.59% for the same period in the prior year. Management believes that our net interest margin should continue to increase as the Bank's adjustable rate mortgages continue to reach their interest rate floors.

NON-INTEREST INCOME

     Our non-interest income increased by $170,000 or 21.5% to $961,000 for the nine-month period in this fiscal year as compared to $791,000 for the nine-month period in the prior year. Income from charges and fees on deposit accounts increased by $195,000 or 55.4%. This increase was primarily the result of the implementation of a bounce protection program in May 2003, which increased overdraft fees by 68%. Net gain on sale of loans increased by $76,000 or 88.4%. Due to customers refinancing their mortgages, this increase was the result of increased origination and sales of loans through the Federal Home Loan Bank of Chicago's MPF (Mortgage Partnership Finance) program. The $6,000 increase in net realized gain on sale of investments was the result of an investment being called prior to maturity. These increases were offset in part by a decrease of $33,000 or 41.8% in charges and other fees on loans, a decrease of $13,000 or 7.4% in other non-interest income and a decrease of $61,000 or 62.2% in life insurance proceeds. The decrease in charges and fees on loans was primarily the result of a 51.6% decline in mortgage servicing rights. The decrease in other non-interest income resulted from a 60.7% decline in credit card fees earned. During the previous fiscal year the bank realized a one-time proceed from a life insurance policy on a former commercial loan customer of $98,000. Conversely the bank has booked $37,000 in earnings from bank owned life insurance during this current year. The net effect of these two events is a decrease of $61,000 in life insurance proceeds.

NON-INTEREST EXPENSE

     Total non-interest expense increased by $83,000 or 3.6% to $2.4 million during the nine months ended December 31, 2003, as compared to $2.3 million during the same period in the prior year. This increase was due primarily from an increase of $48,000 or 3.9% in compensation and employee benefits, an increase of $2,000 or 1.8% in data processing expense, an increase of $7,000 or 11.7% in advertising, an increase of $4,000 or 200.0% in loss on sale of foreclosed property and an increase of $60,000 or 19.9% in other expenses. These increases were offset in part by a decrease of $11,000 or 2.9% in occupancy and equipment expense, a decrease of $5,000 or 50.0% in foreclosed property expense, a decrease of $16,000 or 13.9% in audit, legal and other professional expenses and a decrease of $6,000 or 7.7% in telephone and postage expense. The increase in compensation and employee benefits was the result of increased costs in employee benefit plans and salary increases of approximately 4.0%. The ESOP plan has experienced the largest increase because of the higher market price for the company's stock, which directly affects the ESOP contributions. The bank sold three foreclosed properties during the fiscal year at a loss of $6,000, which is an increase of $4,000 over the previous fiscal year. The $60,000 increase in other expenses was primarily attributed to increases in credit card program expenses (up $16,100), check printing supplies (up $6,400), atm/debit card network expenses (up $9,300), charitable contributions (up $6,700) and bounce protection program fees (up $22,300). The decrease in occupancy and equipment costs was caused by an adjustment to the bank's depreciation

                  FIRST ROBINSON FINANCIAL CORP. AND SUBSIDIARY
                      Management's Discussion and Analysis

schedule. Even though the bank had more foreclosures during the fiscal year, the associated costs with these properties declined. The decrease in audit, legal and other professional fees is a result of decreased legal costs associated with the collection of delinquent loans. Postage expense increased by $4,700 or 9.7% but was offset by a $10,700 or 35.5% decrease in telephone expense. Management intends to continue to minize the overall level of non-interest expense as part of its strategic plan.

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the nine-month period ending December 31, 2003 increased by $45,000 or 150.0% from the nine months ended December 31, 2002. We recorded a provision for loan losses of $75,000 for this nine-month period in comparison to $30,000 for the nine months in the previous year. We adjusted our provision for loan losses to an appropriate level. We recorded such provisions to adjust our allowance for loan losses to a level deemed appropriate based an assessment of the volume of lending presently being conducted by the bank, industry standards, past due loans, economic conditions in our market area generally and any other factors related to the collection of our loan portfolio.

     Our non-performing assets as a percentage of total assets was 0.68% at December 31, 2003, as compared to 0.35% at March 31, 2003. The bank has adopted strict procedures in its loan policy that helps it assess and monitor problem loans. Classified loan totals continue to decrease and delinquencies are well below peer. However, non-performing assets have increased substantially. Most of these assets are secured by home mortgages and the losses should be minimal. However, because the assets are secured by real estate, foreclosing and disposing of these assets takes considerable time.

PROVISION FOR INCOME TAXES

     We recognized provision for income taxes of $566,000 for the nine months ended December 31, 2003 as compared to $424,000 for the nine months in the prior year. The effective tax rate for this nine-month period was 37.6% and 34.7% for the nine months ended December 31, 2002.

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

     At December 31, 2003 we had $3.0 million in fixed-rate fixed-term advances from the FHLB of Chicago outstanding resulting in no change from March 31, 2003. We use our liquidity resources principally to meet outstanding commitments on loans, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. We anticipate no foreseeable problems in meeting current loan commitments. At December 31, 2003, we had outstanding commitments to extend credit, which amounted to $5.7 million (including $3.1 million, in available revolving commercial and agricultural lines of credit). We also have $1.5 million outstanding in Financial Stand-by Letters of Credit issued to local commercial contractors. However, no actual advances have been conveyed. Prior to the December 2003 quarter end, the largest dollar amount outstanding in Letters of Credit was less than $50,000. Management believes that loan repayments and other sources of funds will be adequate to meet any foreseeable liquidity needs.

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

At December 31, 2003, the Bank was in compliance with all of the aforementioned capital requirements as summarized below:

                                                                                  December 31, 2003
                                                                                  -----------------
                                                                                    (In thousands)
Tier I Capital:
         Common stockholders' equity                                                    $10,708
         Unrealized loss (gain) on securities available for sale                           (225)
         Less disallowed intangible assets                                                   17

           Total Tier I Capital                                                          10,466

Tier II Capital:
         Total Tier I capital                                                            10,466
         Qualifying allowance for loan losses                                               680

           Total Risk-Based Capital                                                      11,146

Risk-Weighted Assets                                                                     63,991
Quarter Average Assets                                                                  100,487

                                                                                            To be Well Capitalized
                                                                                                Under the Prompt
                                                                         For Capital            Corrective Action
                                                Actual                Adequacy Purposes             Provisions
                                                ------                -----------------             ----------
                                         Amount         Ratio       Amount          Ratio      Amount          Ratio
                                         ------         -----       ------          -----      ------          -----
As of December 31, 2003:
     Total Risk-Based Capital
      (to Risk-Weighted Assets)         $11,146         17.42%      $5,119          8.00%      $6,399          10.00%
     Tier I Capital
      (to Risk-Weighted Assets)          10,466         16.36        2,560          4.00        3,839           6.00
     Tier I Capital
      (to Average Assets)                10,466         10.42        4,019          4.00        5,024           5.00

     At the time of the conversion of the Bank to a stock organization, a special liquidation account was established for the benefit of eligible account holders and the supplemental account holders in an amount equal to the net worth of the Bank. This special liquidation account will be maintained for the benefit of eligible account holders and the supplemental account holders who continue to maintain their accounts in the Bank after June 27, 1997. This special liquidation account was $5,070,000 as of that date. In the unlikely event of a complete liquidation, each eligible and the supplemental eligible account holders will be entitled to receive a liquidation distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The Bank may not declare or pay cash dividends on or repurchase any of its common stock if stockholders' equity would be reduced below applicable regulatory capital requirements or below the special liquidation account.

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



Date: February 17, 2004                         /s/ Rick L. Catt
      -----------------                         ----------------
                                                Rick L. Catt
                                                President and Chief Executive
                                                Officer

Date: February 17, 2004                         /s/ Jamie E. McReynolds
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