Form 10KSB
period 2004-03-31
FIRST ROBINSON FINANCIAL CORP
filed 2004-06-29
CIK 1035991

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR ENDED MARCH 31, 2004

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-29276

                      FIRST ROBINSON FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

          Delaware                                          36-4145294
-------------------------------                  -------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

                 501 East Main Street, Robinson, Illinois 62454
                 ----------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

        State the issuer's revenues for its most recent fiscal year: $6.8 million.

        As of June 10, 2004, the aggregate value of the 377,371 shares of Common Stock of the Registrant outstanding on such date, which excludes 142,409 shares held by directors and executive officers as a group was approximately $9.6 million. This figure is based on the last known trade price of $25.50 per share of the Registrants Common Stock on June 4, 2004.

        As of June 10, 2004, there were 519,780 shares issued and outstanding of the Registrant's common stock

        Transitional Small Business Disclosure check one:  YES      NO x .
                                                              ---     ---

                       DOCUMENTS INCORPORATED BY REFERENCE

        Parts II and III of Form 10-KSB - Portions of the Annual Report to Stockholders for the fiscal year ended March 31, 2004.

        Part III of Form 10-KSB - Portions of Proxy Statement for the 2004 Annual Meeting of Stockholders.

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

        THE BANK. The Bank is a national bank, the deposits of which are federally insured and backed by the full faith and credit of the U.S. Government. The Bank is a community-oriented financial institution and seeks to serve the financial needs of the residents and businesses in its market area. The Bank primarily serves Crawford County, Illinois. The principal business of the Bank has historically consisted of attracting retail deposits from the general public and investing those funds in primarily one- to four-family residential real estate loans and, to a lesser extent, consumer loans, commercial and agricultural real estate loans and commercial business and agricultural finance loans. At March 31, 2004, substantially all of the Bank's real estate mortgage loans, were secured by properties located in the Bank's market area. The Bank also invests in investment and equity securities and mortgage-backed securities, and other permissible investments.

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

LENDING ACTIVITIES

        GENERAL. The Bank's loan portfolio consists primarily of conventional, first mortgage loans secured by one- to four-family residences and, to a lesser extent, consumer loans, commercial and agricultural real estate loans, commercial business and agricultural finance loans and multi-family real estate and construction loans. At March 31, 2004, the Bank's gross loans outstanding totaled $65.5 million, of which $34.4 million or 52.5% were one- to four-family residential mortgage loans. This amount also includes home equity loans totaling $2.3 million. Of the one- to four-family mortgage loans outstanding at that date, 20.3% were fixed-rate loans, and 79.7% were adjustable-rate loans. At that same date, consumer and other loans totaled $5.1 million or 7.8% of the Bank's total loan portfolio. Also at that date, the Bank's commercial and agricultural real estate loans totaled $14.3 million or 21.8% of the Bank's total loan portfolio of which 88.3% were adjustable-rate loans and 11.7% were fixed-rate loans. At March 31, 2004, commercial business and agricultural finance loans totaled $9.2 million or 14.0% of the Bank's total loan portfolio, of which 29.7% were fixed-rate loans and 70.3% adjustable-rate loans. At that same date, multi-family real estate and construction loans totaled $1.3 million or 2.0% of the Bank's total loan portfolio. Loans to State and Municipal Governments totaled $1.2 million or 1.9% of the Bank's total loan portfolio as of March 31, 2004. See Note 3 of Notes to Consolidated Financial Statements.

        The Bank also invests in mortgage-backed securities, government securities, obligations of states or political subdivisions and other debt securities. At March 31, 2004, mortgage-backed securities totaled $15.6 million or 68.7% of the Bank's total investment and mortgage-backed securities portfolio. Government securities, obligations of state and political subdivisions and other debt and equity securities totaled $7.1 million, or 31.3% of the Bank's total investment and mortgage-backed securities portfolio.

        The Bank's loans-to-one borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation -- Federal Regulation of National Banks." At March 31, 2004, the maximum amount which the Bank could have lent under this limit to any one borrower and the borrower's related entities was approximately $1.6 million. At March 31, 2004, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount.

        The Bank's five largest lending relationships at March 31, 2004 were as follows: (i) $7.0 million in loans to a construction company secured by equipment, accounts receivable, assignment of contract and personal guarantees of which $5.5 million was participated to other lenders; (ii) $4.3 million in loans to an individual and his closely held entities secured by real estate, oil production and leaseholds, inventory, equipment, and personal guarantees of which $3.0 million was participated to other lenders; (iii) $3.0 million in loans to a heavy equipment operator of which $1.7 million was participated to other lenders secured by real estate, equipment, inventory, accounts receivable and personal guarantees; (iv) $1.5 million in loans to a grain farming operation and grain elevator business, secured by warehouse receipts, real estate, and personal guarantees; and (v) $1.4 million in loans to a grain farmer secured by real estate, crops, equipment, inventory, and government payments. At March 31, 2004, all of these loans totaling $17.2 million in the aggregate, of which $10.2 million was participated to other lenders, were performing in accordance with their terms.

        LOAN PORTFOLIO COMPOSITION. The following information concerning the composition of the Bank's loan portfolios in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.


                                                                                      March 31,
                                                                ------------------------------------------------------
                                                                          2004                       2003
                                                                ------------------------------------------------------
                                                                   Amount      Percent       Amount       Percent
                                                                ------------------------------------------------------
                                                                               (Dollars in Thousands)
         REAL ESTATE LOANS:
           One- to four-family..............................    $    34,400      52.49%   $    34,079      52.35 %
           Multi-family.....................................            459       0.70            699       1.07
           Commercial and agricultural......................         14,295      21.81         14,414      22.14
           Construction or development......................            857       1.31          1,201       1.85
                                                                -----------   ----------- -----------   -----------
              Total real estate loans.......................         50,011      76.31         50,393      77.41
                                                                -----------   ----------- -----------   -----------

         OTHER LOANS:
           Government Loans:
              State & Municipal.............................          1,227       1.87            759       1.17
           Consumer and other loans:........................          5,129       7.83          5,216       8.01
           Commercial business and agricultural finance loans         9,170      13.99          8,728      13.41
                                                                -----------   ----------- -----------   -----------
              Total other...................................         15,526      23.69         14,703      22.59
                                                                -----------   ----------- -----------   -----------
              Total loans...................................         65.537     100.00%        65,096     100.00%
                                                                -----------   =========== -----------   ===========

         LESS:
           Loans in process.................................           (38)                     (209)
           Unearned discounts...............................            ---                       ---
           Allowance for losses.............................          (655)                     (619)
                                                                -----------               -----------
              Total loans receivable, net...................    $    64,844               $    64,268
                                                                ===========               ===========

        The following schedule illustrates the interest rate sensitivity of the Bank's loan portfolio at March 31, 2004. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract reprices, however, $21.7 million in adjustable rate loans have reached their floor. These loans then report at their maturity date. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                Real Estate
                              -------------------------------------------------
                                                           Multi-family and
                              One- to Four-Family and       Commercial and       Obligations of State &
                              Construction/Development       Agriculture         Municipal Governments      Consumer and Other
                              ----------------------------------------------------------------------------------------------------
                                            Weighted                 Weighted                 Weighted                 Weighted
                                             Average                  Average                  Average                  Average
                                Amount        Rate       Amount        Rate       Amount        Rate       Amount        Rate
                              ----------------------------------------------------------------------------------------------------
                                                                                             (Dollars in Thousands)
   Due During
  Years Ending
    March 31,
----------------
2005(1)......................  $  4,760       6.28%     $  7,420       4.90%     $    259       2.40%     $    688       9.49%
2006 and 2007................     5,109       6.89         1,818       5.87            31       4.96         1,974       8.51
2008 and 2009................     5,146       6.25         2,142       6.23           140       5.20         2,118       6.85
After 2009...................    20,242       6.63         3,374       6.19           797       5.06           349       6.64
                               --------                 --------                 --------                 --------
Total........................  $ 35,257       6.56%     $ 14,754       5.51%     $  1,227       4.51%     $  5,129       7.83%
                               ========     ========    ========     ========    ========     ========    ========     ========


                                Commercial Business
                                        and
                                Agricultural Finance            Total
                              --------------------------------------------------
                                            Weighted                 Weighted
                                             Average                  Average
                                Amount        Rate       Amount        Rate
                              --------------------------------------------------

   Due During
  Years Ending
    March 31,
----------------

2005(1)......................  $  6,562        5.37%     $ 19,689       5.52%
2006 and 2007................       759        5.73         9,691       6.93
2008 and 2009................     1,241        6.05        10,787       6.33
After 2009...................       608        5.54        25,370       6.50
                               --------                  --------
Total........................  $  9,170        5.50%     $ 65,537       6.24%
                               ========      ========    ========     ========

(1) Includes demand loans, loans having no stated maturity and overdraft loans.



        The total amount of loans due after March 31, 2005 which have predetermined interest rates is $15.1 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $30.7 million, a portion of which have reach their contractual floor and are shown in the above table at their contractual maturity.

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

        ONE- TO- FOUR-FAMILY RESIDENTIAL MORTGAGE LENDING. Residential loan originations are generated by the Bank's marketing efforts, its present customers, walk-in customers, and referrals from real estate brokers. Historically, the Bank has focused its lending efforts primarily on the origination of loans secured by one- to four-family residential mortgages in its market area. At March 31, 2004, the Bank's one- to four-family residential mortgage loans totaled $34.4 million, or 52.5%, of the Bank's gross loan portfolio of which $302,000 was non-performing at that date.

        The Bank offers both adjustable and fixed rate mortgage loans. For the year ended March 31, 2004, the Bank originated $28.0 million of real estate loans, of which $22.8 million were secured by one- to four-family residential real estate, $1.6 million was secured by one- to four-family or commercial constructions and land loans and $3.6 million was secured by commercial or agricultural real estate. Substantially all of the Bank's one- to four-family residential mortgage originations are secured by properties located in its market area.

        The Bank offers adjustable-rate mortgage loans at rates and on terms determined in accordance with market and competitive factors. The Bank currently originates adjustable-rate mortgage loans with a term of up to 30 years. The Bank offers one year adjustable-rate mortgage loans with a stated interest rate margin generally over the one-year Treasury Bill Index. Increases or decreases in the interest rate of the Bank's adjustable-rate loans is generally limited to 200 basis points at any adjustment date and 600 basis points over the life of the loan. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as are the Bank's liabilities. The Bank qualifies borrowers for adjustable-rate loans based on the initial interest rate of the loan. As a result, the risk of default on these loans may increase as interest rates increase. See "Asset Quality -- Non-Performing Assets." At March 31, 2004, the total balance of one-to four-family adjustable-rate loans was $27.4 million or 41.7% of the Bank's gross loan portfolio. See "-- Originations, Purchases and Sales of Loans."

        The Bank offers fixed-rate mortgage loans with a term of up to 30 years. At March 31, 2004, the total balance of one- to four-family fixed-rate loans was $7.0 million or 10.7% of the Bank's gross loan portfolio. The Bank also offers U.S. Department of Agriculture ("USDA") Guaranteed Rural Housing Loans to borrowers that meet certain income limitations with minimal to no down payment. These loans are 30-year fixed rate loans with a 90% guarantee from USDA. At March 31, 2004, the total balance of USDA Guaranteed Rural Housing Loans was $315,000 or 0.5% of the Bank's gross loan portfolio. During the fiscal year ended March 31, 2004, the Bank sold $478,000 in USDA Guaranteed Rural Housing Loans. The bank did not retain the servicing on these loans. See "-- Originations, Purchases and Sales of Loans."

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

        The majority of the fixed rate loans currently originated by the Bank are underwritten and documented pursuant to the guidelines of the Federal Home Loan Bank of Chicago's (the "FHLB") Mortgage Partnership Finance ("MPF") program. Effective January 1, 1999, the Bank joined the MPF program offered by the FHLB. This program offers 15 to 30 year fixed rate mortgages. The Bank sells 100% of the principal and receives a fee. The Bank also receives 25 basis points servicing fee. During the year ended March 31, 2004, the Bank originated loans of $10.2 million. See "--Originations, Purchases and Sales of Loans and -- Investment Activities -- Mortgage-backed Securities."

        CONSUMER LENDING. The Bank offers secured and unsecured consumer loans. Secured loans may be collateralized by a variety of asset types, including automobiles, mobile homes and deposits. The Bank currently originates substantially all of its consumer loans in its primary market area. At March 31, 2004, the Bank's consumer loan portfolio totaled $5.1 million, or 7.8% of its gross loan portfolio, of which 93.1% were fixed-rate loans.

        A significant component of the Bank's consumer loan portfolio consists of new and used automobile loans. These loans generally have terms that do not exceed five years. Generally, loans on vehicles are made in amounts up to 80% of the sales price or National Automobile Dealers Association value, whichever is least. At March 31, 2004, the Bank's automobile loans totaled $3.2 million or 4.9% of the Bank's gross loan portfolio. These loans were originated predominately on a direct basis.

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

        Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At March 31, 2004, $1,000 of the Bank's consumer loans were non-performing. There can be no assurances that additional delinquencies will not occur in the future.

        COMMERCIAL AND AGRICULTURAL REAL ESTATE LENDING. The Bank also originates commercial and agricultural real estate loans. At March 31, 2004 approximately $14.3 million, or 21.8% of the Bank's gross loan portfolio, was comprised of commercial and agricultural real estate loans. Of this amount, approximately $1.7 million or 11.7% of these loans were fixed-rate commercial and agricultural real estate loans and approximately $12.6 million or 88.3% were adjustable-rate loans. At March 31, 2004, all of these loans were performing. The largest commercial or agricultural real estate loan was for $921,000.

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

        COMMERCIAL AND AGRICULTURAL BUSINESS LENDING. The Bank also originates commercial and agricultural business loans. At March 31, 2004, approximately $9.2 million, or 14.0% of the Bank's gross loan portfolio, was comprised of commercial and agricultural business loans. Of the $9.2 million, approximately $2.7 million or 29.7% were fixed-rate loans and approximately $6.5 million or 70.3% were adjustable-rate loans. At March 31, 2004, all of the Bank's commercial and agricultural business loans were performing. The largest commercial business loan was to a closely held corporation which had loans totaling $7.0 million. Of this amount, $5.5 million was participated to other lenders.

        Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business and agricultural finance loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business and agricultural finance loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). The Bank's commercial business and agricultural finance loans are usually secured by business or personal assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At March 31, 2004, $33,000 of the Bank's commercial business and agricultural finance loans were unsecured.

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

        CONSTRUCTION LENDING. The Bank had $857,000 in construction loans for one- to four- family residences, commercial property and land loans, or 1.3% of the total loan portfolio at March 31, 2004.

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

        MULTI-FAMILY LENDING. The Bank offers one year adjustable-rate multi-family loans for terms of up to 20 years. The Bank will generally lend up to 80% of the value of the collateral securing the loan. At March 31, 2004, the Bank had $459,000 of multi-family real estate loans or 0.7% of the Bank's gross loan portfolio was comprised of such loans. All of these loans were performing in accordance with their terms at that date.

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

        While the Bank currently originates adjustable-rate and fixed-rate loans, its ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For the year ended March 31, 2004, the Bank originated $27.4 million in fixed-rate loans and $18.4 million in adjustable-rate loans.

        The Bank sold $10.7 million in one- to four-family loans through market programs for the year ended March 31, 2004. Sales of these loans generally are beneficial to the Bank since these sales may produce future servicing income, provide funds for additional lending and other investments and increase liquidity. The Bank does not sell loans pursuant to forward sales commitments and, therefore, an increase in interest rates after loan origination and prior to sale may adversely affect the Bank's income at the time of sale.

        The following table shows the loan origination, purchase, sale and repayment activities of the Bank for the periods indicated.

                                               Year Ended March 31,
                                            ----------------------------
                                                2004          2003
                                            ----------------------------
                                              (Dollars in Thousands)

ORIGINATIONS BY TYPE:
    Real estate:
    One to four-family...................   $    22,788   $    24,757
    Multi-family.........................           ---            44
    Commercial and agricultural..........         3,562         5,115
    Construction and land development....         1,599         1,444

Other:
    Consumer.............................         4,312         5,198
    State & Municipal Government.........         2,273           356
    Commercial business and agricultural
        finance..........................        11,307        11,499
                                            -----------   -----------
          Total loans originated.........        45,841        48,413
                                            -----------   -----------

PURCHASES:
Real Estate:
    Commercial and agricultural..........           112           416

Other:
    Commercial business and agricultural
        finance and other loans..........           ---           150
                                            -----------   -----------
          Total loan purchases...........           112           566

Mortgage-backed securities...............        10,472         4,570
                                            -----------   -----------
          Total purchases................        10,584         5,136
                                            -----------   -----------

SALES AND REPAYMENTS:
Real estate:
    One- to four-family..................        10,694        12,098
    Mortgage-backed securities sales.....           ---           ---
    Commercial & Agriculture.............           ---           585

Other:
Commercial business and agricultural
        finance and other loans..........         4,923         3,300
                                            -----------   -----------
          Total sales....................        15,617        15,983
                                            -----------   -----------

Principal reductions
    Loans................................        29,569        28,211
    Mortgage-backed securities...........         8,505         6,514
                                            -----------   -----------
          Total reductions...............        38,074        34,725
                                            -----------   -----------
Decreases in other items, net                      (565)         (14)
                                            ------------  -----------
Net increase (decrease)..................   $     2,169   $     2,827
                                            ===========   ===========

                                  ASSET QUALITY

        DELINQUENCIES. When a borrower fails to make a required payment on a loan, the Bank attempts to cause the delinquency to be cured by contacting the borrower. In the case of loans secured by real estate, reminder notices are sent to borrowers. If payment is late, appropriate late charges are assessed and a notice of late charges is sent to the borrower. If the loan is in excess of 90 days delinquent, the loan will generally be referred to the Bank's legal counsel for collection.

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

        The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at March 31, 2004.

                                                   Loans Delinquent For:
                      ---------------------------------------------------------------------------------
                            60-89 Days(1)           90 Days and Over(1)              Nonaccrual            Total Delinquent Loans
                      --------------------------------------------------------------------------------------------------------------
                                       Percent                    Percent                      Percent                     Percent
                                       of Loan                    of Loan                      of Loan                     of Loan
                      Number   Amount  Category   Number  Amount  Category    Number   Amount  Category   Number  Amount   Category
                      --------------------------------------------------------------------------------------------------------------
                                                                 (Dollars in thousands)
Real Estate:
One- to four-family..      1   $   14     0.04%     ---      ---      ---         11  $  302     0.88%        12  $  316     0.92%
Construction.........    ---      ---      ---      ---      ---      ---          1      58     6.77          1      58     6.77
Commercial and
  agricultural real
  estate                   1       30     0.21%     ---      ---      ---        ---     ---      ---          1      30     0.21
Consumer.............    ---      ---      ---      ---      ---      ---          1       1     0.02          1       1     0.02
Commercial business
  and agricultural
  finance............    ---      ---      ---      ---      ---      ---        ---     ---      ---        ---     ---      ---
                      -------  ------  --------  -------- ------  --------  --------  ------  --------  --------  ------  -------

    Total............      2   $   44     0.07%     ---   $  ---      ---%        13  $  361     0.55%        15  $  405    0.62%
                      =======  ======  ========  ======== ======  ========  ========  ======  ========  ========  ======  =======

--------------------
(1)     Loans are still accruing.

        NON-PERFORMING ASSETS. The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. Foreclosed assets include assets acquired in settlement of loans.

                                                              Year Ended
                                                               March 31,
                                                      -------------------------
                                                         2004           2003
                                                      -------------------------
                                                         (Dollars in thousands)
        Non-accruing loans:
           One- to four-family.....................   $       302   $       121
           Commercial and agricultural real estate.           ---           140
           Construction............................            58           ---
           Consumer................................             1             7
           Commercial business and agricultural
           finance.................................           ---            10
                                                      -----------   -----------
             Total.................................           361           278
                                                      -----------   -----------

        Foreclosed assets:
          One- to four-family......................            88            54
          Commercial and agricultural real estate..           135            27
          Consumer.................................           ---           ---
                                                      -----------   -----------
             Total.................................           223            81
                                                      -----------   -----------

        Total non-performing assets................   $       584   $       359
                                                      ===========   ===========
        Total as a percentage of total assets......          0.57%         0.35%
                                                      ===========   ===========


        For the year ended March 31, 2004, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $18,000. There was $15,000 that would have been included in interest income on such loans for the year ended March 31, 2003.

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

        In connection with the filing of its periodic reports with the OCC and in accordance with its classification of assets policy, the Bank regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at March 31, 2004, the Bank had classified a total of $336,000 of its assets as substandard and $234,000 as doubtful or loss. At March 31, 2004, total classified assets comprised $570,000, or 5.7% of the Bank's capital, and 0.6% of the Bank's total assets.

        OTHER LOANS OF CONCERN. As of March 31, 2004, there were $3.2 million in loans identified, but not classified, by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the business have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

        Real estate properties acquired through foreclosure are recorded at the market fair value minus 20% of the market fair value if the property is appraised at $50,000 or less. If the property is appraised at greater than $50,000, then the property is recorded at the market fair value less 10% of the market fair value. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At March 31, 2004, the Bank had $223,000 in real estate properties acquired through foreclosure. The properties are for sale and will be sold if the offers to purchase are approved by the Board.

        Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At March 31, 2004, the Bank had a total allowance for loan losses of $655,000, representing 1.0% of the Bank's loans, net. See Note 3 of Notes to Consolidated Financial Statements.

        The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                    March 31,
                          ------------------------------------------------------------------------------------------

                                              2004                                           2003
                          ------------------------------------------------------------------------------------------
                                                          Percent                                        Percent
                                                         of Loans                                       of Loans
                             Amount of        Loan        in Each           Amount of        Loan        in Each
                             Loan Loss     Amounts by   Category to         Loan Loss     Amounts by   Category to
                             Allowance      Category    Total Loans         Allowance      Category    Total Loans
                          ------------------------------------------------------------------------------------------
                                                           (Dollars in thousands)
One- to four-family...... $        102   $     34,400      52.49%        $        104   $     34,079       52.35%
Multi-family.............          ---            459       0.70                  ---            699        1.07
Commercial and
  agricultural real
  estate.................          237         14,295      21.81                  282         14,414       22.14
Construction or
  development............           27            857       1.31                  ---          1,201        1.85
State & Municipal
  Government Loans.......          ---          1,227       1.87                  ---            759        1.17
Consumer.................           12          5,129       7.83                   19          5,216        8.01
Commercial business and
  agricultural finance...          241          9,170      13.99                  214          8,728       13.41
Unallocated..............           36            ---        ---                  ---            ---         ---
                          ------------   ------------    --------        ------------   ------------    --------
                                                          ---
     Total............... $        655   $     65,537     100.00%        $        619   $     65,096      100.00%
                          ============   ============     ======         ============   ============      ======

        The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                            Year Ended
                                                            March 31,
                                                   -----------------------------
                                                        2004          2003
                                                   -----------------------------
                                                      (Dollars in thousands)

Balance at beginning of year....................   $       619    $       534

Charge-offs:
  One- to four-family...........................            49             91
  Commercial and agricultural real estate.......           122             67
  Consumer......................................            32             41
  Commercial business and agricultural finance..             1             20
  Other loans...................................             6            ---
                                                   -----------    -----------
                                                           210            219
                                                   -----------    -----------

Recoveries:
  One- to four-family...........................           ---              4
  Commercial and agricultural real estate.......             3            ---
  Consumer......................................            25             16
  Commercial business and agricultural finance..             8            149
  Other loans...................................             5            ---
                                                   -----------    -----------
                                                            41            169
                                                   -----------    -----------
Net charge-offs.................................           169             50
Additions charged to operations.................           205            135
                                                   -----------    -----------
Balance at end of year..........................   $       655    $       619
                                                   -----------    -----------

Ratio of net charge-offs during the year to
  Average loans outstanding during the year.....          0.25%          0.08%
                                                          ====          =====

Ratio of net charge-offs during the year to
  Average non-performing assets.................         32.17%         17.30%
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

        INVESTMENT SECURITIES. At March 31, 2004, the Bank's investment securities totaled $22.7 million, or 22.3% of its total assets. It has been the Bank's general policy to invest in obligations of state and political subdivisions, federal agency obligations and other investment securities.

        National banks are restricted in investments in corporate debt and equity securities. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank's unimpaired capital and unimpaired surplus as defined by federal regulations, which totaled $9.8 million as of March 31, 2004, plus an additional 10% if the investments are fully secured by readily marketable collateral. At March 31, 2004, the Bank was in compliance with this regulation. See "Regulation -- Federal Regulation of National Banks" for a discussion of additional restrictions on the Bank's investment activities. See Note 2 of Notes to Consolidated Financial Statements.

        The following table sets forth the composition of the Bank's securities all of which are classified as available for sale.

                                                            March 31,
                                           ------------------------------------------
                                                   2004                  2003
                                           ------------------------------------------
                                            Market      % of       Market      % of
                                             Value      Total      Value      Total
                                           ------------------------------------------
                                                     (Dollars in thousands)
Mortgage-backed securities:.............   $ 15,568     68.44     $ 13,840    67.23

State and municipal obligations.........      1,806      7.94        1,339     6.50

FHLB agencies...........................      5,177     22.76        5,312    25.80

Other securities........................        196      0.86           96     0.47
                                                ---      ----           --    -----

     Total available for sale...........   $ 22,747     100.00%   $ 20,587   100.00%
                                           ========     ======    ========   ======

Average remaining life of investment
  and mortgage-backed securities........        17.28 Years           15.85 Years

Other interest-earning assets:
     Total interest-bearing deposits
     with banks.........................   $  7,005     100.00%   $ 11,786   100.00%
                                           ========     ======    ========   ======

        The Bank's investment securities portfolio at March 31, 2004, contained no securities of any issuer with an aggregate book value in excess of 10% of the Bank's retained earnings, excluding those issued by the U.S. government, or its agencies.

        First Robinson's investments, including the mortgage-backed securities portfolio, are managed in accordance with a written investment policy adopted by the Board of Directors.

        OCC guidelines, as well as those of the other federal banking regulators, regarding investment portfolio policy and accounting require banks to categorize securities and certain other assets as held for "investment," "sale," or "trading." In addition, the Bank has adopted SFAS 115 which states that securities available for sale are accounted for at fair value and securities which management has the intent and the Bank has the ability to hold to maturity are accounted for on an amortized cost basis. The Bank's investment policy has strategies for each type of security. At March 31, 2004, the Bank classified $22.7 million of its investments as available for sale.

        MORTGAGE-BACKED SECURITIES. The Bank invests primarily in federal agency obligations. At March 31, 2004, the Bank's investment in mortgage-backed securities totaled $15.6 million or 15.3% of its total assets. All of the mortgage-backed securities are classified as available for sale. At March 31, 2004, the Bank did not have a trading portfolio.

        The following table sets forth the maturities of the Bank's mortgage-backed securities at March 31, 2004.

                                                                    Due in
                                                  -----------------------------------------------
                                                    1 Year      1 to      5 to 10     10 Years
                                                   or Less    5 Years      Years      or More        Total
                                                  -------------------------------------------------------------
Federal Home Loan Mortgage Corporation........       ---        $312        ---        $3,932       $4,244
  Weighted Average Rate.......................       ---       5.00%        ---        5.29%         5.27%

Federal National Mortgage Company.............       ---        ---        $443        5,002         5,445
  Weighted Average Rate.......................       ---        ---        6.51%        5.07         5.19%

Government National Mortgage Company..........       ---        ---         ---        5,879         5,879
  Weighted Average Rate.......................       ---        ---         ---         4.46         4.46%

     Total....................................       ---        $312       $443       $14,813       $15,568
  Weighted Average Rate.......................       ---       5.00%       6.51%       4.89%         4.94%

SOURCES OF FUNDS

        GENERAL. The Bank's primary sources of funds are deposits, receipt of principal and interest on loans and securities, interest earned on deposits with other banks, and other funds provided from operations.

        The Bank has used FHLB advances to support lending activities and to assist in the Bank's asset/liability management strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset\Liability Management." At March 31, 2004, the Bank had $1.0 million in FHLB advances and $7.0 million in FHLB Letters of Credit pledged to secure public unit deposits. The Bank also had a credit enhancement reserve of $913,000 established with the FHLB for participation in the MPF program. These FHLB advances, FHLB Letters of Credit, and the MPF credit enhancement reserve reduced the amount available to borrow from the FHLB of Chicago to $9.5 million. The Bank could also borrow up to $2.0 million from a correspondent bank located in Springfield, Illinois. The Bank has also established borrowing capabilities with the Federal Reserve Bank of St. Louis. See Note 2 of 8 of Notes to Consolidated Financial Statements.

        At March 31, 2004, the Bank had $2.9 million in repurchase agreements. See Note 7 of Notes to Consolidated Financial Statements.

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

                                                        Year Ended
                                                         March 31,
                                             -------------------------------
                                                   2004             2003
                                             -------------------------------
                                                  (Dollars in thousands)

Opening balance...........................   $       82,742   $       82,145
Deposits..................................          675,322          486,304
Withdrawals...............................        (672,879)        (487,232)
Interest credited.........................            1,000            1,525
                                             --------------   --------------

Ending balance............................           86,185           82,742
                                             --------------   --------------

Net (decrease) increase...................   $        3,443   $          597
                                             ==============   ==============

Percent (decrease) increase...............            4.16%            0.73%
                                             ==============   ==============

        The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank for the periods indicated.

                                                                         March 31,
                                                 -----------------------------------------------------------
                                                             2004                         2003
                                                 -----------------------------------------------------------
                                                                   Percent                      Percent
                                                     Amount        of Total       Amount        of Total
                                                 -----------------------------------------------------------
                                                                   (Dollars in thousands)
        TRANSACTIONS AND SAVINGS DEPOSITS:

        Non-interest bearing demand 0%.......... $        8,290        9.62%    $        7,984        9.65%
        Passbook and Money Market Accounts
        (0.89%).................................         26,846       31.15             22,025       26.62
        NOW Accounts (0.91%)....................         17,415       20.20             17,084       20.65
                                                 --------------   -----------   --------------   -----------

        Total non-certificates..................         52,551       60.97             47,093       56.92
                                                 --------------   -----------   --------------   -----------

        CERTIFICATES:
         0.50 - 1.99%........................... $       15,546       18.04     $        5,708        6.90
         2.00 - 3.99%...........................         12,510       14.52             18,749       22.66
         4.00 - 5.99%...........................          4,905        5.69              8,972       10.84
         6.00 - 7.99%...........................            673        0.78              2,220        2.68
                                                 --------------   -----------   --------------   -----------

        Total certificates......................         33,634       39.03             35,649       43.08
                                                 --------------   -----------   --------------   -----------
        Total deposits..........................         86,185     100.00%             82,742      100.00%
                                                 ==============   ===========   ==============   ===========

        The following table shows rate and maturity information for the Bank's certificates of deposit as of March 31, 2004.


                                                                                                          Weighted
                                            0.50-       2.00-     4.00-      6.00-             Percent     Average
                                            1.99%       3.99%     5.99%      7.99%     Total   of Total     Rate
                                        -----------------------------------------------------------------------------
                                                                   (Dollars in thousands)
Certificate accounts maturing
IN QUARTER ENDING:
June 30, 2004.......................... $     5,076   $  2,565  $    327   $    339  $  8,307    24.70%     2.11%
September 30, 2004.....................       4,813      1,956       503         45     7,317    21.76      1.89
December 31, 2004......................       1,925        731        74        249     2,979     8.86      2.12
March 31, 2005.........................       1,949        942       409        ---     3,300     9.81      2.16
June 30, 2005..........................         266        715        86        ---     1,067     3.17      2.26
September 30, 2005.....................       1,148      1,493     1,879         40     4,560    13.56      2.92
December 31, 2005......................         119        854     1,366        ---     2,339     6.95      3.56
March 31, 2006.........................         149        356       ---        ---       505     1.50      2.37
June 30, 2006..........................          66        526       ---        ---       592     1.76      2.87
September 30, 2006.....................          29         53       ---        ---        82     0.24      2.27
December 31, 2006......................         ---        294       ---        ---       294     0.87      2.82
March 31, 2007.........................         ---        716        64        ---       780     2.32      2.99
Thereafter.............................           6      1,309       197        ---     1,512     4.50      3.10
                                        -----------   --------  --------   --------  --------  --------  --------

   Total............................... $    15,546   $ 12,510  $  4,905   $    673  $ 33,634   100.00%     2.37%
                                        ===========   ========  ========   ========  ========  ========  ========

   Percent of total....................      46.22%     37.20%    14.58%      2.00%   100.00%
                                        ===========   ========  ========   ========  ========

        The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of March 31, 2004.

                                                                             Maturity
                                                  --------------------------------------------------------------
                                                                 Over         Over
                                                   3 Months     3 to 6       6 to 12        Over
                                                   or Less      Months       Months      12 months      Total
                                                  --------------------------------------------------------------
Certificates of deposit less than $100,000....    $   5,212    $   5,100    $   5,303    $   9,174    $  24,789

Certificates of deposit of $100,000 or more...        1,138        1,165          836        2,557        5,696

Public funds of $100,000 or more (1)..........        1,957        1,052          140          ---        3,149
                                                  ---------    ---------    ---------    ---------    ---------

Total certificates of deposit.................    $   8,307    $   7,317    $   6,279    $  11,731    $  33,634
                                                  ---------    ---------    ---------    ---------    ---------

---------------
(1)     Deposits from governmental and other public entities.


SUBSIDIARY ACTIVITIES

        As a national bank, the Bank is able to invest unlimited amounts in subsidiaries that are engaged in activities in which the parent bank may engage. In addition, a national bank may invest limited amounts in subsidiaries that provide banking services, such as data processing, to other financial institutions. At March 31, 2004, the Bank had no subsidiaries.

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

        The Bank primarily serves Crawford County, Illinois. There are five commercial banks and one credit union, other than the Bank, which compete for deposits and loans in the Bank's market area.

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

        Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document. See Note 11 of Notes to Consolidated Financial Statements.

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

        The Bank's loans-to-one borrower limit is generally limited to 15% of unimpaired capital and surplus. At March 31, 2004, the maximum amount which the Bank could have lent under this limit to any one borrower and the borrower's related entities was approximately $1.6 million. At March 31, 2004, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. The Bank's five largest lending relationships at March 31, 2004 totaled $17.2 million in the aggregate and were performing in accordance with their terms. Of this amount, $10.2 million was participated to other lenders.

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

FEDERAL RESERVE SYSTEM

        The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At March 31, 2004, the Bank had $146,000 in FRB stock, which was in compliance with these reserve requirements.

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

        As a member, the Bank is required to purchase and maintain stock in the FHLB of Chicago. At March 31, 2004, the Bank had $614,000 in FHLB stock, which was in compliance with this requirement. In the past year, the Bank has received dividends on its FHLB stock.

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

        STATE TAXATION. The Company also is subject to various forms of state taxation under the laws of Illinois as a result of the business it conducts in Illinois.

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

EMPLOYEES

        At March 31, 2004, the Company and the Bank had a total of 41 full-time and 8 part-time employees. The Company's and the Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to all entities subject to this Interpretation no later than the end of the first reporting period that end after December 15, 2004. This interpretation must be applied to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

        For any variable interest entities (VIE's) that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities, and non-controlling interest of the VIE. The application of this Interpretation is not expected to have a material effect on the Company's consolidated financial statements.

        In May 2003, the FASB issued FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before May 15, 2003 and still existing at the beginning of the interim period of adoption. The adoption of this new standard is not expected to have an impact on the consolidated financial position or results of operations of the Company.

        In May 2004, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 105, Loan Commitments Accounted for as Derivative Instruments, providing guidance on the accounting for loan commitments that relate to the origination of mortgage loans that will be held for resale pursuant to FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was released in 1998 and FASB Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which was issued in 2003. The SEC staff have expressed their view that loan commitments that relate to the origination of mortgage loans that will be held for resale are written options from the perspective of the prospective lender. Thus, upon the origination of a loan commitment, the SEC staff believes that the fair value of the loan commitment should be recorded as a liability with the offset to expense to the extent consideration has not been received. The written option would remain a liability until the expiration or culmination of the contract. The provisions of SAB 105 are effective for derivatives entered into after March 31, 2004. Retroactive application is not required. The Company does not expect the adoption of this staff accounting bulletin to materially impact the Company's financial statements or results of operations.

ITEM 2.         DESCRIPTION OF PROPERTIES

        The Bank conducts its business through its main office and three branch offices, which are located in Crawford County, Illinois. The Bank owns its main office and branch offices. The total net book value of the Bank's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at March 31, 2004 was approximately $2.7 million. The following table sets forth information relating to the Bank's offices as of March 31, 2004.

                                                Total         Net Book Value of
                                             Approximate        Buildings and
                               Date             Square         Improvements at
           Location          Acquired          Footage          March 31, 2004
--------------------------------------------------------------------------------

Main Office:
  501 East Main Street         1985             12,420           $1.5 million
  Robinson, Illinois

Branch Offices:
  119 East Grand Prairie       1995             1,800              322,000
  Palestine, Illinois

  102 West Main Street         1995             2,260               70,000
  Oblong, Illinois

  Outer East Main Street       1997             1,000              179,000
  Oblong, Illinois

        The Company and the Bank believe that current facilities are adequate to meet the present and foreseeable needs and are adequately covered by insurance. See Note 4 of Notes to Consolidated Financial Statements.

ITEM 3.         LEGAL PROCEEDINGS

        The Company and the Bank are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of its businesses. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Company and the Bank in the proceedings, that the resolution of these proceedings should not have a material effect on the Company's results of operations on a consolidated basis.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, for the quarter ended March 31, 2004.

                                     PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS

        Pages 55 and 56 of the attached 2004 Annual Report to Stockholders are incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        Pages 5 through 20 of the attached 2004 Annual Report to Stockholders are incorporated herein by reference.

ITEM 7.         FINANCIAL STATEMENTS

        The following information appearing in the Company's Annual Report to Stockholders for the year ended March 31, 2004, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.

                                                                     Pages in
                                                                      Annual
Annual Report Section                                                 Report
---------------------
                                                                   -------------

Reports of Independent Registered Public Accounting Firm.........       21
Consolidated Balance Sheets for the
   Fiscal Years Ended March 31, 2004 and 2003....................       23
Consolidated Statements of Income for the
   Years Ended March 31, 2004 and 2003...........................       24
Consolidated Statements of Stockholders' Equity for
   Years Ended March 31, 2004 and 2003...........................       26
Consolidated Statements of Cash Flows for the
   Years Ended March 31, 2004 and 2003...........................       28
Notes to Consolidated Financial Statements.......................       30


        With the exception of the aforementioned information, the Company's Annual Report to Stockholders for the year ended March 31, 2004, is not deemed filed as part of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        The Board of Directors of the Company has appointed BKD, LLP ("BKD") independent accountants, to be the Company's auditors for the fiscal year ending March 31, 2004. The Company previously engaged Larsson, Woodyard & Henson, LLP ("Larsson") as the Company's independent auditors. At the recommendation of the Company's Audit Committee, the Board of Directors dismissed Larsson in such capacity on March 25, 2004 and engaged BKD to serve as the Company's independent auditor beginning on March 26, 2004.

        As stated on the Company's Form 8-K, filed with the SEC on March 26, 2004, the audit reports of Larsson on the Company's consolidated financial statements as of and for the fiscal years ending March 31, 2002 and March 31, 2003 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

        During the Company's fiscal years ending March 31, 2002 and March 31, 2003, and for the interim period through the date the relationship ended, there were no disagreements with Larsson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Larsson's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

        The Company has provided Larsson with a copy of the disclosures filed with the SEC on March 26, 2004 on Form 8-K. In response, Larsson provided the Company with a letter, attached as Exhibit 16 to the Form 8-K, acknowledging its agreement with such disclosures.

ITEM 8A.        CONTROLS AND PROCEDURES

        Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

DISCLOSURE CONTROLS AND PROCEDURES

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

INTERNAL CONTROL OVER FINANCIAL REPORTING

        There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

        Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 22, 2004, a copy of which was filed with the Securities and Exchange Commission (the "SEC") on June 24, 2004.

EXECUTIVE OFFICERS

        Information concerning Executive Officers of the Company and the Bank is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 22, 2004, a copy of which was filed with the SEC on June 24, 2004.

COMPLIANCE WITH SECTION 16(A)

        Information concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 22, 2004, a copy of which was filed with the SEC on June 24, 2004.

CODE OF ETHICS

        The Company has adopted a Code of Ethics and Business Conduct applicable to all employees and members of the Board of Directors, a copy of which is attached as Exhibit 14 hereto.

ITEM 10.        EXECUTIVE COMPENSATION

        Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 22, 2004, a copy of which was filed with the SEC on June 24, 2004.

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 22, 2004, a copy of which was filed with the SEC on June 24, 2004.

ITEM 12..CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 22, 2004, a copy of which was filed with the SEC on June 24, 2004.

ITEM 13.        EXHIBITS, LIST AND REPORTS ON FORM 8-K

                (A)     EXHIBITS

                                                                                                  REFERENCE TO
     EXHIBIT                                                                                 PRIOR FILING OR EXHIBIT
      NUMBER                                 DOCUMENT                                        NUMBER ATTACHED HERETO
      3(i)      Certificate of Incorporation                                                           *
      3(ii)     By-Laws                                                                                *
      4         Instruments defining the rights of security holders, including debentures              *
      10        Material Contracts                                                                    None
      13        Annual Report to Stockholders                                                          13
      14        Code of Ethics                                                                         14
      21        Subsidiaries of Registrant                                                             21
      23.1      Consent of Current Independent Registered Public Accounting Firm                      23.1
      23.2      Consent of Former Independent Registered Public Accounting Firm                       23.2
      31.1      Certification of Principal Executive Officer pursuant to Section 302 of
                the Sarbanes-Oxley Act of 2002                                                        31.1
      31.2      Certification of Principal Financial Officer pursuant to Section 302 of
                the Sarbanes-Oxley Act of 2002                                                        31.2
      32.1      Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002                                                                           32.1

----------------

* Previously filed as exhibits to the Company's Registration Statement on Form S-1 filed with the SEC on March 19, 1997 (File No. 333-23625). All of such previously filed exhibits are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

                (B)     REPORTS ON FORM 8-K

        A report on Form 8-K was filed on March 26, 2004 announcing the Company's change in certifying accountant.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information concerning principal accountant fees and services is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 22, 2004, a copy of which was filed with the SEC on June 24, 2004.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             FIRST ROBINSON FINANCIAL
                                             CORPORATION


Date:   June 28, 2004                        By:    /s/ Rick L. Catt
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

By:     /s/ Rick L. Catt                     By:    /s/ Jamie E. McReynolds
        ----------------                            -----------------------
        Rick L. Catt, Director, President           Jamie E. McReynolds, Vice
        and Chief Executive Officer                 President, Chief Financial
        (PRINCIPAL EXECUTIVE AND                    Officer and Secretary
        OPERATING OFFICER)                          (CHIEF FINANCIAL AND
                                                    ACCOUNTING OFFICER)

Date:   June 28, 2004                        Date:  June 28, 2004
        -------------                               -------------

By:     /s/ Scott F. Pulliam                 By:    /s/ J. Douglas Goodwine
        --------------------                        -----------------------
        Scott F. Pulliam, Director                  J. Douglas Goodwine,
                                                    Director

Date:   June 28, 2004                        Date:  June 28, 2004
        -------------                               -------------

By:     /s/ Robin E. Guyer                   By:    /s/ Steven E. Neeley
        ------------------                          --------------------
        Robin E. Guyer, Director                    Steven E. Neeley, Director

Date:   June 28, 2004                        Date:  June 28, 2004
        -------------                               -------------

By:     /s/ William K. Thomas                By:    /s/ Donald K. Inboden
        ---------------------                       ---------------------
        William K. Thomas, Director                 Donald K. Inboden, Director

Date:   June 28, 2004                        Date:  June 28, 2004
        -------------                               -------------