Form 10QSB
period 2004-06-30
FIRST ROBINSON FINANCIAL CORP
filed 2004-08-16
CIK 1035991

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2004
                                                 -------------


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

                     YES X            NO
                         -

As of August 12, 2004, the Issuer had 521,749 shares of Common Stock, par value $0.01, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

                     YES             NO X
                                        -


                              FIRST ROBINSON FINANCIAL CORPORATION

                                       Index to Form 10-QSB


PART 1. FINANCIAL INFORMATION                                                        PAGE

    Item 1. Financial Statements

        Condensed Consolidated Balance Sheets as of June 30, 2004
            And March 31, 2004                                                         3

        Condensed Consolidated Statements of Income for the Quarters Ended
            June 30, 2004 and June 30, 2003                                            4

        Condensed Consolidated Statements of Cash Flows for the Quarters
             Ended June 30, 2004 and June 30, 2003                                     6

        Notes to Condensed Consolidated Financial Statements                           8

    Item 2. Management's Discussion and Analysis or Plan of Operations                12

    Item 3.  Controls and Procedures                                                  21

PART II OTHER INFORMATION

    Item 1.   Legal Proceedings                                                       22

    Item 2.   Changes in Securities and Small Business Issuer Purchases of
              Equity Securities                                                       22

    Item 3.   Defaults Upon Senior Securities                                         22

    Item 4.   Submission of Matters to a Vote of Security-Holders                     22

    Item 5.   Other Information                                                       22

    Item 6.   Exhibits and Reports on Form 8-K                                        22

        SIGNATURES                                                                    23

        CERTIFICATIONS                                                                25


                                                  2


Item 1:
                                        FIRST ROBINSON FINANCIAL CORPORATION
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (In thousands, except share data)


                                                                                        (Unaudited)      (Audited)
                                                                                      June 30, 2004    March 31, 2004
                                                                                      -------------    --------------
                                                     ASSETS

Cash and cash equivalents                                                                $  7,381         $  8,485
Available-for-sale securities                                                              26,791           22,747
Loans, net of allowance for loan losses of $659 and $655 at
  June 30, 2004 and March 31, 2004, respectively                                           63,726           64,844
Federal Reserve and Federal Home Loan Bank stock                                              768              760
Premises and equipment, net                                                                 2,624            2,668
Foreclosed assets held for sale, net                                                          206              223
Interest receivable                                                                           515              623
Prepaid income taxes                                                                           14               52
Cash surrender value of life insurance                                                      1,210            1,198
Other                                                                                         292              308
                                                                                         --------         --------

     Total Assets                                                                        $103,527         $101,908
                                                                                         ========         ========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                   86,053           86,185
Federal Home Loan Bank advances                                                             1,000            1,000
Other borrowings                                                                            5,153            2,902
Advances from borrowers for taxes and insurance                                                21               95
Deferred income taxes                                                                           8              168
Interest payable and other liabilities                                                        587              615
                                                                                         --------         --------
     Total Liabilities                                                                     92,822           90,965
                                                                                         --------         --------

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.01 par value; authorized 500,000 shares,
         no shares issued and outstanding
Common stock, $ .01 par value; authorized 2,000,000 shares; 859,625 shares issued;
  outstanding June 30, 2004 - 519,808 shares; March 31, 2004 - 517,716 shares                   9                9
Additional paid-in capital                                                                  8,526            8,486
Retained earnings                                                                           7,461            7,522
Unearned incentive plan shares; 7,231 shares                                                 (125)            (125)
Unearned ESOP and incentive compensation                                                     (364)            (378)
Treasury stock, at cost                                                                    (4,820)          (4,856)
  Common: June 30, 2004 - 332,586 shares; March 31, 2004 - 334,678 shares
Accumulated other comprehensive income                                                         18              285
                                                                                         --------         --------
     Total Stockholders' Equity                                                            10,705           10,943
                                                                                         --------         --------

     Total Liabilities and Stockholders' Equity                                          $103,527         $101,908
                                                                                         ========         ========


See Notes to Condensed Consolidated Financial Statements.

                                                           3


                                FIRST ROBINSON FINANCIAL CORPORATION
                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            For the Quarters Ended June 30, 2004 and 2003
                                (In thousands, except per share data)
                                             (Unaudited)

                                                                             2004             2003
                                                                             ----             ----
Interest and Dividend Income:
  Loans                                                                     $1,027           $1,154
  Securities:
     Taxable                                                                   233              251
     Tax-exempt                                                                 18               15
  Dividends on Federal Reserve and Federal Home Loan Bank stock                 11               13
                                                                                --               --

     Total Interest and Dividend Income                                      1,289            1,433
                                                                             -----            -----

Interest Expense:
  Deposits                                                                     289              388
  Federal Home Loan Bank advances                                               14               41
  Other borrowings                                                              13               28
                                                                                --               --

     Total Interest Expense                                                    316              457
                                                                               ---              ---

     Net Interest Income                                                       973              976

Provision for Loan Losses                                                       45               15
                                                                                --               --

     Net Interest Income After Provision for Loan Losses                       928              961
                                                                               ---              ---

Non-Interest Income:
  Charges and fees on deposit accounts                                         185              162
  Charges and other fees on loans                                                1               32
  Net gain on sale of loans                                                     19               94
  Other                                                                         68               69
                                                                                --               --

     Total Non-Interest Income                                                 273              357
                                                                               ---              ---

Non-Interest Expense:
  Compensation and employee benefits                                           577              524*
  Occupancy and equipment                                                      121              114
  Foreclosed property expense                                                    6                4
  Data Processing                                                               46               33
  Audit, legal and other professional                                           38               30
  Advertising                                                                   17               18
  Telephone and postage                                                         21               25
  Net loss on sale of foreclosed assets                                          3                7
  Other                                                                        113              125
                                                                               ---              ---

     Total Non-Interest Expenses                                               942              880*
                                                                               ---              ---

See Notes to Condensed Consolidated Financial Statements.

*The information presented above has been restated to give proper treatment to the unearned Directors Retirement Plan ("DRP") compensation and the exercise of options under the Company's Incentive Stock Option Plan. See Note 1 of Notes to Condensed Consolidated Financial Statements.

                      FIRST ROBINSON FINANCIAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  For the Quarters Ended June 30, 2004 and 2003
                      (In thousands, except per share data)
                                   (Unaudited)

                                                              2004        2003
                                                              ----        ----


    Income Before Income Taxes                                 259        438*

Provision for Income Taxes                                      97        164*
                                                                --        ---

   Net Income                                                 $162        $274*
                                                              ====        ====

Basic Earnings Per Share                                     $0.33       $0.57*
Diluted Earnings Per Share                                   $0.32       $0.54*












See Notes to Condensed Consolidated Financial Statements.

*The information presented above has been restated to give proper treatment to the unearned Directors Retirement Plan ("DRP") compensation and the exercise of options under the Company's Incentive Stock Option Plan. See Note 1 of Notes to Condensed Consolidated Financial Statements.


                                  FIRST ROBINSON FINANCIAL CORPORATION
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the Quarters Ended June 30, 2004 and June 30, 2003
                                             (In thousands)
                                               (Unaudited)


                                                                                 2004             2003
                                                                                 ----             ----
Cash flows from operating activities:
    Net income                                                                   $162             $274*
     Items not requiring (providing) cash
     Depreciation and amortization                                                 66               57
     Provision for loan losses                                                     45               15
     Amortization of premiums and discounts on securities                          32               49
     Amortization of loan servicing rights                                         14               37
     Compensation related to incentive plans                                      (1)               --
     Compensation related to ESOP                                                  37               33
     Compensation related to the exercise of options                               54                1*
     Deferred income taxes                                                         --              (26)*
     Federal Home Loan Bank Stock dividends                                        (8)              (9)
     Originations of mortgage loans held for sale                              (1,016)          (5,165)
     Proceeds from the sale of mortgage loans                                   1,035            5,259
     Net gain on loans sold                                                       (19)             (94)
     Net loss on sale of foreclosed property                                        3                7
     Changes in:
     Interest receivable                                                          108               11
     Cash surrender value of life insurance                                       (12)             (14)
     Other assets                                                                   2              (14)
     Prepaid income taxes                                                          38               --
     Accrued income taxes                                                          --              139*
     Interest payable and other liabilities                                       (28)             230*
                                                                                  ---              ---

         Net cash provided by operating activities                                512              790*
                                                                                  ---              ---

   Cash flows from investing activities:
     Proceeds from maturities of securities available for sale                  1,000               32
     Purchase of securities available for sale                                 (6,844)          (6,909)
     Federal Reserve Bank Stock purchased                                          --              (11)
     Repayment of principal on mortgage-backed securities                       1,341            2,634
     Net change in loans                                                        1,071           (2,749)
     Proceeds from sale of foreclosed assets                                       16                4
     Purchase of premises and equipment                                           (22)             (97)
                                                                                  ---              ---

       Net cash used in investing activities                                   (3,438)          (7,096)
                                                                               -------          -------


See Notes to Condensed Consolidated Financial Statements.

*The information presented above has been restated to give proper treatment to the unearned Directors Retirement Plan ("DRP") compensation and the exercise of options under the Company's Incentive Stock Option Plan. See Note 1 of Notes to Condensed Consolidated Financial Statements.


                                   FIRST ROBINSON FINANCIAL CORPORATION
                              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               For The Quarters Ended June 30, 2004 and 2003
                                              (In thousands)
                                                (Unaudited)

                                                                                        2004             2003
                                                                                        ----             ----
Cash flows from financing activities:
   Net (decrease) increase in deposits                                                  $(132)            $715
   Proceeds from other borrowings                                                      10,617           15,903
   Repayment of other borrowings                                                       (8,366)         (16,020)
   Purchase of incentive plan shares                                                       --             (220)*
   Dividends paid                                                                        (223)            (207)
   Net (decrease) increase in advances from borrowers for taxes and insurance             (74)              36
                                                                                         ----              ---

      Net cash provided by financing activities                                         1,822              207
                                                                                        -----              ---

Decrease in cash and cash equivalents                                                  (1,104)          (6,099)

Cash and cash equivalents at beginning of period                                        8,485           13,021
                                                                                        -----           -----

Cash and cash equivalents at end of period                                             $7,381           $6,922
                                                                                       ======           ======


Supplemental Cash Flows Information

     Interest paid                                                                       $321             $465

     Income taxes paid (net of refunds)                                                    59               52

     Sale and financing of foreclosed property                                             14               43

     Real estate acquired in settlement of loans                                           16               --





See Notes to Condensed Consolidated Financial Statements.

*The information presented above has been restated to give proper treatment to the unearned Directors Retirement Plan ("DRP") compensation and the exercise of options under the Company's Incentive Stock Option Plan. See Note 1 of Notes to Condensed Consolidated Financial Statements.

                      FIRST ROBINSON FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of First Robinson Financial Corporation (the Company) and its wholly owned subsidiary, First Robinson Savings Bank, National Association (the Bank). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying Condensed Consolidated financial statements are unaudited and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management of the Company, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at June 30, 2004 and the results of its operations and cash flows for the three months ended June 30, 2004 and 2003. The results of operations for those months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

The Consolidated Balance Sheet of the Company, as of March 31, 2004, has been derived from the audited Consolidated Balance Sheet for the Company as of that date.

Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 financial statement presentation. These reclassifications had no effect on net income.

The unaudited interim condensed consolidated financial statements for the June, September and December 2003 periods did not give proper effect to the unearned Directors' Retirement Plan ("DRP") compensation and the exercise of options under the Company's Incentive Stock Option Plan. However, the information presented in the annual report on Form 10-KSB as of March 31, 2004 gave proper effect to the DRP and the exercise of options. The information presented above in the consoldiated financial statements for the periods ended June 30, 2004 and 2003 also give proper treatment to the DRP and the exercise of options. The unaudited corrected amounts and the amounts as reported in the interim reports on Form 10-QSB for June, September and December 2003 are presented in Exhibit 99.

2. EMPLOYEE STOCK OWNERSHIP PLAN

In connection with the conversion to the stock form of ownership, the Board of Directors established an employee stock ownership plan (ESOP) for the exclusive benefit of participating employees. Employees age 21 or older who have completed one year of service are eligible to participate. Upon the issuance of the common stock, the ESOP acquired 68,770 shares of $0.01 par value common stock at the subscription price of $10.00 per share. The Bank makes contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. As the debt is repaid, shares are released from collateral and allocated to active employees. Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the Condensed Consolidated balance sheets. As shares are released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share calculations. Dividends on allocated shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt or accrued interest. ESOP compensation expense for the three months ended June 30, 2004 and 2003 were $37,000 and $33,000 respectively.

3. AUTHORIZED SHARE REPURCHASE PROGRAM

On January 20, 2004, the Board of Directors authorized and announced the open-market stock repurchase of up to 25,000 shares of the Company's outstanding stock for a period of approximately 6 months. The program expired on June 30, 2004 with none of the authorized shares repurchased. On July 20, 2004, the Board of Directors again authorized the open-market repurchase of up to 25,000 shares of the Company's outstanding stock with the program to expire December 31, 2004. As of July 20, 2004 a total of 334,750 shares have been repurchased, with 2,164 shares being issued for the exercise of stock options. The number of shares, as of July 20, 2004, held in Treasury are 332,586.

                      FIRST ROBINSON FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to the increase in the average shares outstanding which would have resulted from the exercise of dilutive stock options. The components of basic and diluted earnings per share for the three months ended June 30, 2004 and 2003 were computed as follows (dollar amounts in thousands except per share data):


                                                                           Weighted
                                                                            Average        Per Share
                                                              Income         Shares         Amount
                                                             -----------------------------------------
For the Quarter Ended June 30, 2004:

Basic Earnings per Share:
    Income available to common stockholders                    $162         489,956          $0.33
                                                                                             =====

Effect of Dilutive Securities:
  Unearned incentive plan shares                                             13,480
  Stock options                                                               9,675
                                                             -----------------------------------------
Diluted Earnings per Share:
    Income available to common stockholders                    $162         513,111          $0.32
                                                             ========================================

For the Quarter Ended June 30, 2003:

Basic Earnings per Share:
    Income available to common stockholders                    $274         483,061          $0.57
                                                                                             =====

Effect of Dilutive Securities:
  Unearned incentive plan shares                                             13,451
  Stock options                                                              81,330
                                                             -----------------------------------------

Diluted Earnings per Share:
    Income available for common stockholders                   $274         505,560          $0.54
                                                             ========================================

                      FIRST ROBINSON FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5. STOCK-BASED COMPENSATION

In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" (SFAS 148), the Company provides disclosures as if the Company had adopted the fair value-based method of measuring all outstanding employee stock options during the three months ended June 30, 2004 and 2003 as indicated in the following table. The prospective method of accounting for stock options that the Company has elected to follow, as allowed by SFAS 148, recognizes the impact of only newly issued employee stock options. The following table presents the effect on net income and earnings per share had the fair value-based method applied to all outstanding and unvested awards for the three months ended June 30, 2004 and 2003.

                                                           Three Month Period
                                                           ------------------

                                                                  June 30
                                                                  -------

                                                           2004            2003
                                                           ----            ----
                                                              (In thousands)

Net income, as reported                                    $162             $274

Add: Stock-based employee compensation expense
     included in reported income, net of related tax
     effects                                                 77               63

Deduct: Total stock-based
    employee compensation expense
    determined under fair value
    based method for all awards,
    net of related tax effects                             (78)             (63)
                                                           ----             ----

    Pro forma net income                                   $161             $274
                                                           ====             ====

Earnings per common share - basic:
    As reported                                           $0.33            $0.57

    Pro forma                                             $0.33            $0.57

Earnings per common share - diluted:
    As reported                                           $0.32            $0.54

    Pro forma                                             $0.32            $0.54


6. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued FASB Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, an interpretation of APB No. 51, a revision to FASB Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES issued January 2003. The Interpretation is intended to achieve more consistent application of consolidation policies to variable interest entities and, thus to improve comparability between enterprises engaged in similar activities even if some of those activities are conducted through variable interest entities. The provisions of this Interpretation are effective for financial statements issued for fiscal years ending after December 31, 2003.

                      FIRST ROBINSON FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


FASB Statement No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise was effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.

In March 2004, the SEC issued Staff Accounting Bulletin No. 105, APPLICATION OF ACCOUNTING PRINCIPALS TO LOAN COMMITMENTS, or SAB 105, which addresses the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB 105 is effective for all mortgage loan commitments that are accounted for as derivative instruments that are entered into after March 31, 2004. The implementation of SAB 105 had no material effect on the Company's Condensed Consolidated financial position or results of operations.


7. OTHER-THAN-TEMPORARY IMPAIRMENT OF INVESTMENTS

The following table shows our investments' gross unrealized losses and fair value, aggregrated by investment catagory and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2004.


Description of Securities           Less Than 12 Months        More Than 12 Months                 Total
-------------------------           -------------------        -------------------                 -----
                                               Unrealized                  Unrealized                 Unrealized
                                   Fair Value    Losses        Fair Value    Losses       Fair Value    Losses
                                   ----------------------      ----------------------     ----------------------
U.S. government agenices               $---       $---            $---       $---             $---        $---
States and political subdivisions       662         36             ---        ---              662          36
Mortgage-backed securities            9,284        119           2,642         89           11,926         208
                                      -----        ---           -----         --           ------         ---

  Total impaired securities          $9,946       $155          $2,642        $89          $12,588        $244
                                     ======       ====          ======        ===          =======        ====

8. COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income, which for the Company includes unrealized gains and losses on securities available for sale. Comprehensive income, unaudited, is as follows:

                                                                Unaudited
                                                     Three Month Periods Ended June 30,
                                                     ----------------------------------

                                                          2004               2003
                                                          ----               ----
                                                               (In Thousands)
                                                               --------------
Net Income                                                $162               $274
                                                          ----               ----
Other Comprehensive Income (Loss):
   Unrealized gains (losses) on securities               (427)                 24
   Related tax effects                                     160                (9)
                                                           ---                ---
   Other Comprehensive Income (Loss)                     (267)                 15
                                                         -----                 --
     Comprehensive Income (Loss)                        $(105)               $289
                                                        ======               ====

Item 2:
                      FIRST ROBINSON FINANCIAL CORPORATION
           Management's Discussion and Analysis or Plan of Operations

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

Our net income is dependent primarily on our net interest income, which is the difference between interest earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is a function of our "interest rate spread," which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. To a lesser extent, our net income also is affected by the level of general and administrative expenses and the level of other income, which primarily consists of service charges and other fees.

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

BUSINESS STRATEGY

First Robinson Savings Bank, N.A. is a community-oriented, locally owned financial institution offering services to residents and businesses of Crawford County, Illinois, our primary market area. Periodically, the Board of Directors and management meet to strategically plan for the future. We review and discuss both current and new products and services to determine their effect on our profitability and customer service. Management has established advisory boards, consisting of six or seven community members in Oblong and Palestine. These boards, along with the Board of Directors, believe we should continue to emphasize our three primary

                      FIRST ROBINSON FINANCIAL CORPORATION
           Management's Discussion and Analysis or Plan of Operations

strengths. Those strengths are 1) our staff, which are local, involved, friendly and service oriented; 2) our locally owned and operated Bank; and 3) our excellent reputation and community image. The strategic plan identifies the most critical issue to our success as consistent earnings. Net earnings have remained relatively consistent. A positive factor in maintaining consistent earnings is the Bank's overall asset quality, which is very good. The Bank continues to offer fixed rate residential real estate mortgages through programs with the Federal Home Loan Bank of Chicago and USDA Rural Development. The current interest rate environment has allowed these programs to continue to grow and provide additional non-interest income to the Bank. We have continued to see an increase in the number of checking and savings accounts, which has resulted in excellent growth of our core deposits. This supports our strategic plan as it helps us lower our overall cost of funds. However, we have experienced a slight decline in our certificates of deposit as interest rates have declined. Our Internet banking service is very popular and the number of customers actively using the service is increasing. The Internet banking product has allowed us to provide direct deposit and payroll services to our business customers. It also allows us to offer cash management and bill paying. We provide investment brokerage services to our customers through PrimeVest Financial Services. The service continues to grow and is also providing non-interest income. We continue to maintain a strong presence in the community and are pleased to be the only independent community bank in Robinson, Palestine and Oblong, Illinois.

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

The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at June 30, 2004.


                                                      Loans Delinquent For:
                         -------------------------------------------------------------------------------
                               30-89 Days(1)           90 Days and Over(1)            Nonaccrual           Total Delinquent Loans
                         ------------------------    -----------------------    ------------------------   -------------------------
                                         Percent                     Percent                    Percent                    Percent
                                         of Loan                     of Loan                    of Loan                    of Loan
                         Number  Amount  Category    Number  Amount  Categoy    Number  Amount  Category   Number  Amount  Category
                         ------  ------  --------    ------  ------  -------    ------  ------  --------   ------  ------  --------
                                                                         (Dollars in thousands)
Real Estate:
   One- to
   four-family.....         9     $347     1.01%       ---    $---       ---       12     $298    0.87%       21     $645    1.88%
   Commercial and
   agricultural
    real estate....       ---      ---       ---       ---     ---       ---        1      160    1.13         1      160    1.13
State and
Municipal
Gov'ts                      2      105      8.34       ---     ---       ---      ---      ---     ---         2      105    8.34
Consumer...........         9       47      0.92       ---     ---       ---        1        1    0.02        10       48    0.94
Commercial
   business and
   agricultural
   finance.........         3       43      0.50       ---      ---      ---       --       --     ---         3       43    0.50
                            -       --      ----       ---      ---      ---       --       --     ---         -       --    ----

     Total......           23     $542      0.84%      ---     $---      ---%      14     $459    0.71%       37   $1,001   1.55%
                           ==     ====      ====       ===     ====      ====      ==     ====    =====       ==   ======   =====

------------------------------------------------------------------------------------------------------------------------------------
(1)  Loans are still accruing.

                      FIRST ROBINSON FINANCIAL CORPORATION
           Management's Discussion and Analysis or Plan of Operations


NON-PERFORMING ASSETS. The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. Foreclosed assets include assets acquired in settlement of loans.

                                           June 30     March 31,     June 30,
                                          ----------------------------------
                                            2003         2003         2002
                                          --------     --------     --------

Non-accruing loans:
  One- to four-family................         $298         $302          284
   Construction and development......          ---           58          ---
  Commercial and agricultural
     real estate.....................          160          ---          139
  Consumer...........................            1            1          ---
  Commercial business and
     agricultural finance............          ---          ---          ---
                                          --------     --------     --------
       Total.........................          459          361          423
                                          --------     --------     --------

Foreclosed assets:
  One- to four-family................           71           88            6
  Commercial and agricultural
     real estate.....................          135          135           25
  Consumer...........................          ---          ---          ---
                                          --------     --------     --------
       Total.........................          206          223           31
                                          --------     --------     --------

Total non-performing assets..........         $665         $584         $454
                                          ========     ========     ========
Total as a percentage of total
  assets.............................        0.64%        0.57%        0.44%
                                          ========     ========     ========

Gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $7,000 for the three months ended June 30, 2004 and $7,000 for the three months ended June 30, 2003.

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

                      FIRST ROBINSON FINANCIAL CORPORATION
           Management's Discussion and Analysis or Plan of Operations

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

In connection with the filing of its periodic reports with the OCC and in accordance with its classification of assets policy, the Bank regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at June 30, 2004, the Bank had classified a total of $875,000 of its assets as substandard and $235,000 as doubtful or loss. At June 30, 2004, total classified assets comprised $1.1 million, or 11.0% of the Bank's capital, and 1.1% of the Bank's total assets.

OTHER LOANS OF CONCERN. As of June 30, 2004, there were $3.8 million in loans identified, but not classified, by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the business have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

Real estate properties acquired through foreclosure are recorded at the market fair value minus 20% of the market fair value if the property is appraised at $50,000 or less. If the property is appraised at greater than $50,000, then the property is recorded at the market fair value less 10% of the market fair value. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At June 30, 2004, the Bank had $206,000 in real estate properties acquired through foreclosure. The properties are for sale and will be sold if the offers to purchase are approved by the Board

Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At June 30, 2004, the Bank had a total allowance for loan losses of $659,000, representing 1.03% of the Bank's loans, net. At March 31, 2004, the Bank's total allowance for loan losses to the Bank's loans, net was at 1.01%.

                      FIRST ROBINSON FINANCIAL CORPORATION
           Management's Discussion and Analysis or Plan of Operations

     The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

                                             June 30, 2004                          March 31, 2004
                             ------------------------------------------------------------------------------------

                                                          Percent of                                 Percent of
                                                           Loans in                                   Loans in
                               Amount of       Loan          Each        Amount of                      Each
                               Loan Loss    Amounts by    Category to    Loan Loss   Loan Amounts   Category to
                               Allowance     Category     Total Loans    Allowance    by Category   Total Loans
                               ---------     --------     -----------    ---------    -----------   -----------
                                                           (Dollars in thousands)
One- to four-family....            $146       $34,211        52.89%          $102       $34,400          52.49%
Multi-family...........             ---           615          0.95           ---           459           0.70
Commercial and
   agricultural real
   estate..............             317        14,175         21.92           237        14,295           21.80
Construction or
   development.........              32           785          1.21            27           857            1.31
Consumer and other
   loans...............              10         5,099          7.88            12         5,129            7.83
State and Municipal
   Governments.........             ---         1,259          1.95           ---         1,227            1.87
Commercial business
   and agricultural
   finance.............             145         8,540         13.20           241         9,170           13.99

Unallocated............               9                                        36

     Total.............            $659       $64,684        100.00%         $655       $65,537          100.00%
                                   ====       =======        ======          ====       =======          ======

     The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                               Three Months Ended
                                                                    June 30,
                                                            ------------------------
                                                               2004          2003
                                                            -----------   ---------
                                                                           (Dollars

        Balance at beginning of period...................         $655        $619

        Charge-offs:
          One- to four-family............................          ---         ---
          Commercial and agricultural real estate........           43
          Consumer.......................................            1           1
          Commercial business and agricultural finance...            2         ---
          Other loans....................................            4         ---
                                                                   ---         ---
                                                                    50           1
                                                                    --          --

        Recoveries:
          One- to four-family............................            1         ---
          Commercial and agricultural real estate........            2
          Consumer.......................................            1           5
          Commercial business and agricultural finance...            2           5
          Other loans....................................            3         ---
                                                                   ---          --
                                                                     9          10
                                                                     -          --

        Net charge-offs..................................           41          (9)
        Additions charged to operations..................           45          15
                                                                    --           -
        Balance at end of year...........................         $659        $643
                                                                  ----        ----

        Ratio of net charge-offs during the period to
         average loans outstanding during the period.....        0.06%      (0.01%)
                                                                 ====        ====

        Ratio of net charge-offs during the period to
         average non-performing assets...................        6.54%      (2.08)%
                                                                 ====       =====

                      FIRST ROBINSON FINANCIAL CORPORATION
           Management's Discussion and Analysis or Plan of Operations


FINANCIAL CONDITION

COMPARISON AT JUNE 30, 2004 AND MARCH 31, 2004

Our total assets increased by approximately $1.6 million, or 1.6%, to $103.5 million at June 30, 2004 from $101.9 million at March 31, 2004. This increase in total assets was primarily the result of an increase in securities available for sale. Securities available for sale increased by $4.0 million, or 17.8%, to $26.8 million as of June 30, 2004 from $22.7 million at March 31, 2004. Federal Reserve and Federal Home Loan Bank stock increased by $8,000, or 1.1%, to $768,000 as of June 30, 2004. Cash surrender value of life insurance increased by $12,000, or 1.0%, to $1.2 million at June 30, 2004. These increases were offset primarily by significant decreases in cash and cash equivalents and net loans. Loans, net of allowance for loan losses, decreased by $1.1 million, or 1.7%, to $63.7 million as of June 30, 2004 from $64.8 million at March 31, 2004, while total cash and cash equivalents decreased by $1.1 million, or 13.0%, from $8.5 million at March 31, 2004 to $7.4 million as of June 30, 2004. Premises and equipment decreased by $44,000, or 1.6%, to $2.6 million. Foreclosed assets held for sale decreased by $17,000 or 7.6%, to $206,000 at June 30, 2004. Accrued interest receivable decreased by $108,000, or 17.3%, from $623,000 at March 31, 2004 to $515,000 as of June 30, 2004. Prepaid income taxes decreased by $38,000, or 73.1%, to $14,000. Other assets decreased by $16,000, or 5.2%, to $292,000 at
June 30, 2004 from $308,000 at March 31, 2004.

Liabilities increased approximately $1.9 million, or 2.1%, to $92.8 million at June 30, 2004 from $91.0 million at March 31, 2004. The primary reason for the increase in our liabilities was the increase in other borrowings. Total borrowings increased by $2.3 million, or 77.6%, to $5.2 million at June 30, 2004 up from $2.9 million at March 31, 2004. Total deposits decreased by $132,000, or 0.2%, from $86.2 million as of March 31, 2004 to $86.1 million as of June 30, 2004. Of the decrease in total deposits, time deposits decreased by $1.1 million, or 3.4% from $33.6 million at March 31, 2004 to $32.5 million at June 30, 2004. However, non-interest bearing deposits, which consist of demand, savings, NOW and money market deposits, increased by $1.0 million, or 1.9%, to $53.5 million at June 30, 2004 from $52.5 million at March 31, 2004. Advances from borrowers for taxes and insurance decreased $74,000, or 77.9%, deferred income taxes decreased $160,000, or 95.2%, and accrued interest payable and other liabilities decreased by $28,000, or 4.6%.

Stockholders' equity decreased $238,000, or 2.2%, to $10.7 million as of June 30, 2004 down from $10.9 million on March 31, 2004. Retained earnings decreased by $61,000, or 0.8%, as a $0.43 per share dividend paid on June 16, 2004 to stockholders of record as of June 2, 2004 amounted to a total of $223,000 being paid from retained earnings, which offset net income of $162,000 for the quarter. Accumulated other comprehensive income decreased by $267,000, or 93.7%, to $18,000 at June 30, 2004 as a result of market valuation on available for sale securities. These decreases were offset by an increase of $40,000, or 0.5% in additional paid-in capital and decreases of $36,000, or 0.7% in treasury stock and $14,000, or 3.7% in unearned Employee Stock Ownership Plan and Directors' Retirement Plan compensation.


RESULTS OF OPERATION

COMPARISON OF THE QUARTERS ENDED JUNE 30, 2004 AND 2003

PERFORMANCE SUMMARY

Our net earnings were $162,000 for the first quarter of the 2005 fiscal year while earnings for the same period in the prior year were $274,000. The $112,000, or 40.9% decrease in net income was primarily the result of a decrease of $33,000, or 3.4%, in net interest income after provision for loan losses, a decrease of $84,000, or 23.5%, in non-interest income and an increase of $62,000, or 7.0%, in non-interest expenses, offset in part by a decrease of $67,000, or 40.9%, in provision for income taxes.

                      FIRST ROBINSON FINANCIAL CORPORATION
           Management's Discussion and Analysis or Plan of Operations


NET INTEREST INCOME

Net interest income decreased slightly by $3,000, or 0.3%, to $973,000 during the three months ended June 30, 2004, as compared to $976,000 during the same period in the prior year. Interest income decreased by $144,000, or 10.0%, to $1.3 million for the quarter ended June 30, 2004 down from $1.4 million for the same period last year. However, management has continued to monitor and lower interest rates on deposits when appropriate to help offset the decline in interest income. We have made a conscious effort to move deposit funds into savings and checking accounts, which are traditionally lower cost than certificates of deposit. Management has continued to avoid aggressively bidding on jumbo certificates of deposit. As a result, interest expense for the June 30, 2004 quarter decreased by $141,000, or 30.9%, to $316,000 as compared to $457,000 for the same three months ending June 30, 2003.

NON-INTEREST INCOME

Total non-interest income decreased by $84,000, or 23.5%, to $273,000 during the three months ended June 30, 2004, as compared to $357,000 during the same period in the prior year. The decrease in total non-interest income was from a decrease of $31,000, or 96.9%, in charges and other fees on loans, a decrease of $75,000, or 79.8%, in gain on sale of loans and a slight decrease of $1,000, or 1.4% in other non-interest income. These decreases were offset in part by an increase of $23,000, or 14.2%, in charges and fees on deposit accounts. The 14.2% increase in charges and fees on deposit accounts was primarily the result of continued growth in a bounce protection program on our checking accounts. The decrease in charges and other fees on loans and the decrease in gain on sale of loans were the results of decreased activity in the rewriting of real estate mortgage loans. The Bank sells real estate loans on a per loan basis and retains the servicing, for which we receive income, in connection with the Mortgage Partnership Finance ("MPF") program of the Federal Home Loan Bank of Chicago. As rates have risen slightly, the number of loans being written in the program has decreased which, in turn, has decreased our non-interest income.

NON-INTEREST EXPENSE

Total non-interest expense increased by $62,000, or 7.0%, to $942,000 during the three months ended June 30, 2004, as compared to $880,000 during the same period in the prior year. This increase was due primarily to an increase of $53,000, or 10.1%, in compensation and employee benefits, an increase of $7,000, or 6.1%, in occupancy and equipment expense, an increase of $2,000, or 50.0%, in foreclosed property expense, an increase of $13,000, or 39.4%, in data processing expenses and an increase of $8,000, or 26.7% in audit, legal and other professional expenses. These increases were offset by a $1,000, or 5.6%, decrease in advertising expense, a $4,000, or 16.0%, decrease in telephone and postage expenses, a decrease of $4,000, or 57.1%, in net loss on sale of foreclosed assets and a $12,000, or 9.6%, decrease in other expenses. The increase in compensation and employee benefits was primarily the result of $54,000 in compensation related to stock options exercised. The increases in occupancy and equipment and data processing expenses were related to the document and check imaging systems we installed in July and August 2003. The increase in audit, legal and other professional expenses was primarily the result of increased audit expenses incurred as the Company complies with the Sarbanes Oxley legislation.

PROVISION FOR LOAN LOSSES

During the three months ended June 30, 2004, we recorded provision for loan losses of $45,000 as compared to $15,000 for the June 30, 2003 quarter. We recorded such provisions to adjust our allowance for loan losses to a level deemed appropriate based on an assessment of the volume of lending presently being conducted by the bank, industry standards, past due loans, economic conditions in our market area generally and other factors related to the collectiblity of the loan portfolio. Our non-performing assets as a percentage of total assets were 0.64% at June 30, 2004 as compared to 0.44% at June 30, 2003.

PROVISION FOR INCOME TAXES

The Company recognized a provision for federal and state income taxes of $97,000 for the three months ended June 30, 2004 as compared to a provision for income taxes of $164,000 for the same period in the prior year. The effective tax rate was 37.5% for both the three months ended June 30, 2004 and the quarter ended June 30, 2003.

                      FIRST ROBINSON FINANCIAL CORPORATION
           Management's Discussion and Analysis or Plan of Operations


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

At June 30, 2004 we had $1.0 million in advances from the FHLB of Chicago outstanding with no change from the amount of advances as of March 31, 2004. We use our liquidity resources principally to meet outstanding commitments on loans, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. We anticipate no foreseeable problems in meeting current loan commitments. At June 30, 2004, we had outstanding commitments to extend credit, which amounted to $8.1 million (including $5.3 million, in available revolving commercial and agricultural lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet any foreseeable liquidity needs.

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


REGULATORY CAPITAL

The Company and the Bank are subject to capital requirements of the federal bank regulatory agencies which require the Bank to maintain minimum ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8% respectively. Tier I capital consists of total stockholders' equity calculated in accordance with generally accepted accounting principals less intangible assets, and total capital is comprised of Tier I capital plus certain adjustments, the only one of which is applicable to the Bank is the allowance for loan losses. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Bank adjusted for relative risk levels using formulas set forth by OCC regulations. The Bank is also subject to an OCC leverage capital requirement, which calls for a minimum ratio of Tier I capital to quarterly average total assets of 3% to 5%, depending on the institution's composite ratings as determined by its regulators. Both the Bank and the Company are considered well-capitalized under federal regulations.

                      FIRST ROBINSON FINANCIAL CORPORATION
           Management's Discussion and Analysis or Plan of Operations

REGULATORY CAPITAL

At June 30, 2004, the Bank was in compliance with all of the aforementioned capital requirements as summarized below:

                                                                             June 30, 2004
                                                                             -------------
                                                                            (In Thousands)
                                                                            --------------
Tier I Capital:
         Common stockholders' equity                                            $10,049
         Unrealized loss (gain) on securities available for sale                   (18)
         Disallowed intangible assets                                              (17)

           Total Tier I capital                                                  10,014

Tier II Capital:
         Total Tier I capital                                                    10,014
         Qualifying allowance for loan losses                                       659

           Total risk-based capital                                              10,673

Risk-weighted assets                                                             60,839
Quarter average assets                                                          101,755


                                                                                                        to be Well Capitalized
                                                                                                           Under the Prompt
                                                                               for Capital                 Corrective Action
                                                Actual                      Adequacy Purposes                 Provisions
                                                ------                      -----------------                 ----------
                                         Amount         Ratio             Amount          Ratio           Amount          Ratio
                                         ------         -----             ------          -----           ------          -----
As of June 30, 2004:
      Total Risk-Based Capital
       (to Risk-Weighted Assets)        $10,673        17.54%             $4,867          8.00%            $6,084        10.00%
    Tier I Capital
      (to Risk-Weighted Assets)          10,014        16.46%              2,434          4.00%             3,650         6.00%
    Tier I Capital
      (to Average Assets)                10,014         9.84%              4,070          4.00%             5,088         5.00%

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

DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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

                            PART II OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS
            None

Item 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES


PURCHASES OF EQUITY SECURITIES BY COMPANY (1)
----------------------- ------------------- ---------------------- ------------------------ -------------------------
Period                  Total Number of     Average Price Paid     Total Number of Shares   Maximum Number of
                        Shares Purchased    per Share              Purchased as Part of     Shares that May Yet Be
                                                                   Publicly Announced       Purchased Under the
                                                                   Plans or Programs        Plans or Programs
----------------------- ------------------- ---------------------- ------------------------ -------------------------
4/1/2004 - 4/30/2004     ---                --                     ---                      25,000
------------------------ ------------------ ---------------------- ------------------------ -------------------------
5/1/2004 - 5/31/2004     ---                --                     ---                      25,000
------------------------ ------------------ ---------------------- ------------------------ -------------------------
6/1/2004 - 6/30/2004     ---                --                     ---                      25,000
------------------------ ------------------ ---------------------- ------------------------ -------------------------
Total                    ---                --                     ---                      25,000
------------------------ ------------------ ---------------------- ------------------------ -------------------------

(1) On January 20, 2004, the Board of Directors authorized and announced the open-market stock repurchase of up to 25,000 shares of the Company's outstanding stock for a period of approximately 6 months. The program expired on June 30, 2004 with none of the authorized shares repurchased. On July 20, 2004, the Board of Directors again authorized the open-market repurchase of up to 25,000 shares of the Company's outstanding stock with the program to expire December 31, 2004. As of July 20, 2004 a total of 334,750 shares have been repurchased, with 2,164 shares being issued for the exercise of stock options. The number of shares, as of July 20, 2004, held in Treasury are 332,586.


Item 3.    DEFAULTS UPON SENIOR EXECUTIVES
             None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            None

Item 5.    OTHER INFORMATION
            None

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a)   Exhibits

                1.   Exhibit 31: Section 302 Certifications

                2.   Exhibit 32: Section 906 Certification

                3. Exhibit 99: Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows for the periods ended June 2003, September 2003 and December 2003

           b)   Reports on Forms 8-K:

                A Current Report on Form 8-K was filed May 19, 2004 announcing the declaration of a cash dividend to First Robinson Financial Corporation shareholders of record as of June 10, 2004.

                The Company also furnished a Current Report on Form 8-K on June 3, 2004 related to the news release to report year-end earnings and financial results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           FIRST ROBINSON FINANCIAL
                                           CORPORATION



Date:  August 12, 2004                     /s/ Rick L. Catt
       ---------------                     ----------------
                                           Rick L. Catt
                                           President and Chief Executive Officer


Date:  August 12, 2004                     /s/ Jamie E. Mcreynolds
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



EXHIBIT NO.
-----------

31.1 Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certifications of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99 Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows for the periods ended June 2003, September 2003 and December 2003