Form 10QSB
period 2004-09-30
FIRST ROBINSON FINANCIAL CORP
filed 2004-11-15
CIK 1035991

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2004
                                               ------------------


                         Commission File Number: 0-29276


                      FIRST ROBINSON FINANCIAL CORPORATION
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                     36-4145294
              --------                                     ----------
(State or other jurisdiction                        I.R.S. Employer ID Number
of incorporation or organization)


501 EAST MAIN STREET, ROBINSON, ILLINOIS      62454
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

As of November 12, 2004, the Registrant had 521,749 shares of Common Stock, par value $0.01, issued and outstanding.


Transitional Small Business Disclosure Format (check one):

                                  YES    NO  X
                                     ---    ---


                                 FIRST ROBINSON FINANCIAL CORPORATION
                                         Index to Form 10-QSB

PART 1. FINANCIAL INFORMATION                                                                   PAGE

    Item 1.     Financial Statements

        Condensed Consolidated Balance Sheets as of September 30, 2004
            And March 31, 2004                                                                     3

        Condensed Consolidated Statements of Income for the Three Month and Six Month
            Periods Ended September 30, 2004 and September 30, 2003                                4

        Condensed Consolidated Statements of Cash Flows for the Six Month
            Periods Ended September 30, 2004 and September 30, 2003                                6

        Notes to Condensed Consolidated Financial Statements                                       8

    Item 2.     Management's Discussion and Analysis or Plan of Operation                          13


    Item 3.     Controls and Procedures                                                            23



PART II OTHER INFORMATION

    Item 1.   Legal Proceedings                                                                    24


    Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                          24


    Item 3.   Defaults Upon Senior Securities                                                      24


    Item 4.   Submission of Matters to a Vote of Security Holders                                  24


    Item 5.   Other Information                                                                    25


    Item 6.   Exhibits and Reports on Form 8-K                                                     25



         SIGNATURES                                                                                26


Item: 1


                                              FIRST ROBINSON FINANCIAL CORPORATION
                                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                               (In thousands, except share data)


                                                                                              (Unaudited)         (Audited)
                                                                                          September 30, 2004    March 31, 2004
                                                                                          ------------------    --------------
                                                             ASSETS

         Cash and cash equivalents                                                               $7,717              $8,485
         Available-for-sale securities                                                           27,252              22,747
         Loans, net of allowance for loan losses of $687 and $655 at
           September 30, 2004 and March 31, 2004, respectively                                   65,636              64,844
         Federal Reserve Bank and Federal Home Loan Bank stock                                      778                 760
         Premises and equipment, net                                                              2,574               2,668
         Foreclosed assets held for sale, net                                                       ---                 223
         Interest receivable                                                                        643                 623
         Prepaid income taxes                                                                       ---                  52
         Cash surrender value of life insurance                                                   1,222               1,198
         Other                                                                                      402                 308
                                                                                                    ---                 ---

              Total Assets                                                                     $106,224            $101,908
                                                                                               ========            ========

                                              LIABILITIES AND STOCKHOLDERS' EQUITY

         Deposits                                                                                85,747              86,185
         Federal Home Loan Bank advances                                                          1,000               1,000
         Other borrowings                                                                         7,422               2,902
         Advances from borrowers for taxes and insurance                                             55                  95
         Accrued income taxes                                                                        85                 ---
         Deferred income taxes                                                                       97                 168
         Interest payable and other liabilities                                                     594                 615
                                                                                                    ---                 ---
              Total Liabilities                                                                  95,000              90,965
                                                                                                 ------              ------

         Commitments and Contingencies

         Stockholders' Equity
         Preferred stock, $.01 par value; authorized 500,000 shares, no shares issued and outstanding
         Common stock, $ .01 par value; authorized 2,000,000 shares; 859,625 shares issued;
           outstanding September 30, 2004 - 521,749 shares; March 31, 2004 - 517,716 shares           9                   9
         Additional paid-in capital                                                               8,564               8,486
         Retained earnings                                                                        7,679               7,522
         Unearned incentive plan shares; 7,231 shares                                             (125)               (125)
         Unearned ESOP and incentive compensation                                                 (355)               (378)
         Treasury stock, at cost                                                                (4,786)             (4,856)
           Common: September 30, 2004 - 330,645 shares; March 31, 2004 - 334,678 shares
         Accumulated other comprehensive income                                                     238                 285
                                                                                                    ---                 ---

              Total Stockholders' Equity                                                         11,224              10,943
                                                                                                 ------              ------

              Total Liabilities and Stockholders' Equity                                       $106,224            $101,908
                                                                                               ========            ========


See Notes to Condensed Consolidated Financial Statements.


                                            FIRST ROBINSON FINANCIAL CORPORATION
                                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            For the Three and Six Month Periods Ended September 30, 2004 and 2003
                                            (In thousands, except per share data)
                                                         (Unaudited)


                                                                  Three Month Period                     Six Month Period
                                                                  ------------------                     ----------------

                                                                 2004             2003                   2004          2003
                                                                 ----             ----                   ----          ----
 Interest and Dividend Income:
     Loans                                                     $1,062           $1,143                 $2,089        $2,297
     Securities:
       Taxable                                                    265              224                    498           475
       Tax-exempt                                                  18               17                     36            32
     Dividends on FRB and FHLB stock                               11               12                     22            25
                                                                   --               --                     --            --

        Total Interest and Dividend Income                      1,356            1,396                  2,645         2,829
                                                                -----            -----                  -----         -----

 Interest Expense:
     Deposits                                                     289              337                    578           725
     Federal Home Loan Bank advances                               18               42                     32            83
     Other borrowings                                              18               19                     31            47
                                                                   --               --                     --            --

        Total Interest Expense                                    325              398                    641           855
                                                                  ---              ---                    ---           ---

        Net Interest Income                                      1,031              998                  2,004         1,974

  Provision for Loan Losses                                        45               30                     90            45
                                                                   --               --                     --            --

        Net Interest Income After Provision for Loan Losses       986              968                  1,914         1,929
                                                                  ---              ---                  -----         -----

  Non-interest income:
     Charges and fees on deposit accounts                         204              195                    389           357
     Charges and other fees on loans                                4               13                      5            45
     Net gain on sale of loans                                     19               44                     38           138
     Net gain on sale of foreclosed assets                          3               14                    ---             7
     Other                                                         60               65                    128           134
                                                                   --               --                    ---           ---

        Total Non-Interest Income                                 290              331                    560           681
                                                                  ---              ---                    ---           ---

  Non-interest expense:
     Compensation and employee benefits                           504              455*                 1,081           979*
     Occupancy and equipment                                      128              129                    249           243
     Foreclosed property expense                                  ---                1                      6             5
     Data processing                                               46               35                     92            68
     Audit, legal and other professional                           56               36                     94            66
     Advertising                                                   30               22                     47            40
     Telephone and postage                                         22               27                     43            52
     Other                                                        141              119                    254           244
                                                                  ---              ---                    ---           ---

      Total Non-Interest Expense                                  927              824*                 1,866          1,697*
                                                                  ---              ---                  -----          -----


See Notes to Condensed Consolidated Financial Statements.

*The information presented above has been restated to give proper treatment to the unearned Directors Retirement Plan
("DRP") compensation and the exercise of options under the Company's Incentive Stock Option Plan. See Note 1 of Notes to
Condensed Consolidated Financial Statements.


                                             FIRST ROBINSON FINANCIAL CORPORATION
                                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            For the Three and Six Month Periods Ended September 30, 2004 and 2003
                                            (In thousands, except per share data)
                                                         (Unaudited)


                                                                  Three Month Period                     Six Month Period
                                                                  ------------------                     ----------------

                                                                 2004             2003                   2004          2003
                                                                 ----             ----                   ----          ----

Income before income tax                                          349              475*                   608            913*

   Provision for income taxes                                     131              181*                   228            345*
                                                                  ---              ---                    ---            ---

      Net Income                                                 $218             $294*                  $380           $568*
                                                                 ====             ====                   ====           ====

   Earnings Per Share-Basic                                     $0.44            $0.61                  $0.77          $1.18*
   Earnings Per Share-Diluted                                   $0.42            $0.57*                 $0.73          $1.11*


See Notes to Condensed Consolidated Financial Statements.

*The information presented above has been restated to give proper treatment to the unearned Directors Retirement Plan ("DRP")
compensation and the exercise of options under the Company's Incentive Stock Option Plan. See Note 1 of Notes to Condensed
Consolidated Financial Statements.


                                     FIRST ROBINSON FINANCIAL CORPORATION
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          For the Six Month Periods Ended September 30, 2004 and 2003
                                                (In thousands)
                                                  (Unaudited)


                                                                                       Six Month Period
                                                                                       ----------------

                                                                                  2004                   2003
                                                                                  ----                   ----
Cash flows from operating activities:
    Net income                                                                    $380                   $568*
    Items not requiring (providing) cash:
      Depreciation and amortization                                                134                    131
      Provision for loan losses                                                     90                     45
      Amortization of premiums and discounts on securities                          55                    114
      Amortization of loan servicing rights                                         25                     74
      Compensation related to incentive plans                                      (1)                    ---
      Compensation related to ESOP                                                  75                     68
      Compensation related to the exercise of options                              103                      1*
      Deferred income taxes                                                       (43)                   (26)*
      Federal Home Loan Bank Stock dividends                                      (18)                   (19)
      Originations of mortgage loans held for sale                             (2,234)                (8,916)
      Proceeds from the sale of mortgage loans                                   2,272                  9,054
      Net gain on loans sold                                                      (38)                  (138)
      Net gain on sale of foreclosed property                                      ---                    (7)
    Changes in:
      Interest receivable                                                         (20)                   (92)
      Cash surrender value of life insurance                                      (24)                   (25)
      Other assets                                                               (119)                  (130)
      Prepaid income taxes                                                          52                    (3)*
      Accrued income taxes                                                          85                   (10)*
      Interest payable and other liabilities                                      (21)                    163*
                                                                                  ----                    ---

       Net cash provided by operating activities                                   753                    852*
                                                                                  ----                    ---

Cash flows from investing activities:
    Proceeds from maturities of securities available for sale                    1,500                     32
    Purchase of securities available for sale                                  (8,802)                (9,701)
    Federal Reserve Bank Stock purchased                                           ---                   (11)
    Repayment of principal on mortgage-backed securities                         2,667                  5,927
    Net change in loans                                                          (890)                (2,276)
    Proceeds from sale of foreclosed assets                                        231                     13
    Purchase of premises and equipment                                            (40)                  (281)
                                                                                  ----                  -----

       Net cash used in investing activities                                   (5,334)                (6,297)
                                                                               -------                -------


See Notes to Condensed Consolidated Financial Statements.

*The information presented above has been restated to give proper treatment to the unearned Directors
Retirement Plan ("DRP") compensation and the exercise of options under the Company's Incentive Stock Option
Plan. See Note 1 of Notes to Condensed Consolidated Financial Statements.


                                     FIRST ROBINSON FINANCIAL CORPORATION
                                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          For the Six Month Periods Ended September 30, 2004 and 2003
                                                (In thousands)
                                                  (Unaudited)


                                                                                     Six Month Period
                                                                                     ----------------

                                                                                2004                   2003
                                                                                ----                   ----
Cash flows from financing activities:
    Net decrease in deposits                                                    $(438)               $(1,627)
    Advances from Federal Home Loan Bank                                         9,650                  3,800
    Repayment of FHLB Advances                                                 (9,650)                (1,900)
    Proceeds from other borrowings                                              30,236                 27,098
    Repayment of other borrowings                                             (25,716)               (30,946)
    Purchase of incentive plan shares                                              (6)                  (225)*
    Dividends paid                                                               (223)                  (207)
    Net decrease in advances
      from borrowers for taxes and insurance                                      (40)                   (47)
                                                                                  ----                   ----

       Net cash provided by (used in) financing activities                       3,813                (4,054)*
                                                                                 -----                -------

Decrease in cash and cash equivalents                                            (768)                (9,499)

Cash and cash equivalents at beginning of period                                 8,485                 13,021
                                                                                 -----                 ------

Cash and cash equivalents at end of period                                      $7,717                 $3,522
                                                                                ======                 ======


Supplemental Cash Flows Information

        Interest paid                                                             $641                   $878

        Income taxes paid (net of refunds)                                         134                    387

        Sale and financing of foreclosed property                                   14                     68

        Real estate acquired in settlement of loans                                 22                    ---



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

                      FIRST ROBINSON FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of First Robinson Financial Corporation (the Company) and its wholly owned subsidiary, First Robinson Savings Bank, National Association (the Bank). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management of the Company, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 2004 and the results of its operations and cash flows for the three months and six months ended September 30, 2004 and 2003. The results of operations for those months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

The Condensed Consolidated Balance Sheet of the Company, as of March 31, 2004, has been derived from the audited Consolidated Balance Sheet for the Company as of that date.

Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 financial statement presentation. These reclassifications had no effect on net income.

The unaudited interim condensed consolidated financial statements for the June, September and December 2003 periods did not give proper effect to the unearned Directors' Retirement Plan ("DRP") compensation and the exercise of options under the Company's Incentive Stock Option Plan. However, the information presented in the annual report on Form 10-KSB as of March 31, 2004 gave proper effect to the DRP and the exercise of options. The information presented above in the consolidated financial statements for the periods ended September 30, 2004 and 2003 also give proper treatment to the DRP and the exercise of options. The unaudited corrected amounts and the amounts as reported in the interim reports on Form 10-QSB for June, September and December 2003 are presented in
Exhibit 99.


2.   EMPLOYEE STOCK OWNERSHIP PLAN

In connection with the conversion to the stock form of ownership, the Board of Directors established an employee stock ownership plan (ESOP) for the exclusive benefit of participating employees. Employees age 21 or older who have completed one year of service are eligible to participate. Upon the issuance of the common stock, the ESOP acquired 68,770 shares of $0.01 par value common stock at the subscription price of $10.00 per share. The Bank makes contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. As the debt is repaid, shares are released from collateral and allocated to active employees. Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the Condensed Consolidated balance sheets. As shares are released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share calculations. Dividends on allocated shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt or accrued interest. ESOP compensation expense for the three month periods ended September 30, 2004 and 2003 was $38,000 and $35,000 respectively. The expense for the six-month periods ended September 30, 2004 and 2003 was $75,000 and $68,000 respectively.


3.   AUTHORIZED SHARE REPURCHASE PROGRAM

On January 20, 2004, the Board of Directors authorized and announced the open-market stock repurchase of up to 25,000 shares of the Company's outstanding stock for a period of approximately 6 months. The program expired on June 30, 2004 with none of the authorized shares repurchased. On July 20, 2004, the Board of Directors again authorized the open-market repurchase of up to 25,000 shares of the Company's outstanding stock with the program to expire December 31, 2004. As of September 30, 2004, no shares have been repurchased. The number of shares, as of September 30, 2004, held in Treasury are 330,645.

                      FIRST ROBINSON FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.   EARNINGS PER SHARE FOR THE THREE-MONTH PERIOD

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to the increase in the average shares outstanding which would have resulted from the exercise of dilutive stock options. The components of basic and diluted earnings per share for the three months ended September 30, 2004 and 2003 were computed as follows (dollar amounts in thousands except share data):


                                                                                        Weighted
                                                                                         Average          Per Share
                                                                       Income            Shares            Amount
                                                                       --------------------------------------------
For the Quarter Ended September 30, 2004:

Basic Earnings per Share:
    Income available to common stockholders                             $218               494,413            $0.44
                                                                                                              =====

Effect of Dilutive Securities:
  Unearned incentive plan shares                                                            13,555
  Stock options                                                                             12,559
                                                                                            ------

Diluted Earnings per Share:
    Income available to common stockholders                             $218               520,527            $0.42
                                                                        ===========================================


For the Quarter Ended September 30, 2003:

Basic Earnings per Share:
    Income available to common stockholders                             $294               484,215            $0.61
                                                                                                              =====

Effect of Dilutive Securities:
  Unearned incentive plan shares                                                            13,938
  Stock options                                                                             16,528
                                                                                            ------

Diluted Earnings per Share:
    Income available for common stockholders                            $294               514,681            $0.57
                                                                        ===========================================

                      FIRST ROBINSON FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.   EARNINGS PER SHARE FOR THE SIX-MONTH PERIOD

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to the increase in the average shares outstanding which would have resulted from the exercise of dilutive stock options. The components of basic and diluted earnings per share for the six months ended September 30, 2004 and 2003 were computed as follows (dollar amounts in thousands except share data):


                                                                                        Weighted
                                                                                         Average          Per Share
                                                                       Income            Shares            Amount
                                                                       --------------------------------------------
For the Six-Month Period Ended September 30, 2004:

Basic Earnings per Share:
    Income available to common stockholders                             $380               492,197            $0.77
                                                                                                              =====

Effect of Dilutive Securities:
  Unearned incentive plan shares                                                            13,518
  Stock options                                                                             12,452
                                                                                            ------

Diluted Earnings per Share:
    Income available to common stockholders                             $380               518,167            $0.73
                                                                        ===========================================


For the Six-Month Period Ended September 30, 2003:

Basic Earnings per Share:
    Income available to common stockholders                             $568               483,641            $1.18
                                                                                                              =====

Effect of Dilutive Securities:
  Unearned incentive plan shares                                                            13,695
  Stock options                                                                             13,435
                                                                                            ------

Diluted Earnings per Share:
    Income available for common stockholders                            $568               510,771            $1.11
                                                                        ===========================================

                      FIRST ROBINSON FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.   STOCK-BASED COMPENSATION

In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" (SFAS 148), the Company provides disclosures as if the Company had adopted the fair value-based method of measuring all outstanding employee stock options during the three and six month periods ended September 30, 2004 and 2003 as indicated in the following table. The prospective method of accounting for stock options that the Company has elected to follow, as allowed by SFAS 148, recognizes the impact of only newly issued employee stock options. The following table presents the effect on net income and earnings per share had the fair value-based method applied to all outstanding and unvested awards for the three and six month periods ended September 30, 2004 and 2003. (In thousands, except per share data.)


                                                                 Three Month Period                       Six Month Period
                                                                 ------------------                       ----------------

                                                                 2004             2003                   2004          2003
                                                                 ----             ----                   ----          ----
Net income, as reported                                          $218             $294                   $380          $568

Add:  Stock-based employee compensation expense
     included in reported income, net of related tax
     effects                                                       28               12                    106            74


Deduct:  Total stock-based
    employee compensation expense
    determined under fair value
    based method for all awards,
    net of related tax effects                                   (28)             (12)                  (107)          (74)
                                                                 ----             ----                  -----          ----

    Pro forma net income                                         $218             $294                   $379          $568
                                                                 ====             ====                   ====          ====


Earnings per common share - basic:
    As reported                                                 $0.44            $0.61                  $0.77         $1.18

    Pro forma                                                   $0.44            $0.61                  $0.77         $1.18

Earnings per common share - diluted:
    As reported                                                 $0.42            $0.57                  $0.73         $1.11

    Pro forma                                                   $0.42            $0.57                  $0.73         $1.11

6.   RECENT ACCOUNTING PRONOUNCEMENTS

Generally accepted accounting principals are complex and require management to apply significant judgements to various accounting, reporting and disclosure matters. Management of the Company must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company's significant accounting policies, see "Notes to the Consolidated Financial Statements" in the Company's 2004 Annual Report. Certain policies are considered critical because they are highly dependent on subjective or complex judgements, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of the Company's Board of Directors. For a discussion of applying critical accounting policies, See "Significant Accounting Policies" beginning on page 30 in the Company's 2004 Annual Report.

                      FIRST ROBINSON FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Emerging Issues Task Force (EITF) Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-1 provides application guidance that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the recognition of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. In September 2004, the FASB delayed the accounting requirements of EITF 03-1 until additional implementation guidance is issued and goes into effect.

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


7.   OTHER-THAN-TEMPORARY IMPAIRMENT OF INVESTMENTS

The following table shows our investments' gross unrealized losses and fair value, aggregrated by investment catagory and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2004.


Description of Securities            Less Than 12 Months         More Than 12 Months               Total
-------------------------            -------------------         -------------------               -----
                                                   Unrealized                  Unrealized                          Unrealized
                                      Fair Value     Losses       Fair Value     Losses          Fair Value          Losses
                                      ---------------------       ---------------------          --------------------------
  U.S. government agenices               $---         $---           $---         $---              $---              $---
  States and political subdivisions       ---          ---            228           11               228                11
  Mortgage-backed securities            3,668           28          2,932           45             6,600                73
                                        -----           --          -----           --             -----                --

    Total impaired securities          $3,668          $28         $3,160          $56            $6,828               $84
                                       ======          ===         ======          ===            ======               ===

8.   COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income, which for the Company includes unrealized gains and losses on securities available for sale. Comprehensive income, unaudited, is as follows for the three and six-month periods ended September 30, 2004 (dollar amounts are reported in thousands):

                                                                           Unaudited
                                                                           ---------

                                                   Three Month Period                      Six Month Period
                                                   ------------------                      ----------------

                                                  2004             2003                   2004          2003
                                                  ----             ----                   ----          ----

Net Income                                        $218             $294                   $380          $568
                                                  ----             ----                   ----          ----
Other Comprehensive Income (Loss):
   Unrealized gains (losses) on securities         352            (333)                  (75)          (309)
   Related tax effects                           (132)              125                    28            116
                                                 -----              ---                    --            ---

   Other Comprehensive Income (Loss)               220            (208)                   (47)         (193)
                                                   ---             ----                   ----         -----

Comprehensive Income                              $438              $86                   $333          $375
                                                  ====              ===                   ====          ====

Item  2:


                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation


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

BUSINESS STRATEGY

First Robinson Savings Bank, N.A. is a community-oriented, locally owned financial institution offering community-banking services to residents and businesses of Crawford County, Illinois, our primary market area. Periodically, the Board of Directors and management meet to strategically plan for the future. We review and discuss both current and new products and services to determine their effect on our profitability and customer service. Management has established advisory boards, consisting of six or seven community members in Oblong and Palestine. These boards, along with the Board of Directors, believe we should continue to emphasize our three primary strengths. Those strengths are
1) our staff, which are local, involved, friendly and service oriented; 2) our

                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation


locally owned and operated Bank; and 3) our excellent reputation and community image. The strategic plan identifies the most critical issue to our success as consistent earnings. Net earnings have remained relatively consistent. A positive factor in maintaining consistent earnings is the Bank's overall asset quality, which is very good. The Bank continues to offer fixed rate residential real estate mortgages through programs with the Federal Home Loan Bank of Chicago and USDA Rural Development. The non-interest income generated from these programs has declined as a result of the current interest rate environment. We have continued to see an increase in the number of checking and savings accounts, which has resulted in excellent growth of our core deposits. This supports our strategic plan as it helps us lower our overall cost of funds. However, we have experienced a slight decline in our certificates of deposit as interest rates declined. Our Internet banking service is very popular and the number of customers actively using the service is increasing. The Internet banking product has allowed us to provide direct deposit and payroll services to our business customers. It also allows us to offer cash management and bill paying. We provide investment brokerage services to our customers through PrimeVest Financial Services. The service continues to grow and is also providing non-interest income. We continue to maintain a strong presence in the community and are pleased to be the only independent community bank in Robinson, Palestine and Oblong, Illinois.

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

The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at September 30, 2004.


                                                     Loans Delinquent For:
                     -----------------------------------------------------------------------------------
                            30-89 Days(1)             90 Days and Over(1)            Nonaccrual             Total Delinquent Loans
                     --------------------------- --------------------------- --------------------------- ---------------------------
                                       Percent                     Percent                     Percent                     Percent
                                       of Loan                     of Loan                     of Loan                     of Loan
                     Number   Amount   Category  Number   Amount   Category  Number   Amount   Category  Number   Amount   Category
                     ------  -------- ---------- ------  -------- ---------- ------  -------- ---------- ------  -------- ----------
                                                                                 (Dollars in thousands)
Real Estate:
  One- to
   four-family....      10     $347       1.0%        1     $65      0.19%      11      $305     0.88%      22      $717     2.07%
  Commercial and
   agricultural
   real estate....      --       --         --       --      --        --        1       160     1.04        1       160     1.04%

  Construction,
   land..........       --       --         --       --      --        --       --        --       --       --        --       --
  Consumer........      11       49       0.99       --      --        --       --        --       --       11        49     0.99%
Commercial
  business and
  agricultural
  finance.........       2       26       0.30       --      --        --       --        --       --        2        26     0.30%
                         -       --       ----      ---     ---       ---      ---        --      ---        -        --     -----

    Total.........      23     $422       0.63%       1     $65      0.10%      12      $465     0.70%      36      $952     1.43%
                        ==     ====       =====       =     ===      ====       ==      ====     =====      ==      ====     =====

------------------------------------------------------------------------------------------------------------------------------------
(1)  Loans are still accruing.

                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation


NON-PERFORMING ASSETS. The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. Foreclosed assets include assets acquired in settlement of loans.

                                           September      March       September
                                               30           31,           30,
                                           -------------------------------------
                                              2004         2004          2003
                                           ----------   ----------    ----------

Non-accruing loans:
  One- to four-family................           $305         $302          $356
  Commercial and agricultural
     real estate.....................            160          ---           139
  Construction, land.................            ---           58            19
  Consumer...........................            ---            1            10
  Commercial business and
     agricultural finance............            ---          ---             1
                                           ----------   ----------    ----------
       Total.........................            465          361           525
                                           ----------   ----------    ----------

Accruing loans delinquent more
  than 90 days:
  One- to four-family................             65          ---           ---
  Commercial and agricultural
     real estate.....................            ---          ---           ---
  Consumer...........................            ---          ---           ---
  Commercial business and
     agricultural finance............            ---          ---           ---
                                           ----------   ----------    ----------
       Total.........................             65          ---           ---
                                           ----------   ----------    ----------

Foreclosed assets:
  One- to four-family................            ---           88           ---
  Commercial and agricultural
     real estate.....................            ---          135           ---
  Consumer...........................            ---          ---           ---
                                           ----------   ----------    ----------
       Total.........................            ---          223           ---
                                           ----------   ----------    ----------

Total non-performing assets..........           $530         $584          $525
                                           ==========   ==========    ==========
Total as a percentage of total
  assets.............................          0.50%        0.57%         0.53%
                                           ==========   ==========    ==========

Gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $5,000 for the three months and $11,000 for the six months ended September 30, 2004 and $13,000 for the three months and $20,000 for the six months ended September 30, 2003.

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

                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation


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

In connection with the filing of its periodic reports with the OCC and in accordance with its classification of assets policy, the Bank regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at September 30, 2004, the Bank had classified a total of $935,000 of its assets as substandard and $261,000 as doubtful or loss. At September 30, 2004, total classified assets comprised $1.2 million, or 11.3% of the Bank's capital, and 1.1% of the Bank's total assets.

OTHER LOANS OF CONCERN. As of September 30, 2004, there were $5.2 million in loans identified, but not classified, by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the business have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

Real estate properties acquired through foreclosure are recorded at the market fair value minus 20% of the market fair value if the property is appraised at $50,000 or less. If the property is appraised at greater than $50,000, then the property is recorded at the market fair value less 10% of the market fair value. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At September 30, 2004, the Bank had no real estate properties acquired through foreclosure.

Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At September 30, 2004, the Bank had a total allowance for loan losses of $687,000, representing 1.05% of the Bank's loans, net. At March 31, 2004, the Bank's total allowance for loan losses to the Bank's loans, net was at 1.01%.

                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation

     The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:


                                         September 30, 2004                            March 31, 2004
                             ----------------------------------------------------------------------------------------
                                                             Percent of                                   Percent of
                               Amount of         Loan      Loans in Each    Amount of         Loan      Loans in Each
                               Loan Loss      Amounts by    Category to     Loan Loss      Amounts by    Category to
                               Allowance       Category     Total Loans     Allowance       Category     Total Loans
                             -------------   ------------  -------------  -------------   ------------  -------------
                                                             (Dollars in thousands)
One- to four-family....              $161        $34,577          51.74%          $102        $34,400        52.49%
Multi-family...........               ---            608            0.91           ---            459          0.70
Commercial and
  agricultural real
  estate...............               329         15,355           22.97           237         14,295         21.81
Construction or
  development..........                25          1,290            1.93            27            857          1.31
Consumer and other
  loans................                12          4,966            7.43            12          5,129          7.83
State and Municipal

Governments............               ---          1,239            1.85           ---          1,227          1.87
Commercial business
  and agricultural
  finance..............               160          8,803           13.17           241          9,170         13.99
                                                   -----           -----                        -----         -----
Unallocated............               ---                                          36
                                     ----                                          --
     Total.............              $687        $66,838          100.00%         $655        $65,537       100.00%
                                     ====        =======          =======         ====        =======       =======

     The following table sets forth an analysis of the Bank's allowance for loan losses.


                                                      Three Months Ended           Six Months Ended
                                                        September 30,                September 30,
                                                   ----------------------------------------------------
                                                      2004          2003          2004          2003
                                                   ----------    ----------    ----------    ----------
                                                                  (Dollars in thousands)
Balance at beginning of period...................       $659          $643          $655          $619

Charge-offs:
  One- to four-family............................         16           ---            16           ---
  Construction, land or development..............        ---           ---            43           ---
  Commercial and agricultural real estate........        ---           ---           ---           ---
  Consumer.......................................          1             7             2             8
  Commercial business and agricultural finance...        ---           ---             2           ---
  Other loans....................................          6           ---            10           ---
                                                           -          ----            --          ----
Total charge-offs                                         23             7            73             8
                                                          --             -            --             -

Recoveries:
  One- to four-family............................        ---           ---             1           ---
  Commercial and agricultural real estate........        ---           ---             2           ---
  Consumer.......................................          3             7             4            12
  Commercial business and agricultural finance...        ---             3             2             8
  Other loans....................................          3           ---             6           ---
                                                           -          ----             -          ----
Total recoveries.................................          6            10            15            20
                                                           -            --            --            --

Net charge-offs (recoveries).....................         17            (3)           58           (12)
Additions charged to operations..................         45            30            90            45
                                                          --            --            --            --
Balance at end of period.........................       $687          $676          $687          $676
                                                        ====          ====          ====          ====

Ratio of net charge-offs during the period to
 average loans outstanding during the period.....      0.03%       (0.01)%         0.09%       (0.02)%
                                                       =====       =======         =====       =======

Ratio of net charge-offs during the period to
 average non-performing assets...................      3.00%       (0.66)%         9.65%       (2.71)%
                                                       =====       =======         =====       =======

                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation


FINANCIAL CONDITION

COMPARISON AT SEPTEMBER 30, 2004 AND MARCH 31, 2004

Total assets increased by approximately $4.3 million, or 4.2%, to $106.2 million at September 30, 2004 from $101.9 million at March 31, 2004. This increase in total assets was primarily the result of a $4.5 million, or 19.8%, increase in securities available for sale and an increase of $792,000, or 1.2% in loans receivable. The increase was partially offset by decreases in cash and cash equivalents of $768,000, or 9.1% and a decrease of $223,000, or 100.0% in foreclosed assets held for sale. As growth in loans receivable was minimal at 1.2%, management sought to improve earnings by increasing securities available for sale by 19.8% rather than leaving available funds in cash and cash equivalents. The securities purchased were primarily adjustable rate mortgage backed securities. It is the desire of management to increase growth rates for loans, while slightly decreasing the growth rates for securities. We had no foreclosed assets held for sale at September 30, 2004, as foreclosed assets held for sale at March 31, 2004 totaling $223,000 were liquidated.

Liabilities increased approximately $4.0 million, or 4.4%, to $95.0 million at September 30, 2004 from $91.0 million at March 31, 2004. A $4.5 million, or 155.8%, increase in other borrowings offset by a $438,000, or 0.5%, decrease in deposits were the primary reasons for the increase in our liabilities. Other borrowings, which consist entirely of repurchase agreements, increased primarily as the result of an influx of federal and state funds in the form of grants and loans to a newly constructed ethanol plant in our community. Of the slight decrease in total deposits, time deposits decreased by approximately $900,000, or 2.7%, to $32.7 million at September 30, 2004 from $33.6 million at March 31, 2004. However, non-interest bearing deposits, which consist of demand, savings, NOW and money market deposits, increased by $500,000, or 1.0%, to $53.0 million at September 30, 2004 from $52.5 million at March 31, 2004.

Stockholders' equity increased $281,000, or 2.6%, to $11.2 million as of September 30, 2004 from $10.9 million on March 31, 2004. The primary factors in the increase in stockholders' equity was an increase of $157,000, or 2.1%, in retained earnings and a combined increase of $171,000 in additional paid-in capital, unearned ESOP and incentive compensation and treasury stock. The increase in retained earnings was the result of net income of $380,000 offset by $223,000 in dividends paid. The combined increase was the result of the allocation of Employee Stock Ownership Plan shares; the exercising of stock options under the Company's Incentive Stock Option Plan and the purchase of shares for the Directors' Retirement Plan. These increases were partially offset by a decrease of $47,000, or 16.5% in accumulated other comprehensive income. The decrease in accumulated other comprehensive income was the result of a decrease in the valuation of the Company's available for sale securities.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

PERFORMANCE SUMMARY

Net income was $218,000 for the second quarter of the 2005 fiscal year. For the same quarter in fiscal 2004, we reported net income of $294,000. The $76,000, or 25.9%, decrease in net income was primarily due to a decrease of $41,000, or 10.8%, in non-interest income and an increase of $103,000, or 12.5% in non-interest expense. This was offset by an increase of $18,000, or 1.9%, in net interest income after provision for loan losses and a decrease of $50,000, or 27.6%, in provision for income taxes.

NET INTEREST INCOME

Net interest income increased by $33,000, or 3.3%, to $1,031,000 during the three months ended September 30, 2004, as compared to $998,000 during the same period in the prior year. Interest income decreased by $40,000, or 2.9%, primarily due to interest rates being lower than rates during the previous period. Interest income on loans declined by $81,000, however interest income on securities increased by $42,000. The increase in interest income on securities was the result of a $4.5 million increase in securities available for sale. Though interest income declined by $40,000 between the two comparable periods, interest expense decreased by an even greater $73,000, or 18.3%, from $398,000 for the quarter ended September 30, 2003 to $325,000 for the quarter ended September 30, 2004. The decrease in interest expense was also primarily due to lower interest rates. However, we continue to adjust our rates to reflect the current interest rate trends in the economy and as rates have begun to rise it is anticipated that both interest income and interest expense will increase in coming months. Management intends to adjust our pricing of interest rates so that net interest income may be maximized.

                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation


NON-INTEREST INCOME

Total non-interest income decreased by $41,000, or 12.4%, to $290,000 during the three months ended September 30, 2004, as compared to $331,000 during the same period in the prior year. The decrease in total non-interest income was primarily due to a decrease of $25,000, or 56.8%, in net gain on sale of loans and a decrease of $11,000, or 78.6%, in net gain on sale of foreclosed assets. These and other decreases were offset in part by a $9,000, or 4.6%, increase in charges and fees on deposit accounts. The decreases in the non-interest income accounts that pertain to loans are the direct result of a decline in the demand for our fixed rate mortgages offered through the Federal Home Loan Bank of Chicago Mortgage Partnership Finance ("MPF") program. It is anticipated by management, that as interest rates rise, demand for fixed rate mortgages will moderate resulting in the probability that non-interest income associated with the "MPF" program will remain approximately at current levels. The decrease in net gain on sale of foreclosed assets reflects the liquidation of foreclosed assets during the period resulting in the Company having no foreclosed assets at September 30, 2004. The overdraft privilege program contributed to the increase in charges and fees on deposit accounts.

NON-INTEREST EXPENSE

Total non-interest expense increased by $103,000, or 12.5%, to $927,000 during the three months ended September 30, 2004, as compared to $824,000 during the same period in the prior year. This increase was due primarily to an increase of $49,000, or 10.8%, in compensation and employee benefits, an increase of $11,000, or 31.4%, in data processing expense, an increase of $20,000, or 55.6%, in audit, legal and other professional expenses, and a $22,000, or 18.5%, increase in other expenses. These increases were offset in part by modest decreases in other catagories.

The increase in compensation and employee benefits was primarily the result of an increase of $31,000 in compensation related to stock options exercised, plus increased costs associated with insurance benefits and normal pay increases. The $11,000, or 31.4%, increase in data processing expense was the result of increased costs associated with the implementation of check and document imaging. The increase in audit, legal and other professional expenses was primarily the result of increased audit and legal expenses as the Company complies with the Sarbanes Oxley legislation and as a result of the Company correcting its interim statements for fiscal 2003. The increase in advertising expense was the result of promotional give-aways and a heavier marketing emphasis in the summer months. Advertising expenses are expected to decline slightly in the next two quarters. The increase in other expenses was partially the result of a loss incurred from a $9,800 fraudulent cashier's check. This was part of a nation-wide scam, which is currently under investigation by the FBI, however management does not expect any recovery. Management has implemented increased training of Bank personnel regarding fraudulent activities and has assisted local media in alerting the general public.

PROVISION FOR LOAN LOSSES

During the three months ended September 30, 2004, we recorded provision for loan losses of $45,000 as compared to $30,000 for the same period of the prior year. This represents an increase of $15,000, or 50.0%. We recorded such provisions to adjust our allowance for loan losses to a level deemed appropriate based on an assessment of the volume and lending presently being conducted by the bank, industry standards, past due loans, economic conditions in our market area generally and other factors related to the collectability of the loan portfolio. The allowance for loan and lease losses as a percentage of total assets was 0.65% as of September 30, 2004 and 0.64% at March 31, 2004. At those same dates, the allowance for loan and lease losses as a percentage of total loans, net was 1.05% and 1.01%, respectively.

PROVISION FOR INCOME TAXES

We recognized a provision for federal and state income taxes of $131,000 for the three months ended September 30, 2004 as compared to a provision for income taxes of $181,000 for the same period in the prior year. The effective tax rate during the three months ended September 30, 2004 was 37.5% as compared to 38.1% during the quarter ended September 30, 2003.

                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation


COMPARISON OF THE SIX MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

NET INCOME

Net income was $380,000 during the six months ended September 30, 2004 as compared to $568,000 for the same period in the prior year. The $188,000, or 33.1%, decrease in net income was primarily attributable to a decrease in net interest income after provision for loan losses of $15,000, or 0.8%, a decrease of $121,000, or 17.8%, in non-interest income and an increase of $169,000, or 10.0% in non-interest expense offset a decrease of $117,000, or 33.9%, in provision for income taxes.

NET INTEREST INCOME

Net interest income increased by $30,000, or 1.5%, for the six-month period ended September 30, 2004 as compared to the same period in the previous year. Interest income decreased by $184,000, or 6.5%, primarily due to interest rates being lower than rates during the previous period. Interest income on loans declined by $208,000, however interest income on securities increased by $27,000. The increase in interest income on securities was the result of a $4.5 million increase in securities available for sale. Though interest income declined by $184,000 between the two comparable periods, interest expense decreased by an even greater $214,000, or 25.0%, from $855,000 for the six-month period ended September 30, 2004 to $641,000 for the six-month period ended September 30, 2003. The decrease in interest expense was also primarily due to lower interest rates. It is management's intention to continue to adjust our rates to reflect the current interest rate trends in the economy and as rates have begun to rise it is anticipated that both interest income and interest expense will increase in coming months. Management intends to adjust our pricing of interest rates so that net interest income may be maximized. The Company's interest rate spread for the six-month period ending September 30, 2004 was 3.94% an increase of 0.26% from 3.68% for the same six-month period ending September 30, 2003.

NON-INTEREST INCOME

Our non-interest income decreased by $121,000, or 17.8%, to $560,000 for the six-month period in this fiscal year as compared to $681,000 for the same period in the prior year. The decrease in total non-interest income was primarily due to a decrease of $40,000, or 88.9%, in charges and other fees on loans and a decrease of $100,000, or 72.5%, in net gain on sale of loans. These and other decreases were offset in part by a $32,000, or 9.0%, increase in charges and fees on deposit accounts. The decreases in the non-interest income accounts that pertain to loans are the direct result of a decline in the demand for our fixed rate mortgages offered through the Federal Home Loan Bank of Chicago Mortgage Partnership Finance ("MPF") program. It is anticipated by management, that as interest rates rise, demand for fixed rate mortgages will moderate resulting in the probability that non-interest income associated with the "MPF" program will remain approximately at current levels. The decrease in net gain on sale of foreclosed assets reflects the liquidation of foreclosed assets during the period resulting in the Company having no foreclosed assets at September 30, 2004. The overdraft privilege program contributed to the increase in charges and fees on deposit accounts.

NON-INTEREST EXPENSE

Non-interest expense increased by $169,000, or 10.0%, for the six-month period ending September 30, 2004 as compared to the same period ending September 30, 2003. The increase in non-interest expense is primarily attributable to a $102,000, or 10.4%, increase in compensation and employee benefits, an increase of $24,000, or 35.3%, in data processing expense, an increase of $28,000, or 42.4%, in audit, legal and other professional expenses, and an increase of $10,000, or 4.1%, in other expenses. These and other increases were partially offset by a $9,000, or 17.3%, decrease in telephone and postage expense.

The increase in compensation and employee benefits was primarily the result of an increase of $56,000 in compensation related to stock options exercised, increased costs of insurance benefits and normal pay increases. The $24,000, or 35.3%, increase in data processing expense was the result of increased costs associated with the implementation of check and document imaging. The increase in audit, legal and other professional expenses was primarily the result of increased audit and legal expenses as the Company complies with the Sarbanes Oxley legislation and as a result of the Company correcting its interim statements for fiscal 2003. The increase in advertising expense was the result of promotional give-aways and a heavier marketing emphasis in the summer months. Advertising expenses are expected to decline slightly in the next two quarters. The decrease of telephone and postage expense by 17.3% is primarily the result of mailing images of checks to our customers in place of the actual documents.

                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation


PROVISION FOR LOAN LOSSES

The provision for loan losses for the six-month period ending September 30, 2004 increased by $45,000, or 100.0%, from the six months ended September 30, 2003. We recorded a provision for loan losses of $90,000 for this six-month period in comparison to $45,000 for the six months in the previous year. We increased our provision primarily as a result of a 74.6% increase in classified assets at September 30, 2004 compared to September 30, 2003 and having net charge offs of $58,000 for the first six-months of this fiscal year compared to a net recovery position of $12,000 in the first six months of fiscal 2003. Economic conditions in our market area, industry standards, past due loans and any other factors related to the collection of our loan portfolio continue to affect the level of provisions.

PROVISION FOR INCOME TAXES

We recognized provision for income taxes of $228,000 for the six months ended September 30, 2004 as compared to $345,000 for the six months in the prior year, a decrease of $117,000, or 33.9%. The effective tax rate for this six-month period was 37.5% as compared to 37.8% for the six months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds are deposits and principal and interest payments collected on loans, investments and related securities. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition. Additionally, we may borrow funds from the FHLB of Chicago, Independent Bankers Bank located in Springfield, Illinois, the Discount Window of the Federal Reserve of St. Louis, or utilize other borrowings of funds based on need, comparative costs and availability at the time.

At September 30, 2004 we had $1.0 million in fixed-rate fixed-term advances from the FHLB of Chicago outstanding resulting in no change from March 31, 2004. We use our liquidity resources principally to meet outstanding commitments on loans, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. We anticipate no foreseeable problems in meeting current loan commitments. At September 30, 2004, we had outstanding commitments to extend credit, which amounted to $8.4 million (including $5.6 million, in available revolving commercial and agricultural lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet any foreseeable liquidity needs.

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

                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation


REGULATORY CAPITAL

At September 30, 2004, the Bank was in compliance with all of the aforementioned capital requirements as summarized below:

                                                                         September 30, 2004
                                                                         ------------------
                                                                           (In Thousands)
                                                                           --------------
Tier I Capital:
         Common stockholders' equity                                           10,544
         Unrealized loss (gain) on securities available for sale                (238)
         Less disallowed intangible assets                                       (17)

           Total Tier I capital                                                10,289

Tier II Capital:
         Total Tier I capital                                                  10,289
         Qualifying allowance for loan losses                                     687

           Total risk-based capital                                            10,976

Risk-weighted assets                                                           62,520
Quarter average assets                                                        103,140


                                                                                                       To be Well Capitalized
                                                                                                          Under the Prompt
                                                                             For Capital                  Corrective Action
                                              Actual                      Adequacy Purposes                   Provisions
                                              ------                      -----------------                   ----------
                                       Amount         Ratio             Amount          Ratio           Amount          Ratio
                                       ------         -----             ------          -----           ------          -----
As of September 30, 2004:
   Total Risk-Based Capital
     (to Risk-Weighted Assets)         10,976        17.56%              5,002          8.00%             6,252        10.00%
  Tier I Capital
    (to Risk-Weighted Assets)          10,289        16.46%              2,501          4.00%             3,751         6.00%
  Tier I Capital
    (to Average Assets)                10,289         9.98%              4,126          4.00%             5,157         5.00%

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

                            PART II OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

                None

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                The following table provides information about purchases by the Company for the quarter ended September 30, 2004 regarding the Company's common stock.


PURCHASES OF EQUITY SECURITIES BY COMPANY (1)
----------------------- ------------------- ---------------------- ------------------------ -------------------------
Period                   Total Number of     Average Price Paid     Total Number of Shares   Maximum Number of
                         Shares Purchased    per Share              Purchased as Part of     Shares that May Yet Be
                                                                    Publicly Announced       Purchased Under the
                                                                    Plans or Programs        Plans or Programs
----------------------- ------------------- ---------------------- ------------------------ -------------------------
7/1/2004 - 7/31/2004     ---                 --                     ---                      25,000
----------------------- ------------------- ---------------------- ------------------------ -------------------------
8/1/2004 - 8/31/2004     ---                 --                     ---                      25,000
----------------------- ------------------- ---------------------- ------------------------ -------------------------
9/1/2004 - 9/30/2004     ---                 --                     ---                      25,000
----------------------- ------------------- ---------------------- ------------------------ -------------------------
Total                    ---                 --                     ---                      25,000
----------------------- ------------------- ---------------------- ------------------------ -------------------------

(1) On January 20, 2004, the Board of Directors authorized and announced the open-market stock repurchase of up to 25,000 shares of the Company's outstanding stock for a period of approximately 6 months. The program expired on June 30, 2004 with none of the authorized shares repurchased. On July 20, 2004, the Board of Directors again authorized the open-market repurchase of up to 25,000 shares of the Company's outstanding stock with the program to expire December 31, 2004. As of September 30, 2004, no shares have been repurchased. The number of shares, as of September 30, 2004, held in Treasury are 330,645.

Item 3.         DEFAULTS UPON SENIOR EXECUTIVES

                None


Item 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                ---------------------------------------------------

               (a) On July 22, 2004, the Company held its Annual Meeting of Stockholders.

               (b) At the meeting, Scott F. Pulliam and William K. Thomas were elected as directors for terms to expire in 2007. Those directors continuing in office are Rick L. Catt, Steven E. Neeley, Donald K.. Inboden, J. Douglas Goodwine and Robin E. Guyer.

               (c)  Stockholders voted on the following matters:

                    (i) The election of the following two directors of the Corporation;


                                                                                      BROKER
                VOTES:                    FOR          WITHHELD        ABSTAIN       NON-VOTES
                ------                    ---          --------        -------       ---------
                Scott F. Pulliam        424,259         14,376           ---            ---

                William K. Thomas       432,815          5,820           ---            ---

                    (ii) The ratification of the appointment of BKD, LLP as
                         auditors for the Company for the fiscal year ending March 31, 2005.


                                                                                      BROKER
                VOTES:                    FOR          WITHHELD        ABSTAIN       NON-VOTES
                ------                    ---          --------        -------       ---------
                                        431,663          6,972           ---            ---

                            PART II OTHER INFORMATION


Item 5.         OTHER INFORMATION

                None


Item 6.         EXHIBITS AND REPORTS ON FORM 8-K

                a)   Exhibits

                     1.   Exhibit 31: Section 302 Certifications

                     2.   Exhibit 32: Section 906 Certification

                     3. Exhibit 99: Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows for the periods ended June 2003, September 2003, December 2003.

                b)   Reports on Forms 8-K:

                     A report on Form 8-K was furnished July 23, 2004 related to a news release to report first quarter earnings and financial results along with the announcement of a repurchase program.

                                   SIGNATURES

                    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      FIRST ROBINSON FINANCIAL
                                      CORPORATION



Date:    November 12, 2004             /s/ Rick L. Catt
         -----------------             ----------------
                                      Rick L. Catt
                                      President and Chief Executive Officer


Date:    November 12, 2004            /s/ Jamie E. McReynolds
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