Form 10QSB
period 2004-12-31
FIRST ROBINSON FINANCIAL CORP
filed 2005-02-14
CIK 1035991

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 2004
                                               -----------------


                         Commission File Number: 0-29276
                                                 -------


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES X   NO
                                     ---    ---

As of February 8, 2005 the Registrant had 521,749 shares of Common Stock, par value $0.01, issued and outstanding.


Transitional Small Business Disclosure Format (check one):

                                  YES X   NO
                                     ---    ---

                      FIRST ROBINSON FINANCIAL CORPORATION
                              Index to Form 10-QSB

PART 1. FINANCIAL INFORMATION                                                   PAGE

    Item 1.     Financial Statements

        Condensed Consolidated Balance Sheets as of December 31, 2004
            And March 31, 2004                                                    3

        Condensed Consolidated Statements of Income for the
            Three-Month and Nine-Month Periods Ended December 31,
            2004 and December 31, 2003                                          4-5

        Condensed Consolidated Statements of Cash Flows for the Nine-Month
            Period Ended December 31, 2004 and December 31, 2003                6-7

        Notes to Condensed Consolidated Financial Statements                    8-12

    Item 2.     Management's Discussion and Analysis or Plan of Operation      13-24


    Item 3.     Controls and Procedures                                           25



PART II OTHER INFORMATION

    Item 1.   Legal Proceedings                                                   26


    Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         26


    Item 3.   Defaults Upon Senior Securities                                     26


    Item 4.   Submission of Matters to a Vote of Security Holders                 26


    Item 5.   Other Information                                                   26


    Item 6.   Exhibits                                                            26


          SIGNATURES                                                              27


          CERTIFICATIONS                                                       29-31


Item: 1

                      FIRST ROBINSON FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                   (Unaudited)
                                                                                 December 31, 2004     March 31, 2004
                                                                                 -----------------     --------------

                                     ASSETS

Cash and cash equivalents                                                               $6,327              $8,485
Available-for-sale securities                                                           26,592              22,747
Loans, net of allowance for loan losses of $686 and $655 at
  December 31, 2004 and March 31, 2004, respectively                                    68,397              64,844
Federal Reserve Bank and Federal Home Loan Bank stock                                      787                 760
Premises and equipment, net                                                              2,725               2,668
Foreclosed assets held for sale, net                                                       ---                 223
Interest receivable                                                                        535                 623
Prepaid income taxes                                                                       ---                  52
Cash surrender value of life insurance                                                   1,234               1,198
Other                                                                                      356                 308
                                                                                           ---                 ---

     Total Assets                                                                     $106,953            $101,908
                                                                                      ========            ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                83,484              86,185
Federal Home Loan Bank advances                                                          1,000               1,000
Other borrowings                                                                        10,273               2,902
Advances from borrowers for taxes and insurance                                             65                  95
Accrued income taxes                                                                        80                 ---
Deferred income taxes                                                                       29                 168
Interest payable and other liabilities                                                     595                 615
                                                                                           ---                 ---
     Total Liabilities                                                                  95,526              90,965
                                                                                        ------              ------

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.01 par value; authorized 500,000 shares,
  no shares issued and outstanding
Common stock, $ .01 par value; authorized 2,000,000 shares; 859,625 shares issued; outstanding December 31, 2004 - 521,749 shares; March 31, 2004 -
  517,716 shares                                                                             9                   9
Additional paid-in capital                                                               8,586               8,486
Retained earnings                                                                        7,936               7,522
Unearned incentive plan shares; 7,231 shares                                             (125)               (125)
Unearned ESOP and incentive compensation                                                 (339)               (378)
Treasury stock, at cost                                                                (4,786)             (4,856)
  Common: December 31, 2004 - 330,645 shares; March 31, 2004 - 334,678 shares
Accumulated other comprehensive income                                                     146                 285
                                                                                           ---                 ---
     Total Stockholders' Equity                                                         11,427              10,943
                                                                                        ------              ------

     Total Liabilities and Stockholders' Equity                                       $106,953            $101,908
                                                                                      ========            ========

See Notes to Condensed Consolidated Financial Statements.


                      FIRST ROBINSON FINANCIAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
      For the Three and Nine Month Periods Ended December 31, 2004 and 2003
                      (In thousands, except per share data)
                                   (Unaudited)


                                                              Three Month Period                     Nine Month Period
                                                              ------------------                     -----------------

                                                             2004             2003                   2004          2003
                                                             ----             ----                   ----          ----
Interest and Dividend Income:
  Loans                                                     $1,098           $1,137                 $3,187        $3,434
  Securities:
    Taxable                                                    273              224                    770           699
    Tax-exempt                                                  18               17                     55            49
  Dividends on FRB and FHLB stock                               12               14                     34            39
                                                                --               --                     --            --

  Total Interest and Dividend Income                         1,401            1,392                  4,046         4,221
                                                             -----            -----                  -----         -----

Interest Expense:
  Deposits                                                     296              313                    874         1,038
  Federal Home Loan Bank advances                               16               42                     48           125
  Other borrowings                                              32               12                     63            59
                                                                --               --                     --            --

  Total Interest Expense                                       344              367                    985         1,222
                                                               ---              ---                    ---         -----

    Net Interest Income                                      1,057            1,025                  3,061         2,999

Provision for Loan Losses                                       30               30                    120            75
                                                                --               --                    ---            --

    Net Interest Income After Provision for Loan Losses      1,027              995                  2,941         2,924
                                                             -----              ---                  -----         -----

Non-interest income:
  Charges and fees on deposit accounts                         201              190                    590           547
  Charges and other fees on loans                              (9)                1                    (4)            46
  Net gain on sale of loans                                      8               24                     46           162
  Net realized gain on sale of investments                     ---                6                    ---             6
  Other                                                         56               66                    184           200
                                                                --               --                    ---           ---

    Total Non-Interest Income                                  256              287                    816           961
                                                               ---              ---                    ---           ---

Non-interest expense:
  Compensation and employee benefits                           446              498*                 1,527         1,477*
  Occupancy and equipment                                      137              122                    386           365
  Foreclosed property expense                                    1              ---                      7             5
  Data processing                                               53               43                    144           111
  Audit, legal and other professional                           47               33                    141            99
  Advertising                                                   15               27                     62            67
  Telephone and postage                                         26               20                     69            72
  Loss on sale of foreclosed property                          ---               13                    ---             6
  Other                                                        147              127                    402           371
                                                               ---              ---                    ---           ---

    Total Non-Interest Expense                                 872             883*                  2,738          2,573*
                                                               ---             ---                   -----          -----

See Notes to Condensed Consolidated Financial Statements.

*The information presented above has been restated to give proper treatment to the unearned Directors Retirement Plan ("DRP") compensation and the exercise of options under the Company's Incentive Stock Option Plan. See Note 1 of Notes to Condensed Consolidated Financial Statements.


                      FIRST ROBINSON FINANCIAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
     For the Three and Nine Month Periods Ended December 31, 2004 and 2003
                      (In thousands, except per share data)
                                   (Unaudited)


                                                      Three Month Period                    Nine Month Period
                                                      ------------------                    -----------------

                                                    2004             2003                   2004          2003
                                                    ----             ----                   ----          ----

Income before income tax                             411              399*                 1,019          1,312*

  Provision for income taxes                         154              149*                   382            494*
                                                     ---              ---                    ---            ---

    Net Income                                      $257             $250*                  $637           $818*
                                                    ====             ====                   ====           ====

  Earnings Per Share-Basic                         $0.52            $0.51*                 $1.29          $1.69*
  Earnings Per Share-Diluted                       $0.49            $0.48*                 $1.23          $1.58*


COMPREHENSIVE INCOME

Net Income                                          $257             $250                   $637          $818
                                                    ----             ----                   ----          ----

Other Comprehensive Income (Loss):

  Unrealized gains (losses) on securities          (147)               45                  (222)         (264)

  Realized (gains) losses on securities              ---              (6)                    ---           (6)

  Related tax effects                                 55             (15)                     83           101
                                                      --             ----                     --           ---

  Other Comprehensive Income (Loss)                 (92)               24                  (139)         (169)
                                                     ---                                   -----         -----

Comprehensive Income                                $165             $274                   $498          $649
                                                    ====             ====                   ====          ====

See Notes to Condensed Consolidated Financial Statements.

*The information presented above has been restated to give proper treatment to the unearned Directors Retirement Plan ("DRP") compensation and the exercise of options under the Company's Incentive Stock Option Plan. See Note 1 of Notes to Condensed Consolidated Financial Statements.


                      FIRST ROBINSON FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Nine Month Periods Ended December 31, 2004 and 2003
                                 (In thousands)
                                   (Unaudited)


                                                                                       Nine Month Period
                                                                                       -----------------

                                                                                  2004                   2003
                                                                                  ----                   ----
Cash flows from operating activities:
    Net income                                                                    $637                   $818*
    Items not requiring (providing) cash:
      Depreciation and amortization                                                213                    196
      Provision for loan losses                                                    120                     75
      Amortization of premiums and discounts on securities                          74                    153
      Amortization of loan servicing rights                                         44                     89
      Compensation related to incentive plans                                      (1)                    ---
      Compensation related to ESOP                                                 113                    106
      Compensation related to the exercise of options                              103                      1*
      Deferred income taxes                                                       (56)                   (14)*
      Federal Home Loan Bank Stock dividends                                      (27)                   (29)
      Originations of mortgage loans held for sale                             (2,681)               (10,021)
      Proceeds from the sale of mortgage loans                                   2,727                 10,183
      Net gain on loans sold                                                      (46)                  (162)
      Net loss on sale of foreclosed property                                      ---                      6
      Realized gain on sale of investments                                         ---                    (6)
    Changes in:
      Interest receivable                                                           88                    22
      Cash surrender value of life insurance                                      (36)                   (37)
      Other assets                                                                (92)                  (136)
      Prepaid income taxes                                                          52                    ---*
      Accrued income taxes                                                          80                   (10)*
      Interest payable and other liabilities                                      (20)                    189*
                                                                                  ----                    ---

       Net cash provided by operating activities                                 1,292                  1,423*
                                                                                 -----                  -----

Cash flows from investing activities:
    Proceeds from maturities of securities available for sale                    2,500                    282
    Purchase of securities available for sale                                 (10,533)               (10,160)
    Federal Reserve Bank Stock purchased                                           ---                   (11)
    Independent Bankers Bank Stock purchased                                       ---                  (100)
    Repayment of principal on mortgage-backed securities                         3,892                  7,481
    Net change in loans                                                        (3,681)                (3,220)
    Proceeds from sale of foreclosed assets                                        231                     13
    Purchase of premises and equipment                                           (270)                  (340)
                                                                                 -----                  -----

       Net cash used in investing activities                                   (7,861)                (6,055)
                                                                               -------                -------

See Notes to Condensed Consolidated Financial Statements.

*The information presented above has been restated to give proper treatment to the unearned Directors Retirement Plan ("DRP") compensation and the exercise of options under the Company's Incentive Stock Option Plan. See Note 1 of Notes to Condensed Consolidated Financial Statements.


                      FIRST ROBINSON FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
           For the Nine Month Periods Ended Decembre 31, 2004 and 2003
                                 (In thousands)
                                   (Unaudited)


                                                                                     Nine Month Period
                                                                                     -----------------

                                                                                2004                  2003
                                                                                ----                  ----
Cash flows from financing activities:
    Net (decrease) increase in deposits                                       $(2,701)                   $149
    Advances from Federal Home Loan Bank                                        15,550                  6,500
    Repayment of FHLB Advances                                                (15,550)                (6,500)
    Proceeds from other borrowings                                              52,451                 37,619
    Repayment of other borrowings                                             (45,080)               (40,919)
    Purchase of incentive plan shares                                              (6)                  (225)*
    Dividends paid                                                               (223)                  (207)
    Net decrease in advances
      from borrowers for taxes and insurance                                      (30)                   (54)
                                                                                  ----                   ----

       Net cash provided by (used in) financing activities                       4,411                (3,637)*
                                                                                 -----                -------

Decrease in cash and cash equivalents                                          (2,158)                (8,269)

Cash and cash equivalents at beginning of period                                 8,485                 13,021
                                                                                 -----                 ------

Cash and cash equivalents at end of period                                      $6,327                 $4,752
                                                                                ======                 ======


Supplemental Cash Flows Information

        Interest paid                                                             $975                 $1,256

        Income taxes paid (net of refunds)                                         305                    519

        Sale and financing of foreclosed property                                   14                     68

        Real estate acquired in settlement of loans                                 22                     22

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

                      FIRST ROBINSON FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.      BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of First Robinson Financial Corporation (the Company) and its wholly owned subsidiary, First Robinson Savings Bank, National Association (the Bank). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management of the Company, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at December 31, 2004 and the results of its operations and cash flows for the three months and nine months ended December 31, 2004 and 2003. The results of operations for those months ended December 31, 2004 are not necessarily indicative of the results to be expected for the full year.

The Condensed Consolidated Balance Sheet of the Company, as of March 31, 2004, has been derived from the audited Consolidated Balance Sheet for the Company as of that date.

Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 financial statement presentation. These reclassifications had no effect on net income.

The unaudited interim condensed consolidated financial statements for the June, September and December 2003 periods did not give proper effect to the unearned Directors' Retirement Plan ("DRP") compensation and the exercise of options under the Company's Incentive Stock Option Plan. However, the information presented in the annual report on Form 10-KSB as of March 31, 2004 gave proper effect to the DRP and the exercise of options. The information presented above in the consolidated financial statements for the periods ended December 31, 2004 and 2003 also give proper treatment to the DRP and the exercise of options. The unaudited corrected amounts and the amounts as reported in the interim reports on Form 10-QSB for June, September and December 2003 are presented in Exhibit 99.

2.      EMPLOYEE STOCK OWNERSHIP PLAN

In connection with the conversion to the stock form of ownership, the Board of Directors established an employee stock ownership plan (ESOP) for the exclusive benefit of participating employees. Employees age 21 or older who have completed one year of service are eligible to participate. Upon the issuance of the common stock, the ESOP acquired 68,770 shares of $0.01 par value common stock at the subscription price of $10.00 per share. The Bank makes contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. As the debt is repaid, shares are released from collateral and allocated to active employees. Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the Condensed Consolidated balance sheets. As shares are released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share calculations. Dividends on allocated shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt or accrued interest. ESOP compensation expense for the three month periods ended December 31, 2004 and 2003 was $38,000 and $38,000 respectively. The expense for the nine-month periods ended December 31, 2004 and 2003 was $113,000 and $106,000 respectively.

3.      AUTHORIZED SHARE REPURCHASE PROGRAM

On January 18, 2005, the Board of Directors of First Robinson Financial Corporation approved a repurchase program of its equity stock. The announcement of the program was filed purusant to Form 8-K. The Company may repurchase up to 25,000 shares of the Company's common stock from time to time, in the open market, when deemed appropriate by management. The program approved January 18, 2005 will expire on December 31, 2005 or when 25,000 of the Company's outstanding shares are re-purchased. A previous program approved July 20, 2004 expired on December 31, 2004 with none of the approved 25,000 shares re-purchased.

                      FIRST ROBINSON FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.      EARNINGS PER SHARE FOR THE THREE MONTH PERIODS

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to the increase in the average shares outstanding which would have resulted from the exercise of dilutive stock options. The components of basic and diluted earnings per share for the three months ended December 31, 2004 and 2003 were computed as follows (dollar amounts in thousands except share data):

                                                                                         Weighted
                                                                                           Average         Per Share
                                                                       Income               Shares           Amount
                                                                       --------------------------------------------
For the Quarter Ended December 31, 2004:

Basic Earnings per Share:
    Income available to common stockholders                             $257               496,322            $0.52
                                                                                                              =====

Effect of Dilutive Securities:
  Unearned incentive plan shares                                                            13,710
  Stock options                                                                             12,535
                                                                                            ------

Diluted Earnings per Share:
    Income available to common stockholders                             $257               522,567            $0.49
                                                                        ===========================================


For the Quarter Ended December 31, 2003:

Basic Earnings per Share:
    Income available to common stockholders                             $250               485,735            $0.51
                                                                                                              =====

Effect of Dilutive Securities:
  Unearned incentive plan shares                                                            14,052
  Stock options                                                                             20,235
                                                                                            ------

Diluted Earnings per Share:
    Income available for common stockholders                            $250               520,022            $0.48
                                                                        ===========================================

                      FIRST ROBINSON FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.      EARNINGS PER SHARE FOR THE NINE MONTH PERIODS

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to the increase in the average shares outstanding which would have resulted from the exercise of dilutive stock options. The components of basic and diluted earnings per share for the nine months ended December 31, 2004 and 2003 were computed as follows (dollar amounts in thousands except share data):


                                                                                          Weighted
                                                                                           Average         Per Share
                                                                       Income               Shares           Amount
                                                                       --------------------------------------------
For the Nine Month Period Ended December 31, 2004:

Basic Earnings per Share:
    Income available to common stockholders                             $637               493,577            $1.29
                                                                                                              =====

Effect of Dilutive Securities:
  Unearned incentive plan shares                                                            13,582
  Stock options                                                                             12,476
                                                                                            ------

Diluted Earnings per Share:
    Income available to common stockholders                             $637               519,635            $1.23
                                                                        ===========================================


For the Nine Month Period Ended December 31, 2003:

Basic Earnings per Share:
    Income available to common stockholders                             $818               484,342            $1.69
                                                                                                              =====

Effect of Dilutive Securities:
  Unearned incentive plan shares                                                            13,815
  Stock options                                                                             19,864
                                                                                            ------

Diluted Earnings per Share:
    Income available for common stockholders                            $818               518,021            $1.58
                                                                        ===========================================

                      FIRST ROBINSON FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.      STOCK-BASED COMPENSATION

In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" (SFAS 148), the Company provides disclosures as if the Company had adopted the fair value-based method of measuring all outstanding employee stock options during the three and nine month periods ended December 31, 2004 and 2003 as indicated in the following table. The prospective method of accounting for stock options that the Company has elected to follow, as allowed by SFAS 148, recognizes the impact of only newly issued employee stock options. The following table presents the effect on net income and earnings per share had the fair value-based method applied to all outstanding and unvested awards for the three and nine month periods ended December 31, 2004 and 2003. (In thousands, except per share data.)


                                                                 Three Month Period                       Nine Month Period
                                                                 ------------------                       -----------------

                                                                 2004             2003                   2004          2003
                                                                 ----             ----                   ----          ----
Net income, as reported                                          $257             $250                   $637          $818

Add:  Stock-based employee compensation expense
     included in reported income, net of related tax
     effects                                                      ---               46                    106           120


Deduct:  Total stock-based
    employee compensation expense
    determined under fair value
    based method for all awards,
    net of related tax effects                                    ---             (47)                  (107)         (121)
                                                                  ---             ----                  -----         -----

    Pro forma net income                                         $257             $249                   $636          $817
                                                                 ====             ====                   ====          ====


Earnings per common share - basic:
    As reported                                                 $0.52            $0.51                  $1.29         $1.69

    Pro forma                                                   $0.52            $0.51                  $1.29         $1.69

Earnings per common share - diluted:
    As reported                                                 $0.49            $0.48                  $1.23         $1.58

    Pro forma                                                   $0.49            $0.48                  $1.23         $1.58

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

In December 2004, The Financial Accounting Standards Board (FASB) issued its STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123 (REVISED 2004), SHARE-BASED PAYMENT (STATEMENT 123R), which addresses the accounting for employee stock options. Statement 123R requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. Statement 123R is effective, for public entities that file as small business issuers, as of the beginning of the first interm or annual reporting period that begins after December 15, 2005. The impact of the statement cannot be fully determined at this time.

7.      OTHER-THAN-TEMPORARY IMPAIRMENT OF INVESTMENTS

The following table shows our investments' gross unrealized losses and fair value, aggregrated by investment catagory and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004.


Description of Securities            Less than 12 Months            More Than 12 Months                   Total
-------------------------           -------------------------------------------------------------------------------------
                                                 Unrealized                   Unrealized                      Unrealized
                                     Fair Value    Losses          Fair Value   Losses            Fair Value    Losses
-------------------------           -------------------------------------------------------------------------------------
States and political subdivisions         ---        ---               229         10                  229          10
Mortgage-backed securities              5,122         42             3,380         59                8,502         101
                                        -----         --             -----         --                -----         ---

  Total impaired securities            $5,122        $42            $3,609        $69               $8,731        $111
                                       ======        ===            ======        ===               ======        ====

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

BUSINESS STRATEGY

First Robinson Savings Bank, N.A. is a community-oriented, locally owned financial institution offering community-banking services to residents and businesses of Crawford County, Illinois, our primary market area. Periodically, the Board of Directors and management meet to strategically plan for the future. We review and discuss both current and new products and services to determine their effect on our profitability and customer service. We also monitor any and all current events and economic trends in our local area that could materially impact the Bank's earnings. At the present time, the employment market has remained strong in Crawford County and we anticipate no events or economic trends that could negatively affect the Bank. The recent and foreseen rise in interest rates should have a positive affect on the Bank, as management will slow the growth of deposit rates in comparison to loan rates.

                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation


Management has established advisory boards, consisting of six or seven community members in Oblong and Palestine. These boards, along with the Board of Directors, believe we should continue to emphasize our three primary strengths. Those strengths are 1) our staff, which are local, involved, friendly and service oriented; 2) our locally owned and operated Bank; and 3) our excellent reputation and community image. The strategic plan identifies the most critical issue to our success as consistent earnings. Net earnings have remained relatively consistent. A positive factor in maintaining consistent earnings is the Bank's overall asset quality, which is very good. The Bank continues to offer fixed rate residential real estate mortgages through programs with the Federal Home Loan Bank of Chicago and USDA Rural Development. The non-interest income generated from these programs has declined as a result of the current interest rate environment. Our Internet banking service is very popular and the number of customers actively using the service is increasing. The Internet banking product has allowed us to provide direct deposit and payroll services to our business customers. It also allows us to offer cash management and bill paying. We provide investment brokerage services to our customers through PrimeVest Financial Services. The service continues to grow and is also providing non-interest income. We continue to maintain a strong presence in the community and are pleased to be the only independent community bank in Robinson, Palestine and Oblong, Illinois. To visit First Robinson Savings Bank on the web go to www.frsb.net.

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

The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at December 31, 2004.

                                                      Loans Delinquent For:
                     -------------------------------------------------------------------------------------------
                           30-89 Days(1)               90 Days and Over(1)                 Nonaccrual
                     ----------------------------   ----------------------------   ----------------------------
                                         Percent                        Percent                        Percent
                                         of Loan                        of Loan                        of Loan
                      Number    Amount   Category    Number    Amount   Category    Number    Amount   Category
                     --------  --------  --------   --------  --------  --------   --------  --------  --------
                                                        (Dollars in thousands)
Real Estate:
   One- to
   four-family......       4       $92      0.26%       ---       ---       ---         12      $280      0.78%
Commercial and
   agricultural
   real estate......       1         5      0.03        ---       ---       ---          1        31      0.20
   Construction,
   land                  ---       ---       ---        ---       ---       ---        ---       ---       ---
Consumer............       7        32      0.70        ---       ---       ---        ---       ---       ---
Commercial
   business and
   agricultural
   finance..........       1         2      0.02        ---       ---       ---        ---       ---       ---
                     --------  --------  --------   --------  --------  --------   --------  --------  --------

     Total..........      13      $131     0.19%        ---       ---       ---         13      $311      0.45%
                     ========  ========  ========   ========  ========  ========   ========  ========  ========

(CONTINUED)

                         Total Delinquent Loans
                     ----------------------------
                                         Percent
                                         of Loan
                      Number    Amount   Category
                     --------  --------  --------
                        (Dollars in thousands)
Real Estate:
   One- to
   four-family......      16      $372      1.04%
Commercial and
   agricultural
   real estate......       2        36      0.23
   Construction,
   land                  ---       ---       ---
Consumer............       7        32      0.70
Commercial
   business and
   agricultural
   finance..........       1         2      0.02
                     --------  --------  --------

     Total..........      26      $442      0.64%
                     ========  ========  ========

--------------------------------------------------------------------------------
(1) Loans are still accruing.

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

                                        December       March        December
                                           31,          31,            31,
                                      ----------------------------------------
                                          2004          2004          2003
                                      ------------  ------------  ------------

Non-accruing loans:
  One- to four-family................         $280          $302          $360
  Commercial and agricultural
    real estate......................           31          ---           139
  Construction, land.................          ---           58            22
  Consumer...........................          ---            1             1
  Commercial business and
     agricultural finance............          ---          ---             1
                                      ------------  ------------  ------------
       Total.........................          311          361           523
                                      ------------  ------------  ------------

Accruing loans delinquent more
  than 90 days:
  One- to four-family................          ---          ---           ---
  Commercial and agricultural
     real estate.....................          ---          ---           137
  Consumer...........................          ---          ---           ---
  Commercial business and
     agricultural finance............          ---          ---           ---
                                      ------------  ------------  ------------
       Total.........................          ---          ---           137
                                      ------------  ------------  ------------

Foreclosed assets:
  One- to four-family................          ---           88            22
  Commercial and agricultural
     real estate.....................          ---          135           ---
  Consumer...........................          ---          ---           ---
                                      ------------  ------------  ------------
       Total.........................          ---          223            22
                                      ------------  ------------  ------------

Total non-performing assets..........         $311         $584          $682
                                      ============  ============  ============
Total as a percentage of total
  assets.............................        0.29%        0.57%         0.68%
                                      ============  ============  ============

Gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $6,000 for the three months and $15,000 for the nine months ended December 31, 2004 and $8,000 for the three months and $25,000 for the nine months ended December 31, 2003.

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

In connection with the filing of its periodic reports with the OCC and in accordance with its classification of assets policy, the Bank regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at December 31, 2004, the Bank had classified a total of $449,000 of its assets as substandard and $445,000 as doubtful or loss. At December 31, 2004, total classified assets comprised $894,000, or 8.3% of the Bank's capital, and 0.8% of the Bank's total assets.

OTHER LOANS OF CONCERN. As of December 31, 2004, there were $5.2 million in loans identified, but not classified, by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the business have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

Real estate properties acquired through foreclosure are recorded at the fair market value minus 20% of the fair market value if the property is appraised at $50,000 or less. If the property is appraised at greater than $50,000, then the property is recorded at the market fair value less 10% of the fair market value. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At December 31, 2004, the Bank had no real estate properties acquired through foreclosure.

Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At December 31, 2004, the Bank had a total allowance for loan losses of $686,000, representing 1.00% of the Bank's loans, net. At March 31, 2004, the Bank's total allowance for loan losses to the Bank's loans, net was at 1.01%.

                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation


The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

                                           December 31, 2004                              March 31, 2004
                             --------------------------------------------  ---------------------------------------------

                                                              Percent of                                    Percent of
                               Amount of        Loan        Loans in Each     Amount of        Loan        Loans in Each
                               Loan Loss     Amounts by      Category to      Loan Loss     Amounts by      Category to
                               Allowance      Category       Total Loans      Allowance      Category       Total Loans
                             -------------  -------------  --------------   -------------  -------------  --------------
                                                              (Dollars in thousands)
One- to four-family........          $167       $35,954          51.81%            $102        $34,400        52.49%
Multi-family...............           ---           600            0.86             ---            459          0.70
Commercial and
  agricultural real estate.           303        15,890           22.90             237         14,295         21.81
Construction or
  development..............            17         1,308            1.89              27            857          1.31
Consumer and other loans               13         4,655            6.71              12          5,129          7.83
State and Municipal
  Governments..............           ---         1,186            1.71             ---          1,227          1.87
Commercial business
  and agricultural
  finance..................           151         9,798           14.12             241          9,170         13.99
                                                  -----           -----                          -----         -----
Unallocated................            35                                            36
                                       --                                            --
     Total.................          $686       $69,391         100.00%           $ 655        $65,537       100.00%
                                     ====       =======         =======           =====        =======       =======

The following table sets forth an analysis of the Bank's allowance for loan losses.


                                                      Three Months Ended      Nine Months Ended
                                                         December 31,           December 31,
                                                    -----------------------------------------------
                                                       2004        2003         2004        2003
                                                    ----------  ----------   ----------  ----------
                                                                (Dollars in thousands)
Balance at beginning of period...............             $687        $676       $655        $619

Charge-offs:
  One- to four-family........................               37           8         54           8
  Construction, land or
    development..............................              ---         ---         43         ---
  Commercial and agricultural real estate....              ---         ---        ---         ---
  Consumer...................................                3          24          5          32
  Commercial business and agricultural
    finance..................................              ---         ---          2         ---
  Other loans................................                7         ---         16         ---
                                                    ----------  ----------   ----------  ----------
Total charge-offs                                           47          32        120          40
                                                    ----------  ----------   ----------  ----------

Recoveries:
  One- to four-family........................                2         ---          3         ---
  Commercial and agricultural real estate....              ---         ---          2         ---
  Consumer...................................                1           6          5          18
  Commercial business and agricultural
    finance..................................                8         ---         11           8
  Other loans................................                5         ---         10         ---
                                                    ----------  ----------   ----------  ----------
Total recoveries.............................               16           6         31          26
                                                    ----------  ----------   ----------  ----------

Net charge-offs (recoveries).................               31          26         89          14
Additions charged to operations..............               30          30        120          75
                                                    ----------  ----------   ----------  ----------
Balance at end of period.....................             $686        $680       $686        $680
                                                    ==========  ==========   ==========  ==========

Ratio of net charge-offs during the period
  to average loans outstanding during the
  period.....................................            0.05%       0.04%      0.14%       0.02%
                                                    ==========  ==========   ==========  ==========

Ratio of net charge-offs during the period
  to average non-performing assets...........            6.58%       4.82%     15.82%       2.94%
                                                    ==========  ==========   ==========  ==========

                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation


OVERVIEW

First Robinson Financial Corporation is the holding company for Fist Robinson Savings Bank, National Association. The Company is headquartered in Robinson, Illinois and operates three full service offices and one drive-up facility in Crawford County. The Company earned $637,000 for the first nine months of the fiscal year 2004, versus $818,000 in the same period of 2003, a decrease of 22.1%. Earnings were negatively impacted by a $145,000 decrease in non-interest income, a $165,000 increase in non-interest expense and a $45,000 increase in the provision for loan losses. Offsetting these negative impacts was an increase of $62,000 in net interest income. Basic earnings per share for the 2004 nine month fiscal period were $1.29 per share versus $1.69 per share for the same period of 2003. Diluted earnings per share reflect the potential dilutive impact of stock options granted under the stock option plan. Diluted earnings per share for the nine months of fiscal 2004 were $1.23 per share, versus $1.58 per share for the nine months of fiscal 2003.

Net income for the December 2004 quarter was $257,000, an increase of 2.8% versus $250,000 for the comparable period of 2003. Basic earnings per share for the third quarter of fiscal 2004 were $0.52 per share, versus $0.51 per share for the third quarter of fiscal 2003. Diluted earnings per share for the third quarter of fiscal 2004 were $0.49 per share, versus $0.48 per share for the third quarter of fiscal 2003.

RESULTS OF OPERATIONS

NET INTEREST INCOME

For the three-month period ended December 31, 2004, net interest income totaled $1.057 million, an increase of 3.1%, or $32,000 over the same period of 2003. Net interest income increased in the three-month period ended December 31, 2004 versus the comparable period of 2003 primarily due to a $4.880 million, or 5.2%, increase of average-earning assets. For the three-month period ended December 31, 2004, the net interest margin declined 9 basis points to 4.27%, versus the comparable period of 2003. For the nine-month period ended December 31, 2004, net interest income totaled $3.061 million, an increase of 2.1%, or $62,000 versus the same period of 2003. Net interest income increased in the nine-month period of 2004 versus the comparable period of 2003, primarily due to an 11 basis point raise in the net interest margin from 4.09% to 4.20%.

During the December 2004 quarter, total interest and dividend income increased $9,000, or 0.6%, to $1.401 million, versus $1.392 million during the same quarter of 2003. For the three-month period ended December 31, 2004, the yield on average-earning assets decreased 25 basis points to 5.66% from the yield of 5.91% for the three-month period ended December 31, 2003. During the first nine months of fiscal 2005, total interest and dividend income decreased by $175,000, or 4.1%, to $4.046 million, versus $4.221 million during the first nine months of fiscal 2004. The yield on average earning assets decreased by 21 basis points to 5.55% for the nine-month period ended December 31, 2004 versus 5.76% in the same period of 2003.

The average daily loan balances for the quarter ended December 31, 2004 increased $359,000, or 0.5%, to $67.058 million, versus $66.699 million for the same period of 2003. During the same period, loan interest income decreased by $39,000, or 3.4%, to $1.098 million versus $1.137 million during the quarter ended December 31, 2003. The yield on loans decreased 27 basis points to 6.55% from 6.82% for the December 31, 2004 quarter compared to the December 2003 quarter. The average daily loan balances for the nine-month period ending December 31, 2004 decreased 1.5% to $65.521 million, versus the average daily loan balances of $66.545 million for the same period of 2003. During the same period, loan interest income declined by $247,000, or 7.2%, to $3.187 million. The decrease was the result of a 39 basis point decrease in the yield on loans to 6.49% from 6.88% in the same nine-month period of 2003.

The average daily securities balances for the third quarter of fiscal 2005 increased $4.707 million, or 19.9%, to $28.380 million, versus $23.673 million for the same period of fiscal 2004. During the same period, income from securities increased by $48,000, or 18.8%, to $303,000 versus $255,000 during the third quarter of fiscal 2004. The increase was primarily the result of the large increase in securities held, offset by a 4 basis point decrease in the yield on securities, to 4.27%, versus 4.31% in the third quarter of fiscal 2004. The average daily securities balances for the first nine months of fiscal 2005 increased $3.255 million, or 13.7%, to $27.060 million, versus $23.804 million for the same period of 2004. During the same periods, income from securities increased by $72,000, or 9.1%, to $859,000 versus $787,000 during the nine months of fiscal 2004. The increase in interest income was primarily the result of the $3.255 million increase in securities held, but was, offset by an 18 basis point decline in the yields on securities, to 4.23% versus 4.41% in the nine months of fiscal 2004.

                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation


Total interest expense decreased $23,000, or 6.3%, to $344,000 for the three-month period ended December 31, 2004, from $367,000 for the comparable period in 2003. The decrease was primarily the result of a 17 basis point decrease in the Company's daily cost of funds to 1.63%, versus 1.80% for the same period of 2003. Total interest expense decreased $237,000, or 19.4%, to $985,000 for the nine-month period ended December 31, 2004, from $1.222 million for the comparable period in 2003. The decrease was primarily the result of a 36 basis point decrease in the Company's daily cost of funds to 1.58%, versus 1.94% for the same period of 2003.

On an average daily basis, total interest-bearing deposits increased $647,000, or 8.6%, to $75.507 million for the three-month period ended December 31, 2004, versus $74.860 million in the same period in 2003. The average cost of funds decreased by 10 basis points to 1.57% for the December 2004 quarter versus December 2003 quarter at 1.67%. The average daily balance of interest-bearing deposits for the nine-month period ended December 2004 also increased by $1.118 million, or 1.5%, to $75.986 million from $74.868 million. When comparing the average cost of funds for the December 2004 nine-month period to the same period ending December 31, 2003 there was a decrease of 32 basis points from 1.85% to 1.53%.

Average daily balances of long-term borrowings decreased $2.000 million, or 67.7%, to $1.000 million for the three-months and nine months ended December 31, 2004 versus $3.0 million for the same period in 2003. The rate on the long-term borrowings decreased 20 basis points, when comparing the three and nine month periods of 2004 with the same periods of 2003.

For the three-months ended December 31, 2004 versus the three-months of the same period of 2003, the average daily balance of short-term borrowings increased $4.430 million, or 127.8%, from $3.467 million to $7.897 million. The average cost of funds also increased for the December 2004 quarter by 22 basis points from 1.47% to 1.69%. The average daily balance of short-term borrowings for the nine-months ended December 31, 2004 increased by $121,000, or 2.0%, to $6.175 million from $6.054 million for the nine-month period ending December 31, 2003. The average cost of funds also increased by 16 basis points to 1.48% from 1.32% when comparing the nine-months of 2004 to the same period in 2003.

PROVISION FOR LOAN LOSSES

Based on management's review of the adequacy of the allowance for loan losses, provisions for losses on loans of $30,000 and $120,000 were recorded during the three-month and nine-month periods ended December 31, 2004, versus provisions of $30,000 and $75,000 recorded during the same periods of 2003. The increase in the provision for loan losses for the periods ended December 31, 2004 reflected a number of factors, including the level of charge-offs, management's overall view on current credit quality, and the amount and status of impaired loans.

                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation


NON-INTEREST INCOME

Non-interest income categories for the three and nine-month periods ended December 31, 2004 and 2003 are shown in the following table:

                                                         Three Months Ended
                                                            December 31,
                                               ------------------------------------
Non-interest income:                            2004            2003      % Change
                                                ----            ----      --------
                                                           (In thousands)
  Charges and fees on deposit accounts           201             190         5.8%
  Charges and other fees on loans                (9)               1      (10.0)
  Net gain on sale of loans                        8              24      (66.7)
  Net realized gain on sale of investments       ---               6     (100.0)
  Other                                           56              66      (15.2)
                                                 ---             ---      ------

    Total Non-Interest Income                    256             287      (10.8)%
                                                 ===             ===      ======


                                                         Nine Months Ended
                                                            December 31,
                                               ------------------------------------
Non-interest income:                            2004            2003      % Change
                                                ----            ----      --------
                                                           (In thousands)
  Charges and fees on deposit accounts           590             547         7.9%
  Charges and other fees on loans                (4)              46     (108.7)
  Net gain on sale of loans                       46             162      (71.6)
  Net realized gain on sale of investments       ---               6     (100.0)
  Other                                          184             200       (8.0)
                                                 ---             ---      ------

    Total Non-Interest Income                    816             961      (15.1)%
                                                 ===             ===      ======

Charges and fees on deposit accounts increased $11,000 and $43,000, respectively, in the three-month and nine-month periods ended December 31, 2004 versus the same periods in 2003. The increases in 2004 were primarily due to the Bounce Protection program started in May 2003.

Charges and other fees on loans were down significantly in both the three and nine-month periods when compared to the same periods in 2003 due to the adjustment of mortgage servicing rights on previously sold loans that the Bank re-purchased.

The decrease in gains on the sale of mortgages resulted primarily from a decrease in the volume of mortgages sold during both the three-month and nine-month periods ended December 31, 2004 versus the same periods in 2003. During the third quarter of fiscal 2004, the Company sold $402,000 in mortgages versus $965,000 in the same quarter of 2003. During the first nine months of fiscal 2004, the Company sold $2.340 million in mortgages versus $9.657 million in the comparable period of 2003. The decreases in volume in 2004 were primarily the result of rising mortgage rates during 2004, which has resulted in decreased mortgage refinance activity and decreased demand for home mortgages. Management does not expect that the high level of mortgage sales gains experienced during fiscal 2003 will be repeated during the remainder of this fiscal year.

Other income consists of normal recurring fee income such as commissions from PrimeVest Investment Services, our investment brokerage service, the cash value of life insurance recognized, ATM/Debit card interchange income and fees, and safe deposit box rent, as well as other income that management classifies as non-recurring. Other income decreased $10,000 and $16,000, respectively, in the three and nine-month periods ended December 31, 2004 versus the same period of 2003. The primary driver behind the decreases in the three and nine-month periods were attributed to the decrease in commissions from the investment brokerage service.

                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation


NON-INTEREST EXPENSE

Non-interest expense categories for the three and nine-month periods ended December 31, 2004, and 2003 are shown in the following table:

                                                                Three Months Ended
                                                                    December 31,
                                                          ------------------------------
                                                            2004       2003     % CHANGE
                                                            ----       ----     --------
Non-interest expense:                                             (In thousands)
  Compensation and employee benefits                        446        498*      (10.4)%
  Occupancy and equipment                                   137        122        12.3
  Foreclosed property expense                                 1        ---         ---
  Data processing                                            53         43        23.3
  Audit, legal and other professional                        47         33        42.4
  Advertising                                                15         27       (44.4)
  Telephone and postage                                      26         20        30.0
  Loss on sale of foreclosed property                       ---         13      (100.0)
  Other                                                     147        127        15.7
                                                            ---        ---        ----

    Total Non-Interest Expense                              872        883*       1.2%
                                                            ===        ===        ====


                                                                 Nine Months Ended
                                                                    December 31,
                                                          ------------------------------
                                                            2004       2003     % CHANGE
                                                            ----       ----     --------
Non-interest expense:                                             (In thousands)
  Compensation and employee benefits                      1,527      1,477*        3.4%
  Occupancy and equipment                                   386        365         5.8
  Foreclosed property expense                                 7          5        40.0
  Data processing                                           144        111        29.7
  Audit, legal and other professional                       141         99        42.4
  Advertising                                                62         67        (7.5)
  Telephone and postage                                      69         72        (4.2)
  Loss on sale of foreclosed property                       ---          6      (100.0)
  Other                                                     402        371         8.4
                                                            ---        ---         ---

    Total Non-Interest Expense                            2,738      2,573*       6.4%
                                                          =====      =====        ====

Salaries and employee benefits decreased when comparing the December 2004 and 2003 quarters; however, the increase in the nine-month period is related to the cost of the exercised options, insurance benefits and normal pay increases. Total full-time equivalent employees remained stable with 45 at December 31, 2004 and December 31, 2003.

The increase in occupancy and equipment expense and data processing for both the three and nine-month periods reflects the costs associated with the implementation of the check and document imaging systems.

Audit, legal and other professional fees increased primarily due to the compliance costs associated with the Sarbanes-Oxley legislation.

Other expense includes miscellaneous operating expenses such as office supplies, ATM/Debit card interchange fees, check processing fees, federal deposit insurance premiums and assessments by the bank regulators among others. A portion of the increase in other expenses for the nine-month period was the loss from a $9,800 fraudulent cashiers check. Management has implemented increased training of bank personnel regarding fraudulent activities, has implemented a call procedure to verify the validity of cashiers checks and has assisted the local media in alerting the general public.

                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation

INCOME TAX EXPENSE

Income tax expense increased $5,000, or 3.4%, for the three-month ending December 31, 2004, compared to the same period in 2003. Income tax expense for the nine-moth period decreased $112,000, or 22.7%, compared to the same period of 2003. The combined state and federal income tax expense as a percentage of income before income tax expense increased to 37.5% during the three-month period of 2004 compared to 37.3% during the same period in 2003. It decreased to 37.5% for the nine-month period ending December 31, 2004, versus 37.7% for the same period of 2003.

FINANCIAL CONDITION

Total assets of the Company were $106.953 million as of December 31, 2004, an increase of $5.045 million, or 5.0%, when compared to $101.908 million as of March 31, 2004. Total cash and cash equivalents decreased by $2.158 million, or 25.4%, to $6.327 million at December 31, 2004 from $8.485 million at March 31, 2004. Total securities available-for-sale increased by $3.845 million, or 16.9%, to $26.592 million at December 31, 2004 from $22.747 million at March 31, 2004. The increase was a result of the purchase of $10.533 million in securities. This increase was offset by securities paydowns totaling $3.892 million, the amortization of premiums, net of the accretion of discounts totaling $74,000 and the maturities and calls of securities of $2.5 million. The market value of the securities also decreased by $222,000. The investment portfolio is managed to limit the Company's exposure to risk by containing mostly mortgage-backed securities and other securities which are either directly or indirectly backed by the federal government or a local municipal government.

Total loans, net increased by $3.553 million, or 5.5%, to $68.397 million at December 31, 2004 from $64.844 million at March 31, 2004. The mix of loan types within the Company's portfolio was virtually unchanged from March 31, 2004. Real estate, both residential and non-residential was at 77.5%, commercial at 15.8%, and 6.7% in consumer loans.

Total deposits decreased by $2.701 million, or 3.1%, to $83.484 million at December 31, 2004 from $86.185 million at March 31, 2004. The decrease resulted from decreases of $592,000 in certificates of deposit, $1.458 million in savings accounts and $549,000 in NOW accounts and $1.013 million in Money market accounts. Offsetting these decreases was an increase of $911,000 in demand deposits.

Total short-term other borrowings, which consist entirely of repurchase agreements, increased by $7.371 million, or 254.0%, to $10.273 million at December 31, 2004 from $2.902 million at March 31, 2004. The increase is the result of an influx of federal and state grants and loans to a newly constructed facility in Crawford County. The Company anticipates a decrease in these funds in approximately the third quarter of calendar year 2005.

Long-term borrowings decreased by $2.000 million, or 66.6%, to $1.000 million at December 31, 2004 from $3.000 million at December 31, 2003. Long-term borrowings are primarily long-term advances from the Federal Home Loan Bank of Chicago.

Total stockholders' equity increased by $484,000, or 4.4%, to $11.427 million at December 31, 2004 from $10.943 million at March 31, 2004. Net income of $637,000, plus the increase of $209,000 in combined additional paid in capital, unearned incentive plan shares and treasury stock issued for the exercise of stock options were the additions to capital. These increases were offset by the payment of $223,000 in dividends and the decrease in other comprehensive income of $139,000.

                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation


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

At December 31, 2004 we had $1.0 million in fixed-rate fixed-term advances from the FHLB of Chicago outstanding resulting in no change from March 31, 2004. We use our liquidity resources principally to meet outstanding commitments on loans, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. We anticipate no foreseeable problems in meeting current funding commitments. At December 31, 2004, we had outstanding commitments to extend credit, which amounted to $8.2 million (including $5.4 million, in readily available revolving commercial and agricultural lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet any foreseeable liquidity needs.

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

                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation


REGULATORY CAPITAL

At December 31, 2004, the Bank was in compliance with all of the aforementioned capital requirements as summarized below:

                                                                                 December 31, 2004
                                                                                 -----------------
                                                                                   (In Thousands)
                                                                                   --------------
Tier I Capital:
         Common stockholders' equity                                                    10,818
         Unrealized loss (gain) on securities available for sale                         (146)
         Less disallowed intangible assets                                                (15)

           Total Tier I capital                                                         10,657

Tier II Capital:
         Total Tier I capital                                                           10,657
         Qualifying allowance for loan losses                                              686

           Total risk-based capital                                                     11,343

Risk-weighted assets                                                                    64,640
Quarter average assets                                                                 105,300

                                                                                              To be Well Capitalized
                                                                                                  Under the Prompt
                                                                         For Capital              Corrective Action
                                                Actual                Adequacy Purposes              Provisions
                                                ------                -----------------              ----------
                                         Amount         Ratio       Amount          Ratio        Amount          Ratio
                                         ------         -----       ------          -----        ------          -----
As of December 31, 2004:
     Total Risk-Based Capital
       (to Risk-Weighted Assets)         11,343        17.55%        5,171          8.00%          6,464        10.00%
    Tier I Capital
      (to Risk-Weighted Assets)          10,657        16.49%        2,586          4.00%          3,878         6.00%
    Tier I Capital
      (to Average Assets)                10,657        10.12%        4,212          4.00%          5,265         5.00%

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

Item:  3
                      FIRST ROBINSON FINANCIAL CORPORATION
                             CONTROLS AND PROCEDURES


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

                            PART II OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS
                   None

Item 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
                   The following table provides information about purchases by the Company for the quarter ended December 31, 2004 regarding the Company's common stock.

PURCHASES OF EQUITY SECURITIES BY COMPANY (1)
----------------------- ------------------- ---------------------- ------------------------ -------------------------
Period                  Total Number of     Average Price Paid     Total Number of Shares   Maximum Number of
                        Shares Purchased    per Share              Purchased as Part of     Shares that May Yet Be
                                                                   Publicly Announced       Purchased Under the
                                                                   Plans or Programs        Plans or Programs
----------------------- ------------------- ---------------------- ------------------------ -------------------------
10/1/2004 - 10/31/2004   ---                --                     ---                      25,000
------------------------ ------------------ ---------------------- ------------------------ -------------------------
11/1/2004 - 11/30/2004   ---                --                     ---                      25,000
------------------------ ------------------ ---------------------- ------------------------ -------------------------
12/1/2004 - 12/31/2004   ---                --                     ---                      25,000
------------------------ ------------------ ---------------------- ------------------------ -------------------------
Total                    ---                --                     ---                      25,000
------------------------ ------------------ ---------------------- ------------------------ -------------------------

(1) On July 20, 2004, the Board of Directors authorized the open-market repurchase of up to 25,000 shares of the Company's outstanding stock with the program to expire December 31, 2004. As of December 31, 2004, the program has expired with none of the 25,000 shares being repurchased. On January 18, 2005, the Board of Directors of First Robinson Financial Corporation again approved a repurchase program of its equity stock. The Company may repurchase up to 25,000 shares of the Company's common stock from time to time, in the open market, when deemed appropriate by management. The program approved January 18, 2005 will expire on December 31, 2005 or when 25,000 of the Company's outstanding shares are purchased. As of December 31, 2004, the number of shares held in Treasury are 330,645.


Item    3. DEFAULTS UPON SENIOR EXECUTIVES
            None


Item    4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            None


Item    5. OTHER INFORMATION
            None


Item    6. EXHIBITS

                a.      Exhibit 31: Section 302 Certifications

                b.      Exhibit 32: Section 906 Certification

                c. Exhibit 99: Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows for the periods ended June 2003, September 2003, December 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FIRST ROBINSON FINANCIAL
                                      CORPORATION



Date:    FEBRUARY 11, 2005            /s/ Rick L. Catt
         -----------------            ----------------
                                      Rick L. Catt
                                      President and Chief Executive Officer

Date:    FEBRUARY 11, 2005            /s/ Jamie E. Mcreynolds
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