Form 10KSB
period 2005-03-31
FIRST ROBINSON FINANCIAL CORP
filed 2005-06-29
CIK 1035991

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR ENDED MARCH 31, 2005

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-29276

                      FIRST ROBINSON FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

           Delaware                                      36-4145294
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


               501 East Main Street, Robinson, Illinois    62454
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

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        State the issuer's revenues for its most recent fiscal year: $6.5 million.

        As of June 10, 2005, the aggregate value of the 350,234 shares of Common Stock of the Registrant outstanding on such date, which excludes 174,418 shares held by directors and executive officers as a group was approximately $8.1 million. This figure is based on the last known trade price of $23.00 per share of the Registrant's Common Stock on June 10, 2005.

        As of June 10, 2005, there were 524,652 shares issued and outstanding of the Registrant's common stock.

        Transitional Small Business Disclosure check one: YES     NO X .
                                                             ---    ---

                       DOCUMENTS INCORPORATED BY REFERENCE

        Part II of Form 10-KSB - Portions of the Annual Report to Stockholders for the fiscal year ended March 31, 2005.

        Part III of Form 10-KSB - Portions of Proxy Statement for the 2005 Annual Meeting of Stockholders.

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

        THE BANK. The Bank is a national bank, the deposits of which are federally insured and backed by the full faith and credit of the U.S. Government up to $100,000. The Bank is a community-oriented financial institution and seeks to serve the financial needs of the residents and businesses in its market area. The Bank primarily serves Crawford County, Illinois. The principal business of the Bank has historically consisted of attracting retail deposits from the general public and investing those funds in primarily one- to four-family residential real estate loans and, to a lesser extent, consumer loans, commercial and agricultural real estate loans and commercial business and agricultural finance loans. At March 31, 2005, substantially all of the Bank's real estate mortgage loans, were secured by properties located in the Bank's market area. The Bank also invests in investment and equity securities and mortgage-backed securities, and other permissible investments.

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

        Robinson, Palestine and Oblong, Illinois are located in Crawford County, Illinois, approximately 150 miles east of St. Louis, Missouri and 35 miles northwest of Vincennes, Indiana. The major employers in the Bank's primary market area include: Marathon Ashland Petroleum, The Hershey Company, Robinson Correctional Facility, Dana Corporation, Fair Rite Products, Crawford Memorial Hospital and E.H. Baare Corporation.

        The Bank and therefore the Company, is dependent upon the economy of its market area for continued success, since the vast majority of its loans are located in the Bank's market area. See Note 1 of Notes to Consolidated Financial Statements.

LENDING ACTIVITIES

        GENERAL. The Bank's loan portfolio consists primarily of conventional, first mortgage loans secured by one- to four-family residences and, to a lesser extent, consumer loans, commercial and agricultural real estate loans, commercial business and agricultural finance loans and multi-family real estate and construction loans. At March 31, 2005, the Bank's gross loans outstanding totaled $67.6 million, of which $36.2 million or 53.5% were one- to four-family residential mortgage loans. This amount also includes home equity loans totaling $2.5 million. Of the one- to four-family mortgage loans outstanding at that date, 20.5% were fixed-rate loans, and 79.5% were adjustable-rate loans. At that same date, multi-family real estate and construction loans totaled $1.6 million or 2.3% of the Bank's total loan portfolio. Also at that date, the Bank's commercial and agricultural real estate loans totaled $15.0 million or 22.2% of the Bank's total loan portfolio of which 76.8% were adjustable-rate loans and 23.2% were fixed-rate loans. Loans to State and Municipal Governments totaled $1.3 million or 2.0% of the Bank's total loan portfolio as of March 31, 2005. At that same date, consumer and other loans totaled $4.4 million or 6.5% of the Bank's total loan portfolio. At March 31, 2005, commercial business and agricultural finance loans totaled $9.1 million or 13.5% of the Bank's total loan portfolio, of which 28.6% were fixed-rate loans and 71.4% adjustable-rate loans. See Note 3 of Notes to Consolidated Financial Statements.

        The Bank also invests in mortgage-backed securities, government securities, obligations of states or political subdivisions and other debt securities. At March 31, 2005, mortgage-backed securities totaled $23.5 million or 78.5% of the Bank's total investment and mortgage-backed securities portfolio. Government securities, obligations of state and political subdivisions and other debt and equity securities totaled $6.4 million, or 21.5% of the Bank's total investment and mortgage-backed securities portfolio.

        The Bank's loans to one borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation -- Federal Regulation of National Banks." However, the Bank has been approved by the Office of the Comptroller of the Currency ("OCC") to participate in a pilot lending program to exceed the 15% lending limit under certain exceptions. The Bank may lend up to 25% of its unimpaired capital and surplus to one borrower for loans secured by one-to-four family residential real estate, loans secured by small businesses or small farm loans. The total outstanding amount of the Bank's loans or extensions of credit made to all of its borrowers under the special limits of this program may not exceed 100% of the Bank's unimpaired capital and surplus. All loans to affiliates and their related interests are not eligible for this program. At March 31, 2005, the maximum amount which the bank could have lent under this program to any one borrower and the borrowers related interests was approximately $2.9 million. At March 31, 2005, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount.

        The Bank's five largest lending relationships at March 31, 2005 were as follows: (i) $3.4 million in loans to a heavy equipment operator of which $1.9 million was participated with other lenders secured by real estate, equipment, inventory, accounts receivable and personal guarantees; (ii) $2.2 million in loans to an individual and his closely held entities secured by real estate, oil production and leaseholds, inventory, equipment, and personal guarantees; (iii) $1.3 million in loans to a grain elevator secured by real estate, inventory, equipment, and personal guarantees; (iv) $1.2 million in loans to a construction company secured by equipment, accounts receivable, assignment of contract and personal guarantees; (v) $1.2 million in loans to a grain farmer secured by real estate, crops, equipment, inventory, government payments, and personal guarantees. At March 31, 2005, all of these loans totaling $9.3 million in the aggregate, of which $1.9 million was participated to other lenders, were performing in accordance with their terms

        LOAN PORTFOLIO COMPOSITION. The following information concerning the composition of the Bank's loan portfolios in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                                                    March 31,
                                                              ------------------------------------------------------
                                                                        2005                       2004
                                                              ------------------------------------------------------
                                                                 Amount      Percent       Amount        Percent
                                                              ------------------------------------------------------
                                                                             (Dollars in Thousands)
       REAL ESTATE LOANS:
         One- to four-family..............................    $    36,174      53.51%   $    34,400        52.49%
         Multi-family.....................................            663       0.98            459         0.70
         Commercial and agricultural......................         15,045      22.25         14,295        21.81
         Construction or development......................            900       1.33            857         1.31
                                                              -----------   --------    -----------     --------
            Total real estate loans.......................         52,782      78.07         50,011        76.31
                                                              -----------   --------    -----------     --------

       OTHER LOANS:
         Government Loans:
            State & Municipal.............................          1,333       1.97          1,227         1.87
         Consumer and other loans:........................          4,381       6.48          5,129         7.83
         Commercial business and agricultural finance
            loans.........................................          9,112      13.48          9,170        13.99
                                                              -----------   --------    -----------     --------
            Total other...................................         14,826      21.93         15,526        23.69
                                                              -----------   --------    -----------     --------
            Total loans...................................         67,608     100.00%        65,537       100.00%
                                                              -----------   --------    -----------     --------

       LESS:
         Loans in process.................................           (121)                      (38)
         Unearned discounts...............................            ---                       ---
         Allowance for losses.............................           (672)                     (655)
                                                              -----------               -----------
            Total loans receivable, net...................    $    66,815               $    64,844
                                                              ===========               ===========

        The following schedule illustrates the interest rate sensitivity of the Bank's loan portfolio at March 31, 2005. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract reprices, however, $13.9 million in adjustable rate loans have reached their contractual floor rate. These loans then report at their maturity date. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                Real Estate
                              -------------------------------------------------
                                                           Multi-family and
                              One- to Four-Family and       Commercial and       Obligations of State &
                              Construction/Development       Agriculture         Municipal Governments      Consumer and Other
                              ----------------------------------------------------------------------------------------------------
                                            Weighted                 Weighted                 Weighted                 Weighted
                                             Average                  Average                  Average                  Average
                                Amount        Rate       Amount        Rate       Amount        Rate       Amount        Rate
                              ----------------------------------------------------------------------------------------------------
                                                                       (Dollars in Thousands)
   Due During
  Years Ending
    March 31,
----------------
2006(1)......................  $  9,251       6.52%     $  7,653       5.99%     $    339       2.53%     $    530       7.02%
2007 and 2008................     6,687       6.46         2,210       6.32            21       4.96         2,017       7.92
2009 and 2010................     2,695       6.41         1,074       5.62           282       4.35         1,490       6.78
After 2010...................    18,441       6.49         4,771       5.98           691       4.81           344       6.22
                               --------     --------    --------     --------    --------     --------    --------     --------
Total........................  $ 37,074       6.48%     $ 15,708       6.01%     $  1,333       4.13%     $  4,381       7.29%
                               ========     ========    ========     ========    ========     ========    ========     ========

(continued)

                                Commercial Business
                                        and
                                Agricultural Finance            Total
                              --------------------------------------------------
                                            Weighted                 Weighted
                                             Average                  Average
                                Amount        Rate       Amount        Rate
                              --------------------------------------------------
                                            (Dollars in Thousands)
   Due During
  Years Ending
    March 31,
----------------
2006(1)......................  $  6,553        6.45%     $ 24,326       6.29%
2007 and 2008................     1,119        6.25        12,054       6.66
2009 and 2010................     1,226        5.09         6,767       6.04
After 2010...................       214        6.61        24,461       6.34
                               --------      --------    --------     --------
Total........................  $  9,112        6.24%     $ 67,608       6.35%
                               ========      ========    ========     ========

--------------
(1) Includes demand loans, loans having no stated maturity and overdraft loans.

        The total amount of loans due after March 31, 2006 which have predetermined interest rates is $16.8 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $26.5 million, a portion of which have reached their contractual floor rate and are shown in the above table at their contractual maturity.

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

        ONE- TO- FOUR-FAMILY RESIDENTIAL MORTGAGE LENDING. Residential loan originations are generated by the Bank's marketing efforts, its present customers, walk-in customers, and referrals from real estate brokers. Historically, the Bank has focused its lending efforts primarily on the origination of loans secured by one- to four-family residential mortgages in its market area. At March 31, 2005, the Bank's one- to four-family residential mortgage loans totaled $36.2 million, or 53.5%, of the Bank's gross loan portfolio of which $253,000 was non-performing at that date.

        The Bank offers both adjustable and fixed rate mortgage loans. For the year ended March 31, 2005, the Bank originated $20.0 million of real estate loans, of which $13.1 million were secured by one- to four-family residential real estate, $1.0 million was secured by one- to four-family or commercial constructions and land loans, $5.5 million was secured by commercial or agricultural real estate, and $337,000 was secured by multi-family residential real estate. Substantially all of the Bank's one- to four-family residential mortgage originations are secured by properties located in its market area.

        The Bank offers adjustable-rate mortgage loans at rates and on terms determined in accordance with market and competitive factors. The Bank currently originates adjustable-rate mortgage loans with a term of up to 30 years. The Bank offers one year adjustable-rate mortgage loans with a stated interest rate margin generally over the one-year Treasury Bill Index. Increases or decreases in the interest rate of the Bank's adjustable-rate loans is generally limited to 200 basis points at any adjustment date and 600 basis points over the life of the loan. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as are the Bank's liabilities. The Bank qualifies borrowers for adjustable-rate loans based on the initial interest rate of the loan. As a result, the risk of default on these loans may increase as interest rates increase. See "Asset Quality -- Non-Performing Assets." At March 31, 2005, the total balance of one-to four-family adjustable-rate loans was $28.8 million or 42.5% of the Bank's gross loan portfolio. See "-- Originations, Purchases and Sales of Loans."

        The Bank offers fixed-rate mortgage loans with a term of up to 30 years. At March 31, 2005, the total balance of one- to four-family fixed-rate loans was $7.4 million or 11.0% of the Bank's gross loan portfolio. The Bank also offers U.S. Department of Agriculture ("USDA") Guaranteed Rural Housing Loans to borrowers that meet certain income limitations with minimal to no down payment. These loans are 30-year fixed rate loans with a 90% guarantee from USDA. At March 31, 2005, the total balance of USDA Guaranteed Rural Housing Loans was $277,000 or 0.4% of the Bank's gross loan portfolio. During the fiscal year ended March 31, 2005, the Bank sold $507,000 in USDA Guaranteed Rural Housing Loans. The Bank did not retain the servicing on these loans. See "-- Originations, Purchases and Sales of Loans."

        The Bank will generally lend up to 80% of the lesser of the appraised value or purchase price of the security property on owner occupied one- to four-family loans. Residential loans do not include prepayment penalties, are non-assumable (other than government-insured or guaranteed loans), and do not produce negative amortization. Real estate loans originated by the Bank contain a "due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property. The Bank utilizes private mortgage insurance.

        The majority of the fixed rate loans currently originated by the Bank are underwritten and documented pursuant to the guidelines of the Federal Home Loan Bank of Chicago's (the "FHLB") Mortgage Partnership Finance ("MPF") program. Effective January 1, 1999, the Bank joined the MPF program offered by the FHLB. This program offers 15 to 30 year fixed rate mortgages. The Bank sells 100% of the principal and receives a fee. The Bank also receives 25 basis points servicing fee. During the year ended March 31, 2005, the Bank originated loans of $3.0 million. See "--Originations, Purchases and Sales of Loans and -- Investment Activities -- Mortgage-backed Securities."

        MULTI-FAMILY LENDING. The Bank offers one year adjustable-rate multi-family loans for terms of up to 20 years. The Bank will generally lend up to 80% of the value of the collateral securing the loan. At March 31, 2005, the Bank had $663,000 of multi-family real estate loans or 0.98% of the Bank's gross loan portfolio was comprised of such loans. All of these loans were performing in accordance with their terms at that date.

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

        COMMERCIAL AND AGRICULTURAL REAL ESTATE LENDING. The Bank also originates commercial and agricultural real estate loans. At March 31, 2005 approximately $15.0 million, or 22.2% of the Bank's gross loan portfolio, was comprised of commercial and agricultural real estate loans. Of this amount, approximately $3.5 million or 23.2% of these loans were fixed-rate commercial and agricultural real estate loans and approximately $11.5 million or 76.8% were adjustable-rate loans. At March 31, 2005, all of these loans were performing. The largest commercial or agricultural real estate loan was for $1.5 million.

        The Bank will generally lend up to 80% of the value of the collateral securing the loan with varying maturities up to 20 years for loans generally with repricing periods of daily to one year. In underwriting these loans, the Bank currently analyzes the financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the business. The Bank generally requires personal guaranties on corporate borrowers. Appraisals on properties securing commercial and agricultural real estate loans originated by the Bank are primarily performed by independent appraisers. The Bank also offers small business loans, which are generally guaranteed up to 90% by various governmental agencies.

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

        CONSTRUCTION LENDING. The Bank had $900,000 in construction loans for one- to four- family residences, commercial property and land loans, or 1.3% of the total loan portfolio at March 31, 2005.

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

        STATE AND MUNICIPAL GOVERNMENT LOANS. The Bank originates both fixed and adjustable loans for state and municipal governments. At March 31, 2005, the Bank's loans to state and municipal governments totaled $1.3 million, or 2.0%, of the total loan portfolio of which 68.9% were fixed and 31.1% were adjustable. Loans to state and municipal governments are generally at a lower rate than consumer or commercial loans due to the tax-free nature of municipality loans.

        For underwriting purposes, the Bank does not require financial documentation as long as the loan is to the general obligation of the entity. However, proper documentation of the entity's minutes, from a board meeting when a quorum was present, that indicate the approval to seek a loan and the authorized individuals to sign for the loan are required.

        CONSUMER LENDING. The Bank offers secured and unsecured consumer loans. Secured loans may be collateralized by a variety of asset types, including automobiles, mobile homes and deposits. The Bank currently originates substantially all of its consumer loans in its primary market area. At March 31, 2005, the Bank's consumer loan portfolio totaled $4.4 million, or 6.5% of its gross loan portfolio, of which 95.8% were fixed-rate loans.

        A significant component of the Bank's consumer loan portfolio consists of new and used automobile loans. These loans generally have terms that do not exceed five years. Generally, loans on vehicles are made in amounts up to 80% of the sales price or National Automobile Dealers Association value, whichever is least. At March 31, 2005, the Bank's automobile loans totaled $2.8 million or 4.2% of the Bank's gross loan portfolio. These loans were originated predominately on a direct lending basis.

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

        Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At March 31, 2005, none of the Bank's consumer loans were non-performing. There can be no assurances that additional delinquencies will not occur in the future.

        COMMERCIAL AND AGRICULTURAL BUSINESS LENDING. The Bank also originates commercial and agricultural business loans. At March 31, 2005, approximately $9.1 million, or 13.5% of the Bank's gross loan portfolio, was comprised of commercial and agricultural business loans. Of the $9.1 million, approximately $2.6 million or 28.6% were fixed-rate loans and approximately $6.5 million or 71.4% were adjustable-rate loans. At March 31, 2005, all of the Bank's commercial and agricultural business loans were performing. The largest commercial business loan was for $892,000.

        Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business and agricultural finance loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business and agricultural finance loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). The Bank's commercial business and agricultural finance loans are usually secured by business or personal assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At March 31, 2005, $7,000 of the Bank's commercial business and agricultural finance loans were unsecured.

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

        While the Bank currently originates adjustable-rate and fixed-rate loans, its ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For the year ended March 31, 2005, the Bank had total originations of $14.1 million in fixed-rate loans and $15.6 million in adjustable-rate loans.

        The Bank sold $3.5 million in one- to four-family loans through market programs for the year ended March 31, 2005. Sales of these loans generally are beneficial to the Bank since these sales may produce future servicing income, provide funds for additional lending and other investments and increase liquidity. The Bank does not sell loans pursuant to forward sales commitments and, therefore, an increase in interest rates after loan origination and prior to sale may adversely affect the Bank's income at the time of sale.

        The following table shows the loan origination, purchase, sale and repayment activities of the Bank for the periods indicated.

                                                    Year Ended March 31,
                                                ---------------------------
                                                    2005          2004
                                                ---------------------------
                                                  (Dollars in Thousands)

    ORIGINATIONS BY TYPE:
    Real estate:
        One to four-family...................   $    13,090   $    22,788
        Multi-family.........................           337           ---
        Commercial and agricultural..........         5,554         3,562
        Construction and land development....         1,001         1,599

    Other:
        Consumer.............................         3,433         4,312
        State & Municipal Government.........           280         2,273
        Commercial business and agricultural
            finance..........................         6,030        11,307
                                                -----------   -----------
              Total loans originated.........        29,725        45,841
                                                -----------   -----------


    PURCHASES:
    Real Estate:
        One- to four-family..................           533           ---
        Commercial and agricultural..........           397           112
                                                -----------   -----------
              Total loan purchases...........           930           112
                                                -----------   -----------


    SALES AND REPAYMENTS:
    Real estate:
        One- to four-family..................         3,532        10,694

    Other:
        Commercial business and agricultural
            finance and other loans..........         1,200         4,923
                                                -----------   -----------
              Total sales....................         4,732        15,617
                                                -----------   -----------

    Principal reductions.....................        23,594        29,425
                                                -----------   -----------

    Decreases in other items, net                      (258)         (470)
                                                ------------  -----------

    Net increase (decrease) in gross loans...   $      2,071  $       441
                                                ============  ===========

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

        The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at March 31, 2005.

                                                   Loans Delinquent For:
                      ---------------------------------------------------------------------------------
                            30-89 Days(1)           90 Days and Over(1)              Nonaccrual            Total Delinquent Loans
                      --------------------------------------------------------------------------------------------------------------
                                       Percent                    Percent                      Percent                     Percent
                                       of Loan                    of Loan                      of Loan                     of Loan
                      Number   Amount  Category   Number  Amount  Category    Number   Amount  Category   Number  Amount   Category
                      --------------------------------------------------------------------------------------------------------------
                                                                 (Dollars in thousands)
Real Estate:
One- to four-family..      6   $  259     0.72%     ---    $ ---      ---%         9  $  253     0.70%        15  $  512     1.42%
Construction.........    ---      ---      ---      ---      ---      ---        ---     ---      ---        ---     ---      ---
Commercial and
 agricultural real
 estate..............    ---      ---      ---      ---      ---      ---        ---     ---      ---        ---     ---      ---
Consumer and
 others..............      8       27     0.62      ---      ---      ---        ---     ---      ---          8      27     0.62
Commercial business
 and agricultural
 finance.............      1        7     0.08      ---      ---      ---        ---     ---      ---          1       7     0.08
                      -------  ------  --------  -------- ------  --------  --------  ------  --------  --------  ------  -------

  Total..............     15   $  293    0.43%      ---    $ ---      ---%         9  $  253     0.37%        24  $  546     0.80%
                      =======  ======  ========  ======== ======  ========  ========  ======  ========  ========  ======  =======

----------------
        (1)     Loans are still accruing.

        NON-PERFORMING ASSETS. The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. Foreclosed assets include assets acquired in settlement of loans.

                                                          Year Ended
                                                          March 31,
                                                  -------------------------
                                                     2005           2004
                                                  -------------------------
                                                    (Dollars in thousands)
    Non-accruing loans:
       One- to four-family.....................   $     253      $     302
       Commercial and agricultural real estate.         ---            ---
       Construction............................         ---             58
       Consumer................................         ---              1
       Commercial business and agricultural
          finance..............................         ---            ---
                                                  ---------      ---------
         Total.................................         253            361
                                                  ---------      ---------

    Foreclosed assets:
      One- to four-family......................          14             88
      Commercial and agricultural real estate..         ---            135
      Consumer.................................         ---            ---
                                                  ---------      ---------
         Total.................................          14            223
                                                  ---------      ---------

    Total non-performing assets................   $     267      $     584
                                                  =========      =========
    Total as a percentage of total assets......        0.24%          0.57%
                                                  =========      =========


        For the year ended March 31, 2005, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $25,000. There was $18,000 that would have been included in interest income on such loans for the year ended March 31, 2004.

        CLASSIFIED ASSETS. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities, considered by the Office of the Comptroller of the Currency ("OCC") to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full" on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. It should be noted that the OCC has proposed for comment a rule that would amend the methodology currently used to assess the credit risk posed by individual commercial extensions of credit and the level of an institution's aggregate commercial credit risk. No prediction can be made as to whether the rule will be finalized, in which final form it will emerge, or whether such rule, if finalized, will have a material impact on the Bank.

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

        In connection with the filing of its periodic reports with the OCC and in accordance with its classification of assets policy, the Bank regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at March 31, 2005, the Bank had classified a total of $97,000 of its assets as substandard and $376,000 as doubtful or loss. At March 31, 2005, total classified assets comprised $473,000, or 4.4% of the Bank's capital, and 0.4% of the Bank's total assets.

        OTHER LOANS OF CONCERN. As of March 31, 2005, there were $6.0 million in loans identified, but not classified, by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the business have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

        Real estate properties acquired through foreclosure are recorded at the market fair value minus 20% of the market fair value if the property is appraised at $50,000 or less. If the property is appraised at greater than $50,000, then the property is recorded at the market fair value less 10% of the market fair value. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At March 31, 2005, the Bank had $14,000 in real estate properties acquired through foreclosure. The property is for sale and will be sold if the offers to purchase are approved by the Board.

        Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At March 31, 2005, the Bank had a total allowance for loan losses of $672,000, representing 1.0% of the Bank's loans, net. See Note 3 of Notes to Consolidated Financial Statements.

        The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as fo-llows:

                                                                   March 31,
                             ------------------------------------------------------------------------------------

                                                2005                                     2004
                             ------------------------------------------------------------------------------------
                                                             Percent                                   Percent
                                                            of Loans                                  of Loans
                                Amount of        Loan        in Each     Amount of        Loan        in Each
                                Loan Loss     Amounts by   Category to   Loan Loss     Amounts by    Category to
                                Allowance      Category    Total Loans   Allowance      Category     Total Loans
                             ------------------------------------------------------------------------------------
                                                               (Dollars in thousands)
One- to four-family......    $        122   $     36,174      53.51%   $        102   $     34,400       52.49%
Multi-family.............              --            663       0.98             ---            459        0.70
Commercial and
  agricultural real
  estate.................             328         15,045      22.25             237         14,295       21.81
Construction or
  development............               8            900       1.33              27            857        1.31
State & Municipal
  Government Loans........            ---          1,333       1.97             ---          1,227        1.87
Consumer and other
   loans.................              13          4,381       6.48              12          5,129        7.83
Commercial business and
  agricultural finance...             161          9,112      13.48             241          9,170       13.99
Unallocated..............              40            ---        ---              36            ---         ---
                             ------------   ------------     ------    ------------   ------------      ------
     Total...............             672   $     67,608     100.00%   $        655   $     65,537      100.00%
                             ============   ============     ======    ============   ============      ======

        The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                            Year Ended
                                                            March 31,
                                                   ----------------------------
                                                        2005          2004
                                                   ----------------------------
                                                      (Dollars in thousands)

Balance at beginning of year....................   $       655    $       619

Charge-offs:
  One- to four-family...........................           115             49
  Commercial and agricultural real estate.......            32            122
  Consumer and other loans......................            30             38
  Commercial business and agricultural finance..             2              1
  Construction or development...................            43            ---
                                                   -----------    -----------
                                                           222            210
                                                   -----------    -----------

Recoveries:
  One- to four-family...........................             3            ---
  Commercial and agricultural real estate.......             2              3
  Consumer and other loans......................            23             30
  Commercial business and agricultural finance..            11              8
  Construction or development...................           ---            ---
                                                   -----------    -----------
                                                            39             41
                                                   -----------    -----------
Net charge-offs.................................           183            169
Additions charged to operations.................           200            205
                                                   -----------    -----------
Balance at end of year..........................   $       672    $       655
                                                   -----------    -----------

Ratio of net charge-offs during the year to
  Average loans outstanding during the year.....          0.28%          0.25%
                                                          ====           ====

Ratio of net charge-offs during the year to
  Average non-performing assets.................         36.18%         32.17%
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

        INVESTMENT SECURITIES. At March 31, 2005, the Bank's investment securities totaled $29.9 million, or 26.9% of its total assets. It has been the Bank's general policy to invest in obligations of state and political subdivisions, federal agency obligations and other investment securities.

        National banks are restricted in investments in corporate debt and equity securities. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank's unimpaired capital and unimpaired surplus as defined by federal regulations, which totaled $10.9 million as of March 31, 2005, plus an additional 10% if the investments are fully secured by readily marketable collateral. At March 31, 2005, the Bank was in compliance with this regulation. See "Regulation -- Federal Regulation of National Banks" for a discussion of additional restrictions on the Bank's investment activities. See Note 2 of Notes to Consolidated Financial Statements.

        The following table sets forth the composition of the Bank's securities all of which are classified as available for sale.

                                                                               March 31,
                                                              ------------------------------------------
                                                                      2005                  2004
                                                              ------------------------------------------
                                                               Market      % of       Market    % of
                                                                Value      Total      Value    Total
                                                              ------------------------------------------
                                                                        (Dollars in thousands)
U.S. Government agencies...................................   $  4,470      14.94%  $  5,177     22.76%
Mortgage-backed securities.................................     23,498      78.53     15,568     68.44
State and political subdivisions...........................      1,758       5.87      1,806      7.94
Other securities...........................................        196       0.66        196      0.86
                                                              --------     ------   --------    ------

     Total available for sale..............................   $ 29,922     100.00%  $ 22,747    100.00%
                                                              ========     ======   ========    ======

Average remaining life of investment and mortgage-backed
   securities..............................................        18.49 Years           17.28 Years

Other interest-earning assets:
     Total interest-bearing deposits with banks............   $  7,545     100.00%  $  7,005    100.00%
                                                              ========     ======   ========    ======

        The Bank's investment securities portfolio at March 31, 2005, contained no securities of any issuer with an aggregate book value in excess of 10% of the Bank's retained earnings, excluding those issued by the U.S. government, or its agencies.

        First Robinson's investments, including the mortgage-backed securities portfolio, are managed in accordance with a written investment policy adopted by the Board of Directors.

        OCC guidelines, as well as those of the other federal banking regulators, regarding investment portfolio policy and accounting require banks to categorize securities and certain other assets as held for "investment," "sale," or "trading." In addition, the Bank has adopted SFAS 115 which states that securities available for sale are accounted for at fair value and securities which management has the intent and the Bank has the ability to hold to maturity are accounted for on an amortized cost basis. The Bank's investment policy has strategies for each type of security. At March 31, 2005, the Bank classified $29.9 million of its investments as available for sale.

        MORTGAGE-BACKED SECURITIES. The Bank invests primarily in federal agency obligations. At March 31, 2005, the Bank's investment in mortgage-backed securities totaled $23.5 million or 21.1% of its total assets. All of the mortgage-backed securities are classified as available for sale. At March 31, 2005, the Bank did not have a trading portfolio.

        The following table sets forth the maturities of the Bank's mortgage-backed securities at March 31, 2005.

                                                                    Due in
                                                  ----------------------------------------
                                                    1 Year    1 to    5 to 10   10 Years
                                                   or Less  5 Years    Years    or More     Total
                                                  -------------------------------------------------
Federal Home Loan Mortgage Corporation........       ---      $991    $1,059     $7,114    $9,164
  Weighted Average Rate.......................       ---      4.16%     4.35%      4.34%     4.32%

Federal National Mortgage Company.............       ---       ---     1,157      9,273    10,430
  Weighted Average Rate.......................       ---       ---      4.62%      4.39%     4.42%

Government National Mortgage Company..........       ---       ---       ---      3,904     3,904
  Weighted Average Rate.......................       ---       ---       ---       4.20%     4.20%

     Total....................................       ---      $991    $2,216    $20,291   $23,498
  Weighted Average Rate.......................       ---      4.16%     4.49%      4.34%     4.34%

SOURCES OF FUNDS

        GENERAL. The Bank's primary sources of funds are deposits, receipt of principal and interest on loans and securities, interest earned on deposits with other banks, and other funds provided from operations.

        The Bank has used FHLB advances to support lending activities and to assist in the Bank's asset/liability management strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset\Liability Management." At March 31, 2005, the Bank had $1.0 million in FHLB advances and $5.7 million in FHLB Letters of Credit pledged to secure public unit deposits. The Bank also had a credit enhancement reserve of $1.0 million established with the FHLB for participation in the MPF program. These FHLB advances, FHLB Letters of Credit, and the MPF credit enhancement reserve reduced the amount available to borrow from the FHLB of Chicago to $11.8 million. The Bank could also borrow up to $2.0 million from a correspondent bank located in Springfield, Illinois. The Bank has also established borrowing capabilities with the Federal Reserve Bank of St. Louis. See Note 9 of Notes to Consolidated Financial Statements.

        At March 31, 2005, the Bank had $9.1 million in repurchase agreements. See Note 7 of Notes to Consolidated Financial Statements.

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

                                                     Year Ended
                                                      March 31,
                                           -------------------------------
                                                2005             2004
                                           -------------------------------
                                                (Dollars in thousands)

     Opening balance....................   $       86,185   $       82,742
     Deposits...........................          659,435          675,322
     Withdrawals........................         (657,553)        (672,879)
     Interest credited..................              901            1,000
                                           --------------   --------------

     Ending balance.....................           88,968           86,185
                                           --------------   --------------

     Net (decrease) increase............   $        2,783   $        3,443
                                           ==============   ==============

     Percent (decrease) increase........             3.23%            4.16%
                                           ==============   ==============

        The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank for the periods indicated.

                                                                          March 31,
                                                  -------------------------------------------------------
                                                            2005                        2004
                                                  -----------------------------------------------------
                                                                  Percent                      Percent
                                                     Amount      of Total       Amount        of Total
                                                  -----------------------------------------------------
                                                                  (Dollars in thousands)
         TRANSACTIONS AND SAVINGS DEPOSITS:

         Non-interest bearing demand 0.0%........ $     10,982      12.34%   $      8,290        9.62%
         Passbook and Money Market Accounts
           (1.04%)...............................       26,266      29.52          26,846       31.15
         NOW Accounts (0.85%)....................       18,467      20.76          17,415       20.20
                                                  ------------    -------    ------------     -------

         Total non-certificates..................       55,715      62.62          52,551       60.97
                                                  ------------    -------    ------------     -------

         CERTIFICATES:
          0.50 - 1.99%........................... $      6,261       7.04    $     15,546       18.04
          2.00 - 3.99%...........................       22,599      25.40          12,510       14.52
          4.00 - 5.99%...........................        4,353       4.89           4,905        5.69
          6.00 - 7.99%...........................           40       0.05             673        0.78
                                                  ------------    -------    ------------     -------

         Total certificates......................       33,253      37.38          33,634       39.03
                                                  ------------    -------    ------------     -------
         Total deposits.......................... $     88,968     100.00%   $     86,185      100.00%
                                                  ============    =======    ============     =======

        The following table shows rate and maturity information for the Bank's certificates of deposit as of March 31, 2005.

                                                                                                         Weighted
                                            0.50-       2.00-     4.00-      6.00-             Percent    Average
                                            1.99%       3.99%     5.99%      7.99%     Total   of Total    Rate
                                        ----------------------------------------------------------------------------
                                                                   (Dollars in thousands)
Certificate accounts maturing
IN QUARTER ENDING:
June 30, 2005.......................... $     2,258   $  5,184  $     89   $    ---  $  7,531    22.65%      2.21%
September 30, 2005.....................       1,859      6,089     1,991         40     9,979    30.01       2.60
December 31, 2005......................         951      2,431     1,413        ---     4,795    14.42       2.82
March 31, 2006.........................         811      2,517       ---        ---     3,328    10.01       2.44
June 30, 2006..........................         329        827       ---        ---     1,156     3.48       2.52
September 30, 2006.....................          29        906       ---        ---       935     2.81       2.75
December 31, 2006......................           5      1,125         1        ---     1,131     3.40       2.97
March 31, 2007.........................         ---      1,135       221        ---     1,356     4.08       3.15
June 30, 2007..........................         ---        592        87        ---       679     2.04       3.08
September 30, 2007.....................         ---        293       ---        ---       293     0.88       3.04
December 31, 2007......................         ---        241       114        ---       355     1.07       3.42
March 31, 2008.........................         ---        405         1        ---       406     1.22       3.11
Thereafter.............................          19        854       436        ---     1,309     3.93       3.69
                                        -----------   --------  --------   --------  --------  --------   --------

   Total............................... $     6,261   $ 22,599  $  4,353   $     40  $ 33,253   100.00%      2.64%
                                        ===========   ========  ========   ========  ========  ========   ========

   Percent of total....................       18.83%     67.96%    13.09%      0.12%   100.00%
                                                                                     ========

        The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of March 31, 2005.

                                                                             Maturity
                                                  -------------------------------------------------------------
                                                                 Over         Over
                                                   3 Months     3 to 6       6 to 12        Over
                                                   or Less      Months       Months      12 months      Total
                                                  -------------------------------------------------------------
Certificates of deposit less than $100,000....    $   4,229    $   6,546    $   6,404    $   5,763    $  22,942

Certificates of deposit of $100,000 or more...        1,028        2,373        1,576        1,857        6,834

Public funds of $100,000 or more (1)..........        2,274        1,060          143          ---        3,477
                                                  ---------    ---------    ---------    ---------    ---------

Total certificates of deposit.................    $   7,531    $   9,979    $   8,123    $   7,620    $  33,253
                                                  ---------    ---------    ---------    ---------    ---------

---------------
(1)     Deposits from governmental and other public entities.

SUBSIDIARY ACTIVITIES

        As a national bank, the Bank is able to invest unlimited amounts in subsidiaries that are engaged in activities in which the parent bank may engage. In addition, a national bank may invest limited amounts in subsidiaries that provide banking services, such as data processing, to other financial institutions. At March 31, 2005, the Bank had no subsidiaries.

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

        Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document. See Note 12 of Notes to Consolidated Financial Statements.

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

        The Bank's loans to one borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation -- Federal Regulation of National Banks." However, the Bank has been approved by the OCC to participate in a pilot lending program to exceed the 15% lending limit under certain exceptions. The Bank may lend up to 25% of its unimpaired capital and surplus to one borrower for loans secured by one-to-four family residential real estate, loans secured by small businesses or small farm loans. The total outstanding amount of the Bank's loans or extensions of credit made to all of its borrowers under the special limits of this program may not exceed 100% of the Bank's unimpaired capital and surplus. All loans to affiliates and their related interests are not eligible for this program. At March 31, 2005, the maximum amount which the bank could have lent under this program to any one borrower and the borrowers related interests was approximately $2.9 million. At March 31, 2005, the Bank had no loans or groups of loans to related borrowers with outstanding balances. The Bank's five largest lending relationships at March 31, 2005 totaled $9.3 million in the aggregate and were performing in accordance with their terms. Of this amount, $1.9 million was participated to other lenders.

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

THE SARBANES-OXLEY ACT. While not a banking law per se, the Sarbanes-Oxley Act of 2002, ("Sarbanes-Oxley") implements a broad range of corporate governance and accounting measures for public companies (including publicly-held bank holding companies such as the Registrant) designed to promote honesty and transparency in corporate America. Sarbanes-Oxley's principal provisions, many of which have been interpreted through regulations, provide for and include, among other things: (i) the creation of an independent accounting oversight board; (ii) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements; (iv) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (v) an increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the Company's independent auditors; (vi) requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer; (vii) requirements that companies disclose whether at least one member of the audit committee is a `financial expert' (as such term is defined by the SEC) and if not discussed, why the audit committee does not have a financial expert; (viii) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;
(ix) a general prohibition on personal loans to directors and officers, except for certain loans made by subsidiary insured financial institutions such as the Bank on non-preferential terms and in compliance with other bank regulatory requirements; (x) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; (xi) requirements that management assess the effectiveness of internal control over financial reporting and the Company's Independent Registered Public Accounting Firm attest to the assessment; and (xii) a range of enhanced penalties for fraud and other violations.

        It is anticipated that these and other requirements of Sarbanes-Oxley will increase the Company's cost of doing business both in terms of the time and energy that its board, committees and executives will have to expend, as well as in hard dollars, although no prediction can be made at this time of how extensive the increased costs will be.

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

FEDERAL RESERVE SYSTEM

        The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At March 31, 2005, the Bank had $151,000 in FRB stock, which was in compliance with these reserve requirements.

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

        As a member, the Bank is required to purchase and maintain stock in the FHLB of Chicago. At March 31, 2005, the Bank had $651,000 in FHLB stock, which was in compliance with this requirement. In the past year, the Bank has received dividends on its FHLB stock.

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

EMPLOYEES

        At March 31, 2005, the Company and the Bank had a total of 41 full-time and 8 part-time employees. The Company's and the Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which sets accounting requirements for "share-based" compensation to employees, including employee-stock-purchase-plans (ESPPs) and provides guidance on accounting for awards to non-employees. This Statement will require the Company to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. This Statement is effective for the Company on April 1, 2006. The effect to the Company in 2007 is estimated to be minimal based on the current stock options outstanding.

        Emerging Issues Task Force (EITF) Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in 2004 and the Company began presenting the new disclosure requirements in its consolidated financial statements for the year ended March 31, 2004. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position (FSP) to provide additional implementation guidance.

        In March 2004, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 105, Loan Commitments Accounted for as Derivative Instruments, providing guidance on the accounting for loan commitments that relate to the origination of mortgage loans that will be held for resale pursuant to FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was released in 1998 and FASB Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which was issued in 2003. The SEC staff have expressed their view that loan commitments that relate to the origination of mortgage loans that will be held for resale are written options from the perspective of the prospective lender. Thus, upon the origination of a loan commitment, the SEC staff believes that the fair value of the loan commitment should be recorded as a liability with the offset to expense to the extent consideration has not been received. The written option would remain a liability until the expiration or culmination of the contract. The provisions of SAB 105 are effective for derivatives entered into after March 31, 2004. Retroactive application is not required. The Company does not expect the adoption of this staff accounting bulletin to materially impact the Company's financial statements or results of operations.

ITEM 2.         DESCRIPTION OF PROPERTY

        The Bank conducts its business through its main office and three branch offices, which are located in Crawford County, Illinois. The Bank owns its main office and branch offices. The total net book value of the Bank's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at March 31, 2005 was approximately $2.7 million. The following table sets forth information relating to the Bank's offices as of March 31, 2005.

                                              Total         Net Book Value of
                                           Approximate        Buildings and
                                Date          Square         Improvements at
           Location           Acquired       Footage          March 31, 2005
--------------------------------------------------------------------------------

Main Office:
  501 East Main Street          1985          12,420           $1.5 million
  Robinson, Illinois

Branch Offices:
  119 East Grand Prairie        1995          1,800              312,000
  Palestine, Illinois

  102 West Main Street          1995          2,260               65,000
  Oblong, Illinois

  Outer East Main Street        1997          1,000              171,000
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

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, for the quarter ended March 31, 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

        Pages 57 and 58 of the attached 2005 Annual Report to Stockholders are incorporated herein by reference.

        The following table provides information about purchases by the Company for the quarter ended March 31, 2005 regarding the Company's common stock.


PURCHASES OF EQUITY SECURITIES BY COMPANY (1)
----------------------- ------------------- ---------------------- ------------------------ -------------------------
Period                  Total Number        Average Price          Total Number of Shares   Maximum Number of
                        of Shares           Paid per Share         Purchased as Part of     Shares that May Yet Be
                        Purchased                                  Publicly Announced       Purchased Under the
                                                                   Plans or Programs        Plans or Programs
----------------------- ------------------- ---------------------- ------------------------ -------------------------
1/1/2005 - 1/31/2005     ---                --                     ---                      25,000
----------------------- ------------------- ---------------------- ------------------------ -------------------------
2/1/2005 - 2/28/2005     ---                --                     ---                      25,000
----------------------- ------------------- ---------------------- ------------------------ -------------------------
3/1/2005- 3/31/2005      ---                --                     ---                      25,000
----------------------- ------------------- ---------------------- ------------------------ -------------------------
Total                    ---                --                     ---                      25,000
----------------------- ------------------- ---------------------- ------------------------ -------------------------

(1) On January 18, 2005, the Board of Directors of First Robinson Financial Corporation approved a repurchase program of its equity stock. The Company may repurchase up to 25,000 shares of the Company's common stock from time to time, in the open market, when deemed appropriate by management. The program approved January 18, 2005 will expire on December 31, 2005 or when 25,000 of the Company's outstanding shares are purchased. As of March 31, 2005, the number of shares held in Treasury were 330,171.

ITEM 6.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        Pages 6 through 23 of the attached 2005 Annual Report to Stockholders are incorporated herein by reference.

ITEM 7.         FINANCIAL STATEMENTS

        The following information appearing in the Company's Annual Report to Stockholders for the year ended March 31, 2005, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.

                                                                                                         Pages in
                                                                                                          Annual
Annual Report Section                                                                                     Report
---------------------                                                                                  -------------
Report of Independent Registered Public Accounting Firm.............................................        24
Consolidated Balance Sheets for the
   Fiscal Years Ended March 31, 2005 and 2004.......................................................        25
Consolidated Statements of Income for the
   Years Ended March 31, 2005 and 2004..............................................................        26
Consolidated Statements of Stockholders' Equity for
   Years Ended March 31, 2005 and 2004..............................................................        28
Consolidated Statements of Cash Flows for the
   Years Ended March 31, 2005 and 2004..............................................................        30
Notes to Consolidated Financial Statements..........................................................        32

        With the exception of the aforementioned information, the Company's Annual Report to Stockholders for the year ended March 31, 2005, is not deemed filed as part of this Annual Report on Form 10-KSB.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

        There have not been any changes in the Corporation's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

        Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. We will begin the process of evaluating, documenting and testing our system of internal control over financial reporting to provide the basis for our report that will, for the first time, be a required part of our annual report on Form 10-KSB for the fiscal year ending March 31, 2007. Due to the ongoing evaluation and testing of our internal controls, there can be no assurance that if any control deficiencies are identified they will be corrected before the end of the 2007 fiscal year, or that there may not be significant deficiencies or material weaknesses that would be required to be reported. In addition, we expect the evaluation process and any required remediation, if applicable, to increase our accounting, legal and other costs and divert management resources from core business operations.

ITEM 8B.        OTHER INFORMATION

        Not applicable.

                                    PART III

ITEM 9.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

        Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 28, 2005, a copy of which was filed with the Securities and Exchange Commission (the "SEC") on June 24, 2005.

EXECUTIVE OFFICERS

        Information concerning Executive Officers of the Company and the Bank is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 28, 2005, a copy of which was filed with the SEC on June 24, 2005.

COMPLIANCE WITH SECTION 16(A)

        Information concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 28, 2005, a copy of which was filed with the SEC on June 24, 2005.

CODE OF ETHICS

        The Company has adopted a Code of Ethics and Business Conduct applicable to all employees and members of the Board of Directors, a copy of which was attached as Exhibit 14 of the March 31, 2004 report on Form 10-KSB filed with the SEC on June 29, 2004.

ITEM 10.        EXECUTIVE COMPENSATION

        Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 28, 2005, a copy of which was filed with the SEC on June 24, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

        The following table provides information as of March 31, 2005 related to our equity compensation plans in effect at that time.

                      EQUITY COMPENSATION PLAN INFORMATION
----------------------------------------------------------------------------------------------------------------------
        PLAN CATEGORY           NUMBER OF SECURITIES TO BE    WEIGHTED-AVERAGE EXERCISE      NUMBER OF SECURITIES
                                  ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING        REMAINING AVAILABLE FOR
                                   OUTSTANDING OPTIONS,         OPTIONS, WARRANTS AND        FUTURE ISSUANCE UNDER
                                    WARRANTS AND RIGHTS                RIGHTS              EQUITY COMPENSATION PLANS
                                            (A)                         (B)                 (EXCLUDING SECURITIES
                                                                                             REFLECTED IN COLUMN)
                                                                                                      (A)
------------------------------- ---------------------------- ---------------------------- ----------------------------
  EQUITY COMPENSATION PLANS
 APPROVED BY SECURITY HOLDERS             40,537                       $17.27                       13,583
------------------------------- ---------------------------- ---------------------------- ----------------------------

        The Company does not maintain any equity compensation plans that have not been approved by security holders.

        Additional information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 28, 2005, a copy of which was filed with the SEC on June 24, 2005.

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 28, 2005, a copy of which was filed with the SEC on June 24, 2005.

ITEM 13.        EXHIBITS, LIST AND REPORTS ON FORM 8-K

                     (A)     EXHIBITS

                                                                                      REFERENCE TO
     EXHIBIT                                                                    PRIOR FILING OR EXHIBIT
     NUMBER                                  DOCUMENT                            NUMBER ATTACHED HERETO

      3(i)          Certificate of Incorporation                                           *
      3(ii)         By-Laws                                                                *
      4             Instruments defining the rights of security holders,                   *
                    including debentures
     10             Material Contracts                                                    None
     13             Annual Report to Stockholders                                          13
     21             Subsidiaries of Registrant                                             21
     23.0           Consent of Independent Registered Public Accounting Firm              23.0
     31.1           Certification of Principal Executive Officer pursuant to              31.1
                    Section 302 of the Sarbanes-Oxley Act of 2002
     31.2           Certification of Principal Financial Officer pursuant to              31.2
                    Section 302 of the Sarbanes-Oxley Act of 2002
     32.1           Certification of CEO and CFO pursuant to Section 906 of               32.1
                    the Sarbanes-Oxley Act of 2002

----------------

* Previously filed as exhibits to the Company's Registration Statement on Form S-1 filed with the SEC on March 19, 1997 (File No. 333-23625). All of such previously filed exhibits are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.


                     (B)     REPORTS ON FORM 8-K

        A report on Form 8-K was filed on January 21, 2005 announcing a repurchase program effective January 18, 2005-December 31, 2005 for a total of 25,000 shares. None had been purchased through March 31, 2005.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information concerning principal accountant fees and services is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 28, 2005, a copy of which was filed with the SEC on June 24, 2005.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                FIRST ROBINSON FINANCIAL CORPORATION


Date:   June 28, 2005                                           By:     /s/ Rick L. Catt
        -------------                                                   --------------------------------------------
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

By:     /s/ Rick L. Catt                                        By:     /s/ Jamie E. McReynolds
        --------------------------------------------                    --------------------------------------------
        Rick L. Catt, Director,                                         Jamie E. McReynolds, Vice
        President and Chief Executive Officer                           President, Chief Financial Officer and Secretary
        (PRINCIPAL EXECUTIVE AND OPERATING OFFICER)                     (CHIEF FINANCIAL AND ACCOUNTING OFFICER)

Date:   June 28, 2005                                           Date:   June 28, 2005
        -------------                                                   -------------


By:     /s/ Scott F. Pulliam                                    By:     /s/ J. Douglas Goodwine
        --------------------------------------------                    --------------------------------------------
        Scott F. Pulliam, Director                                      J. Douglas Goodwine, Director

Date:   June 28, 2005                                           Date:   June 28, 2005
        -------------                                                   -------------


By:     /s/ Robin E. Guyer                                      By:     /s/ Steven E. Neeley
        --------------------------------------------                    --------------------------------------------
        Robin E. Guyer, Director                                        Steven E. Neeley, Director

Date:   June 28, 2005                                           Date:   June 28, 2005
        -------------                                                   -------------


By:     /s/ William K. Thomas                                   By:     /s/ Donald K. Inboden
        --------------------------------------------                    --------------------------------------------
        William K. Thomas, Director                                     Donald K. Inboden, Director

Date:   June 28, 2005                                           Date:   June 28, 2005
        -------------                                                   -------------