Form 10QSB
period 2005-06-30
FIRST ROBINSON FINANCIAL CORP
filed 2005-08-15
CIK 1035991

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2005
                                                 -------------

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

                                  YES   X      NO
                                      -----       -----

As of August 10, 2005, the Issuer had 516,859 shares of Common Stock, par value $0.01, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

                                  YES          NO   X
                                      -----       -----

                      FIRST ROBINSON FINANCIAL CORPORATION
                              Index to Form 10-QSB


PART 1. FINANCIAL INFORMATION                                               PAGE

    Item 1. Financial Statements

            Condensed Consolidated Balance Sheets as of June 30, 2005
               And March 31, 2005                                            3

            Condensed Consolidated Statements of Income for the
               Quarters Ended June 30, 2005 and June 30, 2004                4

            Condensed Consolidated Statements of Cash Flows for the
               Quarters Ended June 30, 2005 and June 30, 2004                6

            Notes to Condensed Consolidated Financial Statements             8

    Item 2. Management's Discussion and Analysis or Plan of Operations      12

    Item 3. Controls and Procedures                                         23


PART II OTHER INFORMATION

    Item 1. Legal Proceedings                                               24

    Item 2. Unregistered Sales of Equity Securities and Use of Proceeds     24

    Item 3. Defaults Upon Senior Securities                                 24

    Item 4. Submission of Matters to a Vote of Security-Holders             24

    Item 5. Other Information                                               24

    Item 6. Exhibits                                                        24

            SIGNATURES                                                      25

            CERTIFICATIONS                                                  26


Item 1:
                                        FIRST ROBINSON FINANCIAL CORPORATION
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (In thousands, except share data)


                                                                                       (Unaudited)
                                                                                      June 30, 2005    March 31, 2005
                                                                                      -------------    --------------
                                                       ASSETS

    Cash and cash equivalents                                                             $  4,452         $  8,848
    Available-for-sale securities                                                           31,448           29,922
    Loans, net of allowance for loan losses of $715 and $672
       at June 30, 2005 and March 31, 2005, respectively                                    65,941           66,815
    Federal Reserve and Federal Home Loan Bank stock                                           810              802
    Premises and equipment, net                                                              2,720            2,721
    Foreclosed assets held for sale, net                                                       ---               14
    Interest receivable                                                                        603              657
    Deferred income taxes                                                                      ---               97
    Cash surrender value of life insurance                                                   1,255            1,244
    Other assets                                                                               322              325
                                                                                          --------         --------

         Total Assets                                                                     $107,551         $111,445
                                                                                          ========         ========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

    Deposits                                                                                87,351           88,968
    Federal Home Loan Bank advances                                                          1,000            1,000
    Other borrowings                                                                         6,762            9,173
    Advances from borrowers for taxes and insurance                                            169              120
    Deferred income taxes                                                                       30              ---
    Accrued income taxes                                                                       110               66
    Interest payable                                                                           123              113
    Other liabilities                                                                          524              549
                                                                                          --------         --------
         Total Liabilities                                                                  96,069           99,989
                                                                                          --------         --------

    Commitments and Contingencies

    Stockholders' Equity
    Preferred stock, $.01 par value; authorized 500,000 shares, no shares issued and outstanding
    Common stock, $ .01 par value; authorized 2,000,000 shares; 859,625 shares issued;
       outstanding June 30, 2005- 517,096 shares; March 31, 2005 - 522,223 shares                9                9
    Additional paid-in capital                                                               8,648            8,610
    Retained earnings                                                                        8,162            8,157
    Unearned incentive plan shares; 7,231 shares                                             (125)            (125)
    Unearned ESOP and incentive compensation                                                 (332)            (339)
    Treasury stock, at cost                                                                (4,922)          (4,778)
       Common: June 30, 2005 - 335,298 shares; March 31, 2005 - 330,171 shares
    Accumulated other comprehensive income                                                      42             (78)
                                                                                          --------         --------

         Total Stockholders' Equity                                                         11,482           11,456
                                                                                          --------         --------

         Total Liabilities and Stockholders' Equity                                       $107,551         $111,445
                                                                                          ========         ========


See Notes to Condensed Consolidated Financial Statements.

                                 FIRST ROBINSON FINANCIAL CORPORATION
                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            For the Quarters Ended June 30, 2005 and 2004
                                (In thousands, except per share data)
                                             (Unaudited)


                                                                              2005             2004
                                                                              ----             ----
   Interest and Dividend Income:
     Loans                                                                   $1,105           $1,024
     Securities:
        Taxable                                                                 324              233
        Tax-exempt                                                               18               18
     Dividends on Federal Reserve and Federal Home Loan Bank stock               11               11
                                                                             ------           ------

        Total Interest and Dividend Income                                    1,458            1,286
                                                                             ------           ------

   Interest Expense:
     Deposits                                                                   339              289
     Federal Home Loan Bank advances                                             16               14
     Other borrowings                                                            44               13
                                                                             ------           ------

       Total Interest Expense                                                   399              316
                                                                             ------           ------

        Net Interest Income                                                   1,059              970

   Provision for Loan Losses                                                     45               45
                                                                             ------           ------

       Net Interest Income After Provision for Loan Losses                    1,014              925
                                                                             ------           ------

   Non-Interest Income:
     Charges and fees on deposit accounts                                       185              185
     Charges and other fees on loans                                              5                4
     Net gain on sale of loans                                                   16               19
     Net gain on sale of foreclosed assets                                        5              ---
     Other                                                                       65               68
                                                                             ------           ------

       Total Non-Interest Income                                                276              276
                                                                             ------           ------

   Non-Interest Expense:
     Compensation and employee benefits                                         525              577

     Occupancy and equipment                                                    131              121
     Foreclosed property expense                                                  1                6
     Data Processing                                                             42               46
     Audit, legal and other professional                                         46               38
     Advertising                                                                 30               17
     Telephone and postage                                                       20               21
     Net loss on sale of foreclosed assets                                      ---                3
     Other                                                                      127              113
                                                                             ------           ------

      Total Non-Interest Expenses                                               922              942
                                                                             ------           ------


See Notes to Condensed Consolidated Financial Statements.

                                 FIRST ROBINSON FINANCIAL CORPORATION
                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            For the Quarters Ended June 30, 2005 and 2004
                                (In thousands, except per share data)
                                             (Unaudited)

                                                                              2005             2004
                                                                              ----             ----
Income before income tax                                                        368              259

   Provision for income taxes                                                   100               97
                                                                             ------           ------

        Net Income                                                           $  268           $  162
                                                                             ======           ======


   Basic Earnings Per Share                                                  $ 0.53           $ 0.33
   Diluted Earnings Per Share                                                $ 0.51           $ 0.32


COMPREHENSIVE INCOME

Net Income                                                                   $  268           $  162
                                                                             ------           ------

Other Comprehensive Income (Loss):

   Unrealized gains (losses) on securities                                      191            (427)

   Related tax effects                                                         (72)              160
                                                                             ------           ------

   Other Comprehensive Income (Loss)                                            119            (267)
                                                                             ------           ------

Comprehensive Income (Loss)                                                  $  387           $(105)
                                                                             ======           ======




See Notes to Condensed Consolidated Financial Statements.

                            FIRST ROBINSON FINANCIAL CORPORATION
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Quarters Ended June 30, 2005 and June 30, 2004
                                       (In thousands)
                                         (Unaudited)


                                                                          2005       2004
                                                                          ----       ----
Cash flows from operating activities:
    Net income                                                          $    268   $    162
    Items not requiring (providing) cash
      Depreciation and amortization                                           62         66
      Provision for loan losses                                               45         45
      Amortization of premiums and discounts on securities                    12         32
      Amortization of loan servicing rights                                    7         14
      Compensation related to incentive plans                                ---        (1)
      Compensation related to ESOP                                            35         37
      Compensation related to the exercise of options                         61         54
      Deferred income taxes                                                   56        ---
      Federal Home Loan Bank Stock dividends                                 (8)        (8)
      Originations of mortgage loans held for sale                         (665)    (1,016)
      Proceeds from the sale of mortgage loans                               682      1,035
      Net gain on loans sold                                                (17)       (19)
      Net (gain) loss on sale of foreclosed property                         (5)          3
    Changes in:
      Interest receivable                                                     54        108
      Cash surrender value of life insurance                                (11)       (12)
      Other assets                                                           (4)          2
      Prepaid income taxes                                                   ---         38
      Accrued income taxes                                                    44        ---
      Interest payable                                                        10        (5)
      Other liabilities                                                     (25)       (23)
                                                                        --------   --------

       Net cash provided by operating activities                             601       512
                                                                        --------   --------

Cash flows from investing activities:
    Proceeds from maturities of securities available for sale                ---      1,000
    Purchase of securities available for sale                            (2,577)    (6,844)
    Repayment of principal on mortgage-backed securities                   1,230      1,341

    Net change in loans                                                      829      1,071
    Proceeds from sale of foreclosed assets                                   19         16
    Purchase of premises and equipment                                      (61)       (22)
                                                                        --------   --------

       Net cash used in investing activities                               (560)    (3,438)
                                                                        --------   --------


See Notes to Condensed Consolidated Financial Statements.

                            FIRST ROBINSON FINANCIAL CORPORATION
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For The Quarters Ended June 30, 2005 and 2004
                                       (In thousands)
                                         (Unaudited)

                                                                          2005       2004
                                                                          ----       ----
   Cash flows from financing activities:
      Net (decrease) increase in deposits                               $(1,617)   $  (132)
      Advances from Federal Home Loan Bank                                5,300         ---
      Repayment of FHLB advances                                         (5,300)        ---
      Proceeds from other borrowings                                     21,677      10,617
      Repayment of other borrowings                                     (24,088)    (8,366)
      Purchase of incentive plan shares                                      (8)        ---
      Purchase of treasury stock                                           (187)        ---
      Dividends paid                                                       (263)      (223)
      Net increase (decrease) in advances from borrowers
         for taxes and insurance                                              49       (74)
                                                                        --------   --------

         Net cash (used in) provided by financing activities             (4,437)      1,822
                                                                        --------   --------

   Decrease in cash and cash equivalents                                 (4,396)    (1,104)

   Cash and cash equivalents at beginning of period                        8,848      8,485
                                                                        --------   --------

   Cash and cash equivalents at end of period                           $  4,452   $  7,381
                                                                        ========   ========

   Supplemental Cash Flows Information

        Interest paid                                                   $    389   $    321

        Income taxes paid (net of refunds)                                   ---         59

        Sale and financing of foreclosed property                            ---         14

        Real estate acquired in settlement of loans                          ---         16




See Notes to Condensed Consolidated Financial Statements.

                      FIRST ROBINSON FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.      BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of First Robinson Financial Corporation (the "Company") and its wholly owned subsidiary, First Robinson Savings Bank, National Association (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management of the Company, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at June 30, 2005 and the results of its operations and cash flows for the three months ended June 30, 2005 and 2004. The results of operations for those months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

The Condensed Consolidated Balance Sheet of the Company, as of March 31, 2005, has been derived from the audited Consolidated Balance Sheet for the Company as of that date.

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 financial statement presentation. These reclassifications had no effect on net income.

2.      EMPLOYEE STOCK OWNERSHIP PLAN

In connection with the conversion to the stock form of ownership, the Board of Directors established an employee stock ownership plan (ESOP) for the exclusive benefit of participating employees. Employees age 21 or older who have completed one year of service are eligible to participate. Upon the issuance of the common stock, the ESOP acquired 68,770 shares of $0.01 par value common stock at the subscription price of $10.00 per share. The Bank makes contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. Dividends on the unallocated shares received by the ESOP are used to pay debt service. As the debt is repaid, shares are released from collateral and allocated to active employees. Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the condensed consolidated balance sheets. As shares are released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share calculations. Dividends on allocated shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt or accrued interest. ESOP compensation expense for the three months ended June 30, 2005 and 2004 were $35,000 and $37,000 respectively.

3.      AUTHORIZED SHARE REPURCHASE PROGRAM

On January 18, 2005, the Board of Directors of First Robinson Financial Corporation approved a repurchase program of its equity stock. The announcement of the program was filed purusant to Form 8-K. The Company may repurchase up to 25,000 shares of the Company's common stock from time to time, in the open market, when deemed appropriate by management. The program approved January 18, 2005 will expire on December 31, 2005 or when 25,000 of the Company's outstanding shares are re-purchased. A total of 7,825 of the authorized 25,000 shares have been repurchased in the open market as of July 27, 2005.

                      FIRST ROBINSON FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.      EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to the increase in the average shares outstanding which would have resulted from the exercise of dilutive stock options. The components of basic and diluted earnings per share for the three months ended June 30, 2005 and 2004 were computed as follows (dollar amounts in thousands except per share data):

                                                                         Weighted
                                                                          Average      Per Share
                                                            Income        Shares         Amount
                                                            -------------------------------------
For the Quarter Ended June 30, 2005:

Basic Earnings per Share:
    Income available to common stockholders                  $268         500,911         $0.53
                                                                                          =====

Effect of Dilutive Securities:
  Unearned incentive plan shares                                           14,315
  Stock options                                                             9,007
                                                                          -------

Diluted Earnings per Share:
    Income available to common stockholders                  $268         524,233         $0.51
                                                            =====================================

For the Quarter Ended June 30, 2004:

Basic Earnings per Share:
    Income available to common stockholders                  $162         489,956         $0.33
                                                                                          =====

Effect of Dilutive Securities:
  Unearned incentive plan shares                                           13,480
  Stock options                                                             9,675
                                                                          -------

Diluted Earnings per Share:
    Income available for common stockholders                 $162         513,111         $0.32
                                                            =====================================

                      FIRST ROBINSON FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.      STOCK-BASED COMPENSATION

In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" (SFAS 148), the Company provides disclosures as if the Company had adopted the fair value-based method of measuring all outstanding employee stock options during the three months ended June 30, 2005 and 2004 as indicated in the following table. The prospective method of accounting for stock options that the Company has elected to follow, as allowed by SFAS 148, recognizes the impact of only newly issued employee stock options. The following table presents the effect on net income and earnings per share had the fair value-based method applied to all outstanding and unvested awards for the three months ended June 30, 2005 and 2004.

                                                                  Three Month Period
                                                                  ------------------
                                                                        June 30
                                                                        -------
                                                                 2005            2004
                                                                 ----            ----
                                                                     (In thousands)
Net income, as reported                                          $268            $162

Add: Stock-based employee compensation expense
     included in reported income, net of related tax
     effects                                                       42              77

Deduct: Total stock-based
    employee compensation expense
    determined under fair value
    based method for all awards,
    net of related tax effects                                    (43)            (78)
                                                                -----           -----

    Pro forma net income                                         $267            $161
                                                                =====           =====

Earnings per common share - basic:
    As reported                                                 $0.53           $0.33

    Pro forma                                                   $0.53           $0.33

Earnings per common share - diluted:
    As reported                                                 $0.51           $0.32

    Pro forma                                                   $0.51           $0.32

6.      RECENT ACCOUNTING PRONOUNCEMENTS

Generally accepted accounting principals are complex and require management to apply significant judgements to various accounting, reporting and disclosure matters. Management of the Company must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company's significant accounting policies, see "Notes to the Consolidated Financial Statements" in the Company's 2005 Annual Report. Certain policies are considered critical because they are highly dependent on subjective or complex judgements, assumptions and estimates. Changes in such estimates may

                      FIRST ROBINSON FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of the Company's Board of Directors. For a discussion of applying critical accounting policies, See "Significant Accounting Policies" beginning on page 32 in the Company's 2005 Annual Report.

In December 2004, The Financial Accounting Standards Board (FASB) issued its STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123 (REVISED 2004), SHARE-BASED PAYMENT (STATEMENT 123R), which addresses the accounting for employee stock options. This Statement will require the Company to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. This Statement is effective for the Company on April 1, 2006. The effect to the Company in 2006 is estimated to be minimal based on the unvested current stock options outstanding.

Emerging Issues Task Force (EITF) Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and
(ii)evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and the Company began presenting the new disclosure requirements in its consolidated financial statements for the year ended March 31, 2004. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position (FSP) to provide additional implementation guidance.

7.      OTHER-THAN-TEMPORARY IMPAIRMENT OF INVESTMENTS

The following table shows our investments' gross unrealized losses and fair value, aggregrated by investment catagory and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2005 and 2004.

Description of Securities            Less than 12 Months          More Than 12 Months               Total
-------------------------           -------------------------------------------------------------------------------
                                                 Unrealized                 Unrealized                  Unrealized
                                     Fair Value    Losses        Fair Value   Losses        Fair Value    Losses
-------------------------           -------------------------------------------------------------------------------
As of June 30, 2005
-------------------
U.S. government agencies               $1,973        $18            $---       $---           $1,973         $18
States and political subdivisions         ---        ---             229          9              229           9
Mortgage-backed securities              9,347         75           4,041         64           13,388         139
                                       ------        ---           -----         --           ------         ---

  Total impaired securities           $11,320        $93          $4,270        $73          $15,590        $166
                                      =======        ===          ======        ===          =======        ====

As of June 30, 2004
-------------------
U.S. government agencies                 $---       $---            $---       $---             $---        $---
States and political subdivisions         662         36             ---        ---              662          36
Mortgage-backed securities              9,284        119           2,642         89           11,926         208
                                        -----        ---           -----         --           ------         ---

  Total impaired securities            $9,946       $155          $2,642        $89          $12,588        $244
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

                      FIRST ROBINSON FINANCIAL CORPORATION
           Management's Discussion and Analysis or Plan of Operations

Management has established advisory boards, consisting of six or seven community members in Oblong and Palestine. These boards, along with the Board of Directors, believe we should continue to emphasize our three primary strengths. Those strengths are 1) our staff, which are local, involved, friendly and service oriented; 2) our locally owned and operated Bank; and 3) our excellent reputation and community image. The strategic plan identifies the most critical issue to our success as consistent earnings. Net earnings have remained relatively consistent. A positive factor in maintaining consistent earnings is the Bank's overall asset quality, which is very good. The Bank continues to offer fixed rate residential real estate mortgages through programs with the Federal Home Loan Bank of Chicago and USDA Rural Development. The non-interest income generated from these programs has declined as a result of the current interest rate environment. Our Internet banking service, "Netteller" is very popular and the number of customers actively using the service is increasing. It has allowed us to offer bill paying and cash management and also direct deposit and payroll services to our business customers. We provide investment brokerage services to our customers through PrimeVest Financial Services. The service continues to grow and is also providing non-interest income. We have recently completed a trust referral agreement with Independent Bankers Bank located in Springfield, Illinois. This will allow us to offer trust services to our customers while evaluating the viability of implementing an internal trust department We continue to maintain a strong presence in the community and are pleased to be the only independent community bank in Robinson, Palestine and Oblong, Illinois. To visit First Robinson Savings Bank on the web go to www.frsb.net.

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

The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at June 30, 2005.

                                                 Loans Delinquent For:
                -------------------------------------------------------------------------------------
                        30-89 Days(1)            90 Days and Over(1)             Nonaccrual              Total Delinquent Loans
                ---------------------------  ---------------------------  ---------------------------  ---------------------------
                                   Percent                      Percent                      Percent                      Percent
                                   of Loan                      of Loan                      of Loan                      of Loan
                 Number   Amount   Category   Number   Amount   Category   Number   Amount   Category   Number   Amount   Category
                -------- --------  --------  -------- --------  --------  -------- --------  --------  -------- --------  --------
                                                              (Dollars in thousands)
Real Estate:
  One- to
  four-family...      6     $290     0.81%       ---    $---        ---        10     $284      0.79%       16     $574      1.60%
  Commercial
  and
  agricultural
  real estate...      3      140     1.01        ---     ---        ---       ---      ---       ---         3      140      1.01
  Consumer and
  other loans...      6       23     0.50        ---     ---        ---         1        2      0.04         7       25      0.54
 Commercial
  business and
  agricultural
  finance.......      1       10     0.12        ---     ---        ---       ---       ---      ---         1       10      0.12
                      -       --     ----        ---     ---        ---       ---       ---      ---         -       --      ----

     Total......     16     $463     0.69%       ---    $---        ---%       11      $286     0.43%       27     $749      1.12%
                     ==     ====     =====       ===    ====        ====       ==      ====     =====       ==     ====      =====

----------------------------------------------------------------------------------------------------------------------------------
(1)     Loans are still accruing.

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

                                          June 30    March 31,     June 30,
                                       -------------------------------------
                                           2005        2005          2004
                                       -----------  -----------  -----------
Non-accruing loans:
  One- to four-family................       $284         $253           298
  Commercial and agricultural
     real estate.....................        ---          ---           160
  Consumer...........................          2          ---             1
                                               -          ---             -
Total................................        286          253           459
                                             ---          ---           ---

Foreclosed assets:
  One- to four-family................        ---           14            71
  Commercial and agricultural
     real estate.....................        ---          ---           135
                                             ---          ---           ---
Total................................        ---           14           206
                                             ---           --           ---

Total non-performing assets..........       $286         $267          $665
                                       ===========  ===========  ===========
Total as a percentage of total
  assets.............................       0.27%        0.24%         0.64%
                                       ===========  ===========  ===========

Gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $6,000 for the three months ended June 30, 2005 and $7,000 for the three months ended June 30, 2004.

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

In connection with the filing of its periodic reports with the OCC and in accordance with its classification of assets policy, the Bank regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at June 30, 2005, the Bank had classified a total of $242,000 of its

                      FIRST ROBINSON FINANCIAL CORPORATION
           Management's Discussion and Analysis or Plan of Operations


assets as substandard and $236,000 as doubtful or loss. At June 30, 2005, total classified assets comprised $478,000, or 4.2% of the Bank's capital, and 0.4% of the Bank's total assets.

OTHER LOANS OF CONCERN. As of June 30, 2005, there were $4.5 million in loans identified, but not classified, by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the business have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

Real estate properties acquired through foreclosure are recorded at the market fair value minus 20% of the market fair value if the property is appraised at $50,000 or less. If the property is appraised at greater than $50,000, then the property is recorded at the market fair value less 10% of the market fair value. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At June 30, 2005, the Bank had no real estate properties acquired through foreclosure.

Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At June 30, 2005, the Bank had a total allowance for loan losses of $715,000, representing 1.08% of the Bank's loans, net. At March 31, 2005, the Bank's total allowance for loan losses to the Bank's loans, net was at 1.01%.

                      FIRST ROBINSON FINANCIAL CORPORATION
           Management's Discussion and Analysis or Plan of Operations


        The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

                                          June 30, 2005                             March 31, 2005
                             --------------------------------------------------------------------------------------

                                                          Percent of                                 Percent of
                               Amount of       Loan      Loans in Each    Amount of       Loan      Loans in Each
                               Loan Loss    Amounts by    Category to     Loan Loss    Amounts by    Category to
                               Allowance     Category     Total Loans     Allowance     Category     Total Loans
                               ---------     --------     -----------     ---------     --------     -----------
                                                             (Dollars in thousands)

One- to four-family......           $194       $35,967         53.77%          $122       $36,174        53.51%
Multi-family.............            ---           696          1.04            ---           663          0.98
Commercial and
   agricultural real
estate...                            316        13,873         20.74            328        15,045         22.25
Construction or
   development...........              8         1,092          1.63              8           900          1.33
Consumer and other loans               9         4,572          6.84             13         4,381          6.48
State and Municipal
Governments..............            ---         2,132          3.19            ---         1,333          1.97
Commercial business
  and agricultural
  finance................            172         8,555         12.79            161         9,112         13.48
                                                               -----                                      -----
Undisbursed portion of
loans....................                        (232)                                      (121)
                                                 -----                                      -----
Unallocated..............             16                                        40
                                      --                                        --
     Total...............           $715       $66,656        100.00%        $ 672        $67,487        100.00%
                                    ====       =======        =======        =====        =======        ======

        The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                              Three Months Ended
                                                                   June 30,
                                                           ------------------------
                                                               2005        2004
                                                           ------------ -----------
       Balance at beginning of period..................         $672        $655

       Charge-offs:
         One- to four-family...........................            4         ---
         Construction and development..................          ---          43

         Consumer......................................            2           1
         Commercial business and agricultural finance..          ---           2
         Other loans...................................            4           4
                                                                   -           -
       Total                                                      10          50
                                                                  --          --
       Recoveries:
         One- to four-family...........................            4           1
         Non-farm non-residential property.............          ---           2
         Consumer.......................................           1           1
         Commercial business and agricultural finance...         ---           2
         Other loans..................................             3           3
                                                                   -           -
       Total                                                       8           9
                                                                   -           -

       Net charge-offs..................................           2          41
       Additions charged to operations..................          45          45
                                                                  --          --
       Balance at end of period.........................        $715        $659
                                                                ====        ====

       Ratio of net charge-offs during the period to
        average loans outstanding during the period.....      0.003%      0.064%
                                                              ======      ======

       Ratio of net charge-offs during the period to
        average non-performing assets...................       0.62%       6.54%
                                                               =====       =====

                      FIRST ROBINSON FINANCIAL CORPORATION
           Management's Discussion and Analysis or Plan of Operations


OVERVIEW

First Robinson Financial Corporation is the holding company for First Robinson Savings Bank, National Association. The Company is headquartered in Robinson, Illinois and operates three full service offices and one drive-up facility in Crawford County. The Company earned $268,000 for the three month period ending June 30, 2005, versus $162,000 in the same period of 2004, an increase of 65.4%. Earnings were positively impacted by an $89,000 increase in net interest income and a decrease of $20,000 in non-interest expense. Basic earnings per share for the June 30, 2005 three month period were $0.53 per share versus $0.33 per share for the same period of 2004. Diluted earnings per share reflect the potential dilutive impact of stock options granted under the stock option plan. Diluted earnings per share for the three months ending June 30, 2005 were $0.51 per share, versus $0.32 per share for the three months ending June 30, 2004.

RESULTS OF OPERATIONS

NET INTEREST INCOME

For the three-month period ended June 30, 2005, net interest income totaled $1.059 million, an increase of 9.2%, or $89,000, over the same period of 2004. Net interest income increased in the three-month period ended June 30, 2005 versus the comparable period of 2004 primarily due to a $6.912 million, or 7.2%, increase of average-earning assets. For the three-month period ended June 30, 2005, the net interest spread increased 29 basis points to 3.83%, versus the comparable period of 2004

During the June 2005 quarter, total interest and dividend income increased $172,000, or 13.4%, to $1.458 million, versus $1.286 million during the same quarter of 2004. For the three-month period ended June 30, 2005, the yield on average-earning assets increased 31 basis points to 5.69% from the yield of 5.38% for the three-month period ended June 30, 2004.

The average daily loan balances for the quarter ended June 30, 2005 increased $2.576 million, or 4.0%, to $66.818 million, versus $64.242 million for the same period of 2004. During the same period, loan interest income increased by $81,000, or 8.0%, to $1.105 million versus $1.024 million during the quarter ended June 30, 2004. The yield on loans increased 25 basis points to 6.62% from 6.37% for the June 30, 2005 quarter compared to the June 2004 quarter.

The average daily securities balances for the first quarter of fiscal year 2006 increased $7.345 million, or 30.1%, to $31.775 million, versus $24.430 million for the same period of fiscal 2005. During the same period, income from securities increased by $91,000, or 34.7%, to $353,000 versus $262,000 during the first quarter of fiscal 2005. The increase was primarily the result of the large increase in securities held, and a 12 basis point increase in the yield on securities, to 4.23%, versus 4.11% in the first quarter of fiscal 2005.

Total interest expense increased $83,000, or 26.3%, to $399,000 for the three-month period ended June 30, 2005, from $316,000 for the comparable period in 2004. The increase was the result of a 2 basis point increase in the Company's daily cost of funds to 1.86%, versus 1.84% for the same period of 2004 and an increase in the average daily balance of other borrowings.

On an average daily basis, total interest-bearing deposits increased $834,000, or 1.1%, to $77.543 million for the three-month period ended June 30, 2005, versus $76.709 million in the same period in 2004. The average cost of funds decreased by 7 basis points to 1.75% for the June 2005 quarter versus the June 2004 quarter at 1.82%.

Average daily balances of long-term borrowings for the June 2005 quarter had no change from the June 2004 quarter. The rate on the long-term borrowings also remained the same at 5.6%. However during the June 2005 quarter, the average balance for the quarter of overnight borrowings from the FHLB was $254,000 compared to no overnight borrowings for the June 2004 quarter resulting in an increase of interest expense of $2,000 at an average cost of 3.14%.

For the three-months ended June 30, 2005 versus the three-months of the same period of 2004, the average daily balance of short-term borrowings increased $3.025 million, or 75.3%, from $4.018 million to $7.043 million. The average cost of funds also increased for the June 2005 quarter by 119 basis points from 1.29% to 2.48%.

                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation


PROVISION FOR LOAN LOSSES

The provision for loan losses for the quarter ended June 30, 2005 was $45,000 compared to $45,000 for the quarter ended June 30, 2004. The provision for both periods reflects management's analysis of the Company's loan portfolio based on the information which was available to the Company. Management meets on a quarterly basis to review the adequacy of the allowance for loan losses based on Company guidelines. Classified loans are reviewed by the loan officers to arrive at specific reserve levels for those loans. Once the specific reserve for each loan is calculated, management calculates general reserves for each loan category based on a combination of loss history adjusted for current national and local economic conditions, trends in delinquencies and charge-offs, trends in volume and term of loans, changes in underwriting standards, and industry conditions. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company's management believes that, as of June 30, 2005, its allowance for loan losses was adequate.

NON-INTEREST INCOME

Non-interest income categories for the three-month periods ended June 30, 2005 and 2004 are shown in the following table:

                                                         Three Months Ended
                                                              June 30,
                                                  ---------------------------------
 Non-interest Income:                             2005          2004       % Change
                                                  ----          ----       --------
                                                         (In thousands)
   Charges and fees on deposit accounts            185           185           ---
   Charges and other fees on loans                   5             4          25.0%
   Net gain on sale of loans                        16            19         (15.8)
   Net gain on sale of foreclosed property           5           ---           ---
   Other                                            65            68          (4.4)
                                                    --            --          -----

     Total Non-Interest Income                     276           276           ---
                                                   ===           ===           ===

Charges and fees on deposit accounts remained the same when comparing the two June quarters of 2005 and 2004. Charges and other fees on loans were up in the three-month period ending June 2005 when compared to the same period in 2004 due to an increase in the commissions received on the sale of credit life and accident and health insurance.

The decrease in gains on the sale of mortgages resulted primarily from a decrease in the volume of mortgages sold during the three-month period ended June 30, 2005 versus the same period in 2004. During the first quarter of fiscal 2006, the Company sold $626,000 in mortgages versus $928,000 in the same quarter of fiscal 2005. The decrease in volume, when comparing the two quarters, was primarily the result of rising mortgage rates, which has resulted in decreased mortgage refinance activity and decreased demand for home mortgages.

Other income consists of normal recurring fee income such as commissions from PrimeVest Investment Services, our investment brokerage service, the cash value of life insurance recognized, ATM/Debit card interchange income and fees, and safe deposit box rent, as well as other income that management classifies as non-recurring. Other income decreased $3,000 in the three-month period ended June 30, 2005 versus the same period of 2004. The primary driver behind the decrease can be attributed to the decrease in commissions received from the investment brokerage service.

                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation


NON-INTEREST EXPENSE

Non-interest expense categories for the three-month periods ended June 30, 2005, and 2004 are shown in the following table:

                                                         Three Months Ended
                                                              June 30,
                                                  ---------------------------------
                                                  2005          2004       % Change
                                                  ----          ----       --------
Non-interest expense:                                    (In thousands)
   Compensation and employee benefits              525           577         (9.0)%
   Occupancy and equipment                         131           121          8.3
   Foreclosed property expense                       1             6        (83.3)
   Data processing                                  42            46         (8.7)
   Audit, legal and other professional              46            38         21.1
   Advertising                                      30            17         76.5
   Telephone and postage                            20            21         (4.8)
   Loss on sale of foreclosed property             ---             3       (100.0)
   Other                                           127           113         12.4
                                                   ---           ---         ----

     Total Non-Interest Expense                    922           942        (2.1)%
                                                   ===           ===        =====

Salaries and employee benefits decreased when comparing the June 2005 and 2004 quarters primarily due to a $66,000 decrease in options exercised offset by a $10,000 increase in the fair value of the shares held in the Directors Retirement Plan. Total full-time equivalent employees decreased to 43 at June 30, 2005 from 45 and June 30, 2004.

The increase of $10,000 in occupancy and equipment expense for the three-month period reflects the costs associated with repairs on concrete work and landscaping at all of the facilities of the Company.

Foreclosed property expense decreased by $5,000 due to the only having one property in foreclosed assets during the June 2005 quarter compared to three during the June 2004 quarter.

Audit, legal and other professional fees increased primarily due to the compliance costs associated with the Sarbanes-Oxley legislation.

The increase of $13,000 in advertising expense is primarily associated with the cancellation fee related to a software program purchased for marketing additional products to existing customers and increased sponsorhsip of community groups to promote name recognition.

Other expense includes miscellaneous operating expenses such as office supplies, ATM/Debit card interchange fees, check processing fees, loan expenses, federal deposit insurance premiums and assessments by the bank regulators among others. The increase of $14,000 in other expenses is primarily the result of increases in loan expenses, increases in the amount of waived check order charges and expenses paid to attend a training seminar regarding income taxes.

INCOME TAX EXPENSE

Income tax expense increased $3,000, or 3.2%, for the three-months ending June 30, 2005, compared to the same period in 2004. The combined state and federal income tax expense as a percentage of income before income tax expense decreased to 27.2% during the three-month period of 2005 compared to 37.5% during the same period in 2004. The decrease in the effective tax rate can be associated with certain adjustments related to timing differences during the June 2005 quarter.

                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation


FINANCIAL CONDITION

Total assets of the Company decreased by $3.894 million, or 3.5%, to $107.551 million at June 30, 2005 from $111.445 million at March 31, 2005. The decrease in assets was primarily due to a decrease of $4.396 million, or 49.7%, in cash and cash equivalents and a decrease of $874,000, or 1.3%, in loans, net, partially offset by a 5.1%, or $1.526 million, increase of available-for-sale securities.

The Company's interest-bearing demand deposits decreased by $4.024 million, or 53.3%, to $3.521 million at June 30, 2005 from $7.545 million at March 31, 2005. Cash and due from banks of the Company decreased by $372,000, or 28.6%, from $1.303 million at March 31, 2005 to $931,000 at June 30, 2005. The total decrease in cash and cash equivalents of $4.396 million was primarily a result of a decrease in deposits from customers and other borrowings.

Available-for-sale investment securities amounted to $31.448 million at June 30, 2005 compared to $29.922 million at March 31, 2005, a $1.526 million increase. The increase resulted from $2.577 million in investment purchases and a $191,000 increase in the market valuation of the available-for-sale portfolio partially offset by $1.230 million in repayments on mortgage-backed securities. The investment portfolio is managed to limit the Company's exposure to risk by containing mostly mortgage-backed securities and other securities which are either directly or indirectly backed by the federal government or a local municipal government.

The Company's net loan portfolio decreased by $874,000 to $65.941 million at June 30, 2005 from $66.815 million at March 31, 2005. Gross loans decreased by $831,000 while the allowance for loan losses increased by $43,000. Commercial nonresidential real estate and farmland loans decreased by $1.173 million primarily from the payoff of a loan to a landfill company. Loans secured by 1-4 family residences decreased by $207,000, primarily due to a decrease in fixed rate home loans. These decreases were offset in part by an increase of $799,000 in state and municipal government loans.

At June 30, 2005, the allowance for loan losses was $715,000 or 1.08% of the net loan portfolio which was up from the allowance for loan losses at March 31, 2005 at $672,000 or 1.01% of the net loan portfolio. During the first quarter of fiscal 2006, the Company charged off $10,000 of loan losses, $2,000 of which in consumer loans, $4,000 in other loans, which are primarily checking accounts under the bounce protection program and $4,000 pertained to one loan secured by 1-4 family residential properties. The chargeoffs of $10,000 were partially offset by $8,000 in recoveries, consisting of $1,000 in consumer loans, $3,000 in other loans, and $4,000 in 1-4 family residential loans. Management reviews the adequacy of the allowance for loan losses quarterly, and believes that its allowance is adequate; however, the Company cannot assure that future chargeoffs and/or provisions will not be necessary. See "Asset Quality" for further information on delinquencies.

As of June 30, 2005, the Company had no real estate properties held for sale. At March 31, 2005, the Compnay had one property at $14,000 which was sold for a net gain of $5,000. Foreclosed assets are carried at lower of cost or net realizable value.

Adjustments to deferred income taxes for the tax effect of the increase in market value of investment securities available for sale resulted in a deferred tax liability of $25,000 at June 30, 2005 compared to a deferred tax asset of $46,000 at March 31, 2005.

Total deposits decreased by $1.617 million to $87.351 million at June 30, 2005 from $88.968 million at March 31, 2005. The 1.8% decrease in total deposits was due to decreases of $1.458 million in savings, NOW, and money market accounts and $534,000 in certificates of deposit. Offsetting these decreases was an increase of $148,000 in non-interest bearing demand deposits.

Federal Home Loan Bank advances remained constant at $1.0 million at June 30, 2005 and March 31, 2005. However, other borrowings consisting entirely of repurchase agreements, decreased $2.411 million, or 26.3%. The obligations are secured by mortgage-backed securities and US Government Agencies held in safekeeping at the Federal Home Loan Bank of Chicago. At June 30, 2005, the average rate on the repurchase agreements was 2.56% compared to 2.29% at March 31, 2005. These agreements mature periodically within 24 months.

Advances from borrowers for taxes and insurance increased by $49,000 from $120,000 at March 31, 2005 to $169,000 at June 30, 2005. Accrued income taxes payable increased $44,000. Accrued interest payable increased by $10,000 due to the rise in interest rates on variable rate deposit accounts. Other liabilities decreased $25,000 from $549,000 at March 31, 2005 to $524,000 at June 30, 2005,
primarily due to the payment of real estate taxes due on the Company's facilities.

                      FIRST ROBINSON FINANCIAL CORPORATION
           Management's Discussion and Analysis or Plan of Operations


Stockholders' equity at June 30, 2005 was $11.482 million compared to $11.456 million at March 31, 2005, an increase of $26,000. Accumulated comprehensive income increased by $120,000 due to an increase in the fair value of securities available for sale, net of related tax effect. Retained earnings increased by the amount of net income or $268,000, offset by $263,000 in dividends declared and paid. Additional paid-in-capital also increased by the amount of $38,000 due to the valuation of shares in the employee stock ownership plan. These increases were offset in part by the purchase of Treasury shares of First Robinson Financial stock in the amount of $144,000.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has entered into performance standby and financial standby letters of credit with various local commercial businesses in the aggregate amount of $1.554 million. The letters of credit are collateralized and underwritten, as required by the loan policy, in the same manner as any commercial loan. The advancement of any funds on these letters of credit is not anticipated.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are deposits and principal and interest payments collected on loans, investments and related securities. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition.

Liquidity resources are used principally to meet outstanding commitments on loans, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. The Company anticipates no foreseeable problems in meeting current loan commitments. At June 30, 2005, outstanding commitments to extend credit, amounted to $11.6 million (including $7.1 million, in available revolving commercial and agricultural lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet any foreseeable liquidity needs.

The Company maintains a $19.256 million line of credit with the FHLB, of which $1.0 million was borrowed. This line can be accessed immediately. The Company regularly uses FHLB Letters of Credit as security for public unit deposits. The available line of credit with the FHLB is reduced by the amount of these letters of credit. As of June 30, 2005, $4.850 million in FHLB letters of credit were pledged. In addition to the Letters of Credit, the available line of credit with the FHLB is also reduced by $1.043 million for the credit enhancement reserve established as a result of the participation in the FHLB MPF program. The Company also maintains a $2.0 million revolving line of credit and a $600,000 revolving line of credit with Independent Banker's Bank located in Springfield, Illinois. The Company has also established borrowing capabilities at the discount window with the Federal Reserve Bank of St. Louis.

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

                      FIRST ROBINSON FINANCIAL CORPORATION
           Management's Discussion and Analysis or Plan of Operations


REGULATORY CAPITAL

At June 30, 2005, the Bank was in compliance with all of the aforementioned capital requirements as summarized below:

                                                                   JUNE 30, 2005
                                                                  (IN THOUSANDS)

Tier I Capital:
         Common stockholders' equity                                     $11,294
         Unrealized loss (gain) on securities available for sale            (42)
         Disallowed intangible assets                                       (15)
                                                                            ----

           Total Tier I capital                                           11,237
                                                                          ------

Tier II Capital:
         Total Tier I capital                                             11,237
         Qualifying allowance for loan losses                                715
                                                                             ---

           Total risk-based capital                                       11,952
                                                                          ======

Risk-weighted assets                                                      63,272
Quarter average assets                                                   108,754

                                                                                           To be Well Capitalized
                                                                                              Under the Prompt
                                                                       For Capital            Corrective Action
                                              Actual                Adequacy Purposes            Provisions
                                              ------                -----------------            ----------
                                       Amount         Ratio       Amount          Ratio     Amount          Ratio
                                       ------         -----       ------          -----     ------          -----
As of June 30, 2005:
    Total Risk-Based Capital
     (to Risk-Weighted Assets)        $11,952        18.89%       $5,062          8.00%      $6,327        10.00%
  Tier I Capital
    (to Risk-Weighted Assets)          11,237        17.76%        2,531          4.00%       3,796         6.00%
  Tier I Capital
    (to Average Assets)                11,237        10.33%        4,350          4.00%       5,438         5.00%

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


DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2005 our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and
(ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.


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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. The Company will begin the process of evaluating, documenting and testing their system of internal control over financial reporting to provide the basis for a report that will, for the first time, be a required part of the annual report on Form 10-KSB for the fiscal year ending March 31, 2007. Due to the ongoing evaluation and testing of internal controls, there can be no assurance that if any control deficiencies are identified they will be corrected before the end of the 2007 fiscal year, or that there may not be significant deficiencies or material weaknesses that would be required to be reported. In addition, the Company expects the evaluation process and any required remediation, if applicable, to increase accounting, legal and other costs and divert management resources from core business operations.

                            PART II OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS
              None

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PRCEEDS

PURCHASES OF EQUITY SECURITIES BY COMPANY (1)
----------------------- ------------------- ---------------------- ------------------------ -------------------------
Period                   Total Number of     Average Price Paid     Total Number of Shares   Maximum Number of
                         Shares Purchased    per Share              Purchased as Part of     Shares that May Yet Be
                                                                    Publicly Announced       Purchased Under the
                                                                    Plans or Programs        Plans or Programs
----------------------- ------------------- ---------------------- ------------------------ -------------------------
4/1/2005 - 4/30/2005     ---                 --                     ---                      25,000
----------------------- ------------------ ---------------------- ------------------------ -------------------------
5/1/2005 - 5/31/2005     ---                 --                     ---                      25,000
----------------------- ------------------ ---------------------- ------------------------ -------------------------
6/1/2005 - 6/30/2005     7,588               24.60                  7,588                    17,412
----------------------- ------------------ ---------------------- ------------------------ -------------------------
Total                    7,588               24.60                  7,588                    17,412
----------------------- ------------------ ---------------------- ------------------------ -------------------------

(1) On January 18, 2005, the Board of Directors authorized and announced the open-market stock repurchase of up to 25,000 shares of the Company's outstanding stock. The program will expire on December 31, 2005 or when the approved shares are repurchased.

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


Date: August 10, 2005                        /s/ Rick L. Catt
      ---------------                        ----------------
                                             Rick L. Catt
                                             President and Chief Executive
                                             Officer

Date: August 10, 2005                        /s/ Jamie E. Mcreynolds
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