Form 10QSB
period 2005-09-30
FIRST ROBINSON FINANCIAL CORP
filed 2005-11-14
CIK 1035991

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005
                                               ------------------

                         Commission File Number: 0-29276
                                                 -------

                      FIRST ROBINSON FINANCIAL CORPORATION
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                                 36-4145294
               --------                                 ----------
    (State or other jurisdiction                  I.R.S. Employer ID Number
  of incorporation or organization)


501 East Main Street, Robinson, Illinois                   62454
----------------------------------------                   -----
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                        YES _____       NO __X__

As of November 10, 2005, the Registrant had 506,023 shares of Common Stock, par value $0.01, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

                        YES _____       NO __X__

                      FIRST ROBINSON FINANCIAL CORPORATION

                              Index to Form 10-QSB

PART 1. FINANCIAL INFORMATION                                              PAGE

    Item 1.     Financial Statements

        Condensed Consolidated Balance Sheets as of September 30, 2005
            And March 31, 2005                                              3

        Condensed Consolidated Statements of Income for the Three-Month
            and Six-Month Periods Ended September 30, 2005 and
            September 30, 2004                                              4

        Condensed Consolidated Statements of Cash Flows for the Six-Month
            Periods Ended September 30, 2005 and September 30, 2004         6

        Notes to Condensed Consolidated Financial Statements                8

    Item 2.     Management's Discussion and Analysis or Plan of Operation   13

    Item 3.     Controls and Procedures                                     26


PART II. OTHER INFORMATION

    Item 1.     Legal Proceedings                                           27

    Item 2.     Unregistered Sales of Equity Securities and Use of
                    Proceeds                                                27

    Item 3.     Defaults Upon Senior Securities                             27

    Item 4.     Submission of Matters to a Vote of Security Holders         27

    Item 5.     Other Information                                           28

    Item 6.     Exhibits                                                    28

SIGNATURES                                                                  29


Item: 1

                                     FIRST ROBINSON FINANCIAL CORPORATION
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (In thousands, except share data)


                                                                         (Unaudited)
                                                                       September 30, 2005      March 31, 2005
                                                                       ------------------      --------------
                                                    ASSETS
Cash and cash equivalents                                                       $7,398              $8,848
Available-for-sale securities                                                   29,642              29,922
Loans, net of allowance for loan losses of $675 and $672
   at September 30, 2005 and March 31, 2005, respectively                       65,005              66,815
Federal Reserve and Federal Home Loan Bank stock                                   818                 802
Premises and equipment, net                                                      2,700               2,721
Foreclosed assets held for sale, net                                                11                  14
Interest receivable                                                                705                 657
Deferred income taxes                                                               35                  97
Cash surrender value of life insurance                                           1,267               1,244
Other assets                                                                       408                 325
                                                                                   ---                 ---

     Total Assets                                                             $107,989            $111,445
                                                                              ========            ========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                        86,600              88,968
Federal Home Loan Bank advances                                                  1,000               1,000
Other borrowings                                                                 8,209               9,173
Advances from borrowers for taxes and insurance                                     68                 120
Accrued income taxes                                                               136                  66
Interest payable                                                                   131                 113
Other liabilities                                                                  493                 549
                                                                                   ---                 ---
     Total Liabilities                                                          96,637              99,989
                                                                                ------              ------

Commitments and Contingencies                                                      ---                 ---

Stockholders' Equity
Preferred stock, $.01 par value; authorized 500,000 shares,
  no shares issued and outstanding                                                 ---                 ---
Common stock, $ .01 par value; authorized 2,000,000 shares; 859,625 shares issued; outstanding September 30, 2005- 506,023 shares;
  March 31, 2005 - 522,223 shares                                                    9                   9
Additional paid-in capital                                                       8,675               8,610
Retained earnings                                                                8,399               8,157
Unearned incentive plan shares; 7,231 shares                                      (125)               (125)
Unearned ESOP and incentive compensation                                          (317)               (339)
Treasury stock, at cost                                                         (5,208)             (4,778)
  Common: September 30, 2005 - 346,371 shares; March 31, 2005 -
  330,171 shares
Accumulated other comprehensive income                                             (81)                (78)
                                                                                  ----                ----
     Total Stockholders' Equity                                                 11,352              11,456
                                                                                ------              ------

     Total Liabilities and Stockholders' Equity                               $107,989            $111,445
                                                                              ========            ========

See Notes to Condensed Consolidated Financial Statements.


                                           FIRST ROBINSON FINANCIAL CORPORATION
                                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          For the Three and Six-Month Periods Ended September 30, 2005 and 2004
                                          (In thousands, except per share data)
                                                       (Unaudited)


                                                               Three-Month Period                      Six-Month Period
                                                               ------------------                      ----------------
                                                              2005             2004                   2005          2004
                                                              ----             ----                   ----          ----
Interest and Dividend Income:
  Loans                                                     $1,129           $1,062                 $2,234        $2,085
  Securities:
    Taxable                                                    315              265                    639           498
    Tax-exempt                                                  18               18                     36            36
  Dividends on Federal Reserve Bank and
    Federal Home Loan Bank stock                                10               11                     21            22
                                                                --               --                     --            --

     Total Interest and Dividend Income                      1,472            1,356                  2,930         2,641
                                                             -----            -----                  -----         -----

Interest Expense:
  Deposits                                                     373              289                    712           578
  Federal Home Loan Bank advances                               16               18                     32            32
  Other borrowings                                              55               18                     99            31
                                                                --               --                     --            --

   Total Interest Expense                                      444              325                    843           641
                                                               ---              ---                    ---           ---

    Net Interest Income                                      1,028            1,031                  2,087         2,000

Provision for Loan Losses                                       45               45                     90            90
                                                                --               --                     --            --

    Net Interest Income After Provision for Loan Losses        983              986                  1,997         1,910
                                                               ---              ---                  -----         -----

Non-interest income:
  Charges and fees on deposit accounts                         203              204                    388           389
  Charges and other fees on loans                                7                4                     12             9
  Net gain on sale of loans                                     14               19                     30            38
  Net gain on sale of foreclosed assets                        ---                3                      5           ---
  Other                                                         67               60                    132           128
                                                                --               --                    ---           ---

    Total Non-Interest Income                                  291              290                    567           564
                                                               ---              ---                    ---           ---

Non-interest expense:
  Compensation and employee benefits                           483              504                  1,008         1,081
  Occupancy and equipment                                      132              128                    263           249
  Foreclosed property expense                                    1              ---                      2             6
  Data processing                                               46               46                     88            92
  Audit, legal and other professional                           43               56                     89            94
  Advertising                                                   31               30                     61            47
  Telephone and postage                                         25               22                     45            43
  Other                                                        120              141                    247           254
                                                               ---              ---                    ---           ---

   Total Non-Interest Expense                                  881              927                  1,803         1,866
                                                               ---              ---                  -----         -----

See Notes to Condensed Consolidated Financial Statements.


                                           FIRST ROBINSON FINANCIAL CORPORATION
                                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          For the Three and Six-Month Periods Ended September 30, 2005 and 2004
                                          (In thousands, except per share data)
                                                       (Unaudited)


                                                                  Three-Month Period                      Six-Month Period
                                                                  ------------------                      ----------------
                                                                 2005             2004                   2005          2004
                                                                 ----             ----                   ----          ----
Income before income tax                                          393              349                    761           608

   Provision for income taxes                                     156              131                    256           228
                                                                  ---              ---                    ---           ---

      Net Income                                                 $237             $218                   $505          $380
                                                                 ====             ====                   ====          ====

   Earnings Per Share-Basic                                     $0.48            $0.44                  $1.02         $0.77
   Earnings Per Share-Diluted                                   $0.46            $0.42                  $0.97         $0.73



Comprehensive Income
--------------------

Net Income                                                       $237             $218                   $505          $380
                                                                 ----             ----                   ----          ----

Other Comprehensive Income (Loss):

   Unrealized gains (losses) on securities                       (196)             352                     (5)          (75)

   Related tax effects                                             73             (132)                     2            28
                                                                   --            -----                      -            --

   Other Comprehensive Income (Loss)                             (123)             220                     (3)          (47)
                                                                 ----              ---                     --          ----

Comprehensive Income                                             $114             $438                   $502          $333
                                                                 ====             ====                   ====          ====

See Notes to Condensed Consolidated Financial Statements.

                                     FIRST ROBINSON FINANCIAL CORPORATION
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          For the Six-Month Periods Ended September 30, 2005 and 2004
                                                (In thousands)
                                                  (Unaudited)


                                                                                        Six-Month Period
                                                                                        ----------------
                                                                                  2005                   2004
                                                                                  ----                   ----
Cash flows from operating activities:
    Net income                                                                    $505                   $380
    Items not requiring (providing) cash:
      Depreciation and amortization                                                127                    134
      Provision for loan losses                                                     90                     90
      Amortization of premiums and discounts on securities                          30                     55
      Amortization of loan servicing rights                                         15                     25
      Compensation related to incentive plans                                      ---                     (1)
      Compensation related to ESOP                                                  72                     75
      Compensation related to the exercise of options                               77                    103
      Deferred income taxes                                                         64                    (43)
      Federal Home Loan Bank Stock dividends                                       (16)                   (18)
      Originations of mortgage loans held for sale                              (1,534)                (2,234)
      Proceeds from the sale of mortgage loans                                   1,564                  2,272
      Net gain on loans sold                                                       (30)                   (38)
      Net gain on sale of foreclosed property                                       (5)                   ---
    Changes in:
      Interest receivable                                                          (48)                   (20)
      Cash surrender value of life insurance                                       (23)                   (24)
      Other assets                                                                 (98)                  (119)
      Prepaid income taxes                                                         ---                     52
      Accrued income taxes                                                          70                     85
      Interest payable                                                              18                      1
      Other liabilities                                                            (56)                   (22)
                                                                                  ----                   ----

       Net cash provided by operating activities                                   822                    753
                                                                                   ---                   ----

Cash flows from investing activities:
    Proceeds from maturities of securities available for sale                      ---                  1,500
    Purchases of securities available for sale                                  (2,577)                (8,802)
    Purchases of Federal Reserve Bank Stock                                        ---                    ---
    Repayments of principal on mortgage-backed securities                        2,822                  2,667
    Net change in loans                                                          1,709                   (890)
    Proceeds from sale of foreclosed assets                                         19                    231
    Purchases of premises and equipment                                           (106)                   (40)
                                                                                 -----                   ----

       Net cash provided by (used in) investing activities                       1,867                 (5,334)
                                                                                 -----                -------

See Notes to Condensed Consolidated Financial Statements.


                                     FIRST ROBINSON FINANCIAL CORPORATION
                                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          For the Six-Month Periods Ended September 30, 2005 and 2004
                                                (In thousands)
                                                  (Unaudited)


                                                                                       Six-Month Period
                                                                                       ----------------
                                                                                  2005                   2004
                                                                                  ----                   ----
Cash flows from financing activities:
    Net decrease in deposits                                                   $(2,368)                 $(438)
    Advances from Federal Home Loan Bank                                         9,770                  9,650
    Repayment of Federal Home Loan Bank Advances                                (9,770)                (9,650)
    Proceeds from other borrowings                                              48,332                 30,236
    Repayment of other borrowings                                              (49,296)               (25,716)
    Net decrease in advances
       from borrowers for taxes and insurance                                      (52)                   (40)
    Dividends paid                                                                (263)                  (223)
    Purchase of treasury stock                                                    (484)                   ---
    Purchase of incentive plan shares                                               (8)                    (6)
                                                                                   ---                    ---

       Net cash provided by (used in) financing activities                      (4,139)                 3,813
                                                                               -------                  -----

Decrease in cash and cash equivalents                                           (1,450)                  (768)

Cash and cash equivalents at beginning of period                                 8,848                  8,485
                                                                                 -----                  -----

Cash and cash equivalents at end of period                                      $7,398                 $7,717
                                                                                ======                 ======


Supplemental Cash Flows Information

        Interest paid                                                             $824                   $641

        Income taxes paid (net of refunds)                                         122                    134

        Sale and financing of foreclosed property                                  ---                     14

        Real estate acquired in settlement of loans                                 11                     22

See Notes to Condensed Consolidated Financial Statements.

                      FIRST ROBINSON FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.      Basis of Presentation

The condensed consolidated financial statements include the accounts of First Robinson Financial Corporation (the "Company") and its wholly owned subsidiary, First Robinson Savings Bank, National Association (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management of the Company, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 2005, the results of its operations for the three months and six month periods ended September 30, 2005 and 2004 and cash flows for six month periods ended September 30, 2005 and 2004. The results of operations for those months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

The Condensed Consolidated Balance Sheet of the Company, as of March 31, 2005, has been derived from the audited Consolidated Balance Sheet for the Company as of that date.

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 financial statement presentation. These reclassifications had no effect on net income.

2.      Employee Stock Ownership Plan

In connection with the conversion to the stock form of ownership, the Board of Directors established an employee stock ownership plan (ESOP) for the exclusive benefit of participating employees. Employees age 21 or older who have completed one year of service are eligible to participate. Upon the issuance of the common stock, the ESOP acquired 68,770 shares of $0.01 par value common stock at the subscription price of $10.00 per share. The Bank makes contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. Dividends on the unallocated shares received by the ESOP are used to pay debt service. As the debt is repaid, shares are released from collateral and allocated to active employees. Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the condensed consolidated balance sheets. As shares are released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share calculations. Dividends on allocated shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt or accrued interest. ESOP compensation expense for the three month periods ended September 30, 2005 and 2004 was $37,000 and $38,000 respectively. The expense for the six-month periods ended September 30, 2005 and 2004 was $72,000 and $75,000 respectively.

3.      Authorized Share Repurchase Program

On January 18, 2005, the Board of Directors of First Robinson Financial Corporation approved a repurchase program of its equity stock. The announcement of the program was filed purusant to Form 8-K. The Company may repurchase up to 25,000 shares of the Company's common stock from time to time, in the open market, when deemed appropriate by management. The program approved January 18, 2005 will expire on December 31, 2005 or when 25,000 of the Company's outstanding shares are re-purchased. A total of 19,295 of the authorized 25,000 shares have been repurchased in the open market as of October 28, 2005.

                      FIRST ROBINSON FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.      Earnings Per Share for the Three-Month Period

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to the increase in the average shares outstanding which would have resulted from the exercise of dilutive stock options. The components of basic and diluted earnings per share for the three months ended September 30, 2005 and 2004 were computed as follows (dollar amounts in thousands except share data):

                                                                                          Weighted
                                                                                           Average          Per Share
                                                                       Income               Shares           Amount
                                                                       --------------------------------------------
For the Quarter Ended September 30, 2005:

Basic Earnings per Share:
    Income available to common stockholders                             $237               492,405            $0.48
                                                                                                              =====

Effect of Dilutive Securities:
  Unearned incentive plan shares                                                            14,561
  Stock options                                                                              9,384
                                                                                             -----

Diluted Earnings per Share:
    Income available to common stockholders                             $237               516,350            $0.46
                                                                        ====               =======            =====

For the Quarter Ended September 30, 2004:

Basic Earnings per Share:
    Income available to common stockholders                             $218               494,413            $0.44
                                                                                                              =====

Effect of Dilutive Securities:
  Unearned incentive plan shares                                                            13,555
  Stock options                                                                             12,559
                                                                                            ------

Diluted Earnings per Share:
    Income available for common stockholders                            $218               520,527            $0.42
                                                                        ====               =======            =====

                      FIRST ROBINSON FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.      Earnings Per Share for the Six-Month Period

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to the increase in the average shares outstanding which would have resulted from the exercise of dilutive stock options. The components of basic and diluted earnings per share for the six months ended September 30, 2005 and 2004 were computed as follows (dollar amounts in thousands except share data):

                                                                                          Weighted
                                                                                           Average          Per Share
                                                                       Income               Shares           Amount
                                                                       --------------------------------------------
For the Six-Month Period Ended September 30, 2005:

Basic Earnings per Share:
    Income available to common stockholders                             $505               496,634            $1.02
                                                                                                              =====

Effect of Dilutive Securities:
  Unearned incentive plan shares                                                            14,439
  Stock options                                                                              8,935
                                                                                             -----

Diluted Earnings per Share:
    Income available to common stockholders                             $505               520,008            $0.97
                                                                        ====               =======            =====


For the Six-Month Period Ended September 30, 2004:

Basic Earnings per Share:
    Income available to common stockholders                             $380               492,197            $0.77
                                                                                                              =====

Effect of Dilutive Securities:
  Unearned incentive plan shares                                                            13,518
  Stock options                                                                             12,452
                                                                                            ------

Diluted Earnings per Share:
    Income available for common stockholders                            $380               518,167            $0.73
                                                                        ====               =======            =====

                      FIRST ROBINSON FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.      Stock-based Compensation

In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" (SFAS 148), the Company provides disclosures as if the Company had adopted the fair value-based method of measuring all outstanding employee stock options during the three and six month periods ended September 30, 2005 and 2004 as indicated in the following table. The prospective method of accounting for stock options that the Company has elected to follow, as allowed by SFAS 148, recognizes the impact of only newly issued employee stock options. However, on August 16, 2005 the Board of Directors approved a resolution to accelerate the vesting of the remaining 1,280 unvested options. The notice was filed on Form 8-K on August 19, 2005. The following table presents the effect on net income and earnings per share had the fair value-based method applied to all outstanding and unvested awards for the three and six month periods ended September 30, 2004. For the three and six month periods ended September 30, 2005, the table presents the effect on net income and earnings per share had the fair value-based method been applied to the acceleration of the vesting of the awards. (In thousands, except per share data.)

                                                                  Three Month Period                      Six Month Period
                                                                  ------------------                      ----------------
                                                                 2005             2004                   2005          2004
                                                                 ----             ----                   ----          ----
Net income, as reported                                          $237             $218                   $505          $380

Add:  Stock-based employee compensation expense
     included in reported income, net of related tax
     effects                                                       12               28                     54           106

Deduct:  Total stock-based
    employee compensation expense
    determined under fair value
    based method for all awards,
    net of related tax effects                                    (16)             (28)                   (59)         (107)
                                                                 ----             ----                   ----         -----

    Pro forma net income                                         $233             $218                   $500          $379
                                                                 ====             ====                   ====          ====


Earnings per common share - basic:
    As reported                                                 $0.48            $0.44                  $1.02         $0.77

    Pro forma                                                   $0.47            $0.44                  $1.01         $0.77

Earnings per common share - diluted:
    As reported                                                 $0.46            $0.42                  $0.97         $0.73

    Pro forma                                                   $0.45            $0.42                  $0.96         $0.73

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

                      FIRST ROBINSON FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

Emerging Issues Task Force (EITF) Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and
(ii)evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and the Company began presenting the new disclosure requirements in its consolidated financial statements for the year ended March 31, 2004. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position (FSP) to provide additional implementation guidance. This Statement is estimated to have no material effect to the Company.

7.      Other-Than-Temporary Impairment of Investments

The following table shows our investments' gross unrealized losses and fair value, aggregrated by investment catagory and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2005 and March 31, 2005. (Amounts in thousands.)


Description of Securities           Less than 12 Months            More Than 12 Months              Total
-------------------------           -------------------            -------------------              -----
                                                    Unrealized                    Unrealized                     Unrealized
                                    Fair Value        Losses       Fair Value       Losses        Fair Value       Losses
                                    ----------------------------   ----------------------------   ----------------------------
As of September 30, 2005
------------------------
U.S. government agencies              $2,952           $31             $---          $---           $2,952           $31
States and political subdivisions        454           ---              228            10              682            10
Mortgage-backed securities            14,226           139            3,702            66           17,928           205
                                      ------           ---            -----            --           ------           ---

  Total impaired securities          $17,632          $170           $3,930           $76          $21,562          $246
                                     =======          ====           ======           ===          =======          ====

As of March 31, 2005
--------------------
U.S. government agencies              $1,950           $41             $---          $---           $1,950           $41
States and political subdivisions        452             3              227            12              679            15
Mortgage-backed securities            12,702           157            3,153            60           15,855           217
                                      ------           ---            -----            --           ------           ---

  Total impaired securities          $15,104          $201           $3,380           $72          $18,484          $273
                                     =======          ====           ======           ===          =======          ====

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

GENERAL

First Robinson Financial Corporation's (the "Company") principal business, through its operating subsidiary, First Robinson Savings Bank, National Association (the "Bank"), consists of accepting deposits from the general public and investing these funds primarily in loans, mortgage-backed securities and other securities. Loans consist primarily of loans secured by residential real estate located in our market area, consumer loans, commercial loans, and agricultural loans.

Net income is dependent primarily on net interest income, which is the difference between interest earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is a function of "interest rate spread," which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. To a lesser extent, net income also is affected by the level of general and administrative expenses and the level of other income, which primarily consists of service charges and other fees.

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

Historically, the Company's mission has been to originate loans on a profitable basis to the communities served. In seeking to accomplish this mission, the Board of Directors and management have adopted a business strategy designed (i) to maintain the Bank's capital level in excess of regulatory requirements; (ii) to maintain asset quality, (iii) to maintain, and if possible, increase earnings; and (iv) to manage exposure to changes in interest rates.

On August 16, 2005, the Compensation Committee (the "Committee") of the Board of Directors of First Robinson Financial Corp. (the "Company") approved an amendment to the terms of unvested options to purchase approximately 1,280 shares of common stock granted under the Company's 1998 Stock Option Plan. The amendment accelerates the ability to exercise such options. Under the revised vesting schedule for each individually awarded stock options, all incentive options to purchase up to 1,280 shares of common stock will become vested on September 1, 2005. Previously, 2,200 options and 1,000 options were scheduled to vest equally over a five-year period beginning April 22, 2003 and June 17, 2003, respectively. Based on the new vesting schedule, the remaining two vesting years will be accelerated with 100% (covering 1,280 shares) of the options awarded vesting on September 1, 2005. The Committee believes that the change in the vesting schedule would be in the best interests of the Company and its stockholders. See Note 5 in the Notes to Condensed Consolidated Financial Statements.

                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation


BUSINESS STRATEGY

First Robinson Savings Bank, N.A. is a community-oriented, locally owned financial institution offering community-banking services to residents and businesses of Crawford County, Illinois, our primary market area. Periodically, the Board of Directors and management meet to strategically plan for the future. We review and discuss both current and new products and services to determine their effect on our profitability and customer service. We also monitor any and all current events and economic trends in our local area that could materially impact the Bank's earnings. At the present time, the employment market has remained strong in Crawford County and we anticipate no events or economic trends that could negatively affect the Bank. The recent and foreseen rise in interest rates should have a positive affect on the Bank, as management will slow the growth of deposit rates in comparison to loan rates. Management has established advisory boards, consisting of six or seven community members in Oblong and Palestine. These boards, along with the Board of Directors, believe we should continue to emphasize our three primary strengths. Those strengths are
1) our staff, which are local, involved, friendly and service oriented; 2) our locally owned and operated Bank; and 3) our excellent reputation and community image. The strategic plan identifies the most critical issue to our success as consistent earnings. Net earnings have remained relatively consistent. A positive factor in maintaining consistent earnings is the Bank's overall asset quality, which is very good. The Bank continues to offer fixed rate residential real estate mortgages through programs with the Federal Home Loan Bank of Chicago and USDA Rural Development. The non-interest income generated from these programs has declined as a result of the current interest rate environment. Our Internet banking service, "Netteller" is very popular and the number of customers actively using the service is increasing. It has allowed us to offer bill paying, cash management and also direct deposit and payroll services to our business customers. Currently, we are in the process of enhancing the security authentication of our Internet banking product for customers. Such as implementing multifactor authentication, layered security or other controls to mitigate risk as instructed by recent Federal Financial Institutions Examination Council ("FFIEC") guidance. We provide investment brokerage services to our customers through PrimeVest Financial Services. The service continues to grow and is also providing non-interest income. We have recently completed a trust referral agreement with Independent Bankers Bank located in Springfield, Illinois. This will allow us to offer trust services to our customers while evaluating the viability of implementing an internal trust department.

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

                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation


The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at September 30, 2005.

                                                 Loans Delinquent For:
                -------------------------------------------------------------------------------------
                        30-89 Days(1)            90 Days and Over(1)             Nonaccrual              Total Delinquent Loans
                ---------------------------  ---------------------------  ---------------------------  ---------------------------
                                   Percent                      Percent                      Percent                      Percent
                                   of Loan                      of Loan                      of Loan                      of Loan
                 Number   Amount   Category   Number   Amount   Category   Number   Amount   Category   Number   Amount   Category
                -------- --------  --------  -------- --------  --------  -------- --------  --------  -------- --------  --------
                                                              (Dollars in thousands)
Real Estate:
  One- to
  four-family...      6     $203     0.56%       ---     ---        ---         6       $340    0.94%      12      $543      1.50%
  Commercial and
  agricultural
  real estate...    ---      ---      ---        ---     ---        ---       ---        ---     ---      ---       ---       ---
  Construction,
  land              ---      ---      ---        ---     ---        ---       ---        ---     ---      ---       ---       ---
Consumer and
other loans.....      4       24     0.50        ---     ---        ---       ---       ---      ---         4       24      0.50%
Commercial
  business and
  agricultural
  finance.......      1       30     0.38        ---     ---        ---       ---       ---      ---         1       30      0.38%
                      -       --     ----        ---     ---        ---       ---       ---      ---         -       --      ----

     Total......     11     $257     0.39%       ---     ---        ---         6      $340     0.52%       17     $597      0.91%
                     ==     ====     =====       ===     ===        ===         =      ====     =====       ==     ====      =====
------------------------------------------------------------------------------------------------------------------------------------

(1)  Loans are still accruing.

Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. Foreclosed assets include assets acquired in settlement of loans.

                                       September       March       September
                                          30,           31,           30,
                                      --------------------------------------
                                         2005          2005          2004
                                      ----------    ----------    ----------
Non-accruing loans:
  One- to four-family................       $340           253          $305
  Commercial and agricultural
     real estate.....................        ---           ---           160
                                      ----------    ----------    ----------
       Total.........................        340           253           465
                                      ----------    ----------    ----------

Accruing loans delinquent more
  than 90 days:
  One- to four-family................        ---           ---            65
                                      ----------    ----------    ----------
       Total.........................        ---           ---            65
                                      ----------    ----------    ----------

Foreclosed assets:
  One- to four-family................         11            14           ---
                                      ----------    ----------    ----------
       Total.........................         11            14           ---
                                      ----------    ----------    ----------

Total non-performing assets..........       $351          $267          $530
                                      ==========    ==========    ==========
Total as a percentage of total
  assets.............................       0.33%         0.24%         0.50%
                                      ==========    ==========    ==========

Gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $4,000 for the three months and $10,000 for the six months ended September 30, 2005 and $5,000 for the three months and $11,000 for the six months ended September 30, 2004.

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

In connection with the filing of its periodic reports with the OCC and in accordance with its classification of assets policy, the Bank regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at September 30, 2005, the Bank had classified a total of $810,000 of its assets as substandard and $238,000 as doubtful or loss. At September 30, 2005, total classified assets comprised $1.0 million, or 9.2% of the Bank's capital, and 1.0% of the Bank's total assets.

OTHER LOANS OF CONCERN. As of September 30, 2005, there were $3.0 million in loans identified, but not classified, by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the business have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

Real estate properties acquired through foreclosure are recorded at the market fair value minus 20% of the market fair value if the property is appraised at $50,000 or less. If the property is appraised at greater than $50,000, then the property is recorded at the market fair value less 10% of the market fair value. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At September 30, 2005, the Bank had one real estate property acquired through foreclosure.

Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At September 30, 2005, the Bank had a total allowance for loan losses of $675,000, representing 1.04% of the Bank's loans, net. At March 31, 2005, the Bank's total allowance for loan losses to the Bank's loans, net was at 1.01%.

                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation

        The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

                                        September 30, 2005                          March 31, 2005
                             --------------------------------------------------------------------------------------
                                                          Percent of                                 Percent of
                               Amount of       Loan      Loans in Each    Amount of       Loan      Loans in Each
                               Loan Loss    Amounts by    Category to     Loan Loss    Amounts by    Category to
                               Allowance     Category     Total Loans     Allowance     Category     Total Loans
                               ---------     --------     -----------     ---------     --------     -----------
                                                             (Dollars in thousands)
One- to four-family..........       $154       $36,215         54.70%        $122        $36,174        53.51%
Multi-family.................        ---           687          1.04          ---            663          0.98
Commercial and agricultural
  real estate................        319        13,743         20.75          328         15,045         22.25
Construction or development..         13         1,647          2.49            8            900          1.33
Consumer and other loans.....          8         4,774          7.21           13          4,381          6.48
State and Municipal
  Governments............            ---         1,333          2.01          ---          1,333          1.97
Commercial business and
  agricultural finance.......        181         7,813         11.80          161          9,112         13.48
                                                               -----                                     -----
Undisbursed potion of loans..                     (532)                                     (121)
                                                 -----                                     -----
Unallocated..................        ---                                       40
                                     ---                                       --
     Total...................       $675       $65,680        100.00%       $ 672        $67,487        100.00%
                                    ====       =======        =======       =====        =======        =======

        The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                      Three Months Ended        Six Months Ended
                                                        September 30,             September 30,
                                                    -----------------------------------------------
                                                      2005          2004       2005          2004
                                                    --------      --------   --------      --------
                                                              (Dollars in thousands)
Balance at beginning of period...................     $715          $659       $672          $655

Charge-offs:
  One- to four-family............................      109            16        113            16
  Construction, land or development..............      ---           ---        ---            43
  Commercial and agricultural real estate........      ---           ---        ---           ---
  Consumer and other loans.......................       16             7         22            12
  Commercial business and agricultural finance...      ---           ---        ---             2
                                                       ---           ---        ---             -
Total charge-offs                                      125            23        135            73
                                                       ---            --        ---            --

Recoveries:
  One- to four-family............................       33           ---         37             1
  Commercial and agricultural real estate........      ---           ---        ---             2
  Consumer and other loans.......................        7             6         11            10
  Commercial business and agricultural finance...      ---           ---        ---             2
                                                       ---           ---        ---             -
Total recoveries.................................       40             6         48            15
                                                       ---           ---        ---            --

Net charge-offs .................................       85            17         87            58
Additions charged to operations..................       45            45         90            90
                                                        --            --         --            --
Balance at end of period.........................     $675          $687       $675          $687
                                                      ====          ====       ====          ====

Ratio of net charge-offs during the period to
 average loans outstanding during the period.....    0.13%         0.03%      0.13%         0.09%
                                                     =====         =====      =====         =====

Ratio of net charge-offs during the period to
 average non-performing assets...................   22.71%         3.00%     26.04%         9.65%
                                                    ======         =====     ======         =====

                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation


OVERVIEW

First Robinson Financial Corporation is the holding company for First Robinson Savings Bank, National Association. The Company is headquartered in Robinson, Illinois and operates three full service offices and one drive-up facility in Crawford County. The Company earned $505,000 for the first six months of the fiscal year 2006 versus $380,000 in the same period of fiscal year 2005, an increase of 32.9%. Earnings were positively impacted by an $87,000 increase in net interest income after provision, a $63,000 decrease in non-interest expense, and a $3,000 increase in non-interest income. Basic earnings per share for the 2006 six month fiscal period were $1.02 per share versus $0.77 per share for the same period of fiscal year 2005. Diluted earnings per share reflect the potential dilutive impact of stock options granted under the stock option plan. Diluted earnings per share for the six months of fiscal 2006 were $0.97 per share, versus $0.73 per share for the six months of fiscal year 2005.

Net income for the three month period ending September 30, 2005 was $237,000, versus $218,000 in the same period of 2004, an increase of 8.7%. Earnings were positively impacted by a $46,000 decrease in non-interest expense offset by a $25,000 increase in provision for income taxes and a $3,000 decrease in net interest income. Basic earnings per share for the September 30, 2005 three month period were $0.48 per share versus $0.44 per share for the same period of 2004. Diluted earnings per share reflect the potential dilutive impact of stock options granted under the stock option plan. Diluted earnings per share for the three months ending September 30, 2005 were $0.46 per share, versus $0.42 per share for the three months ending September 30, 2004.

RESULTS OF OPERATIONS

NET INTEREST INCOME

For the three-month period ended September 30, 2005, net interest income totaled $1.028 million, a decrease of 0.3%, or $3,000, compared to the same period of 2004. The decrease in net interest income is primarily due to an increase of 59 basis points in the yield on interest bearing liabilities compared to only a 30 basis point increase in the yield of interest earning assets. However, for the six-month period ended September 30, 2005, net interest income totaled $2.087 million, an increase of 4.4%, or $87,000 versus the same period fiscal year 2005. Net interest income increased in the six-month period of fiscal year 2006 versus the comparable period of fiscal year 2005, primarily due to an incease in average interest earning assets of $4.901 million, or 5.1%.

During the September 2005 quarter, total interest and dividend income increased $116,000, or 8.6%, to $1.472 million, versus $1.356 million during the same quarter of 2004. For the three-month period ended September 30, 2005, the yield on average-earning assets increased 30 basis points to 5.90% from the yield of 5.60% for the three-month period ended September 30, 2004. During the first six months of fiscal 2006, total interest and dividend income increased by $289,000, or 10.9%, to $2.930 million, versus $2.641 million during the first six months of fiscal 2005. The yield on average earning assets increased by 29 basis points to 5.79% for the six-month period ended September 30, 2005 versus 5.50% in the same period of 2004.

The average daily loan balances for the quarter ended September 30, 2005 decreased $80,000, or 0.1%, to $65.170 million, versus $65.250 million for the same period of 2004. During the same period, loan interest income increased by $67,000, or 6.3%, to $1.129 million versus $1.062 million during the quarter ended September 30, 2004. The yield on loans increased 42 basis points to 6.93% from 6.51% for the September 30, 2005 quarter compared to the September 2004 quarter. The average daily loan balances for the six-month period ending September 30, 2005 increased 1.9% to $65.989 million, versus the average daily loan balances of $64.748 million for the same period of 2004. During the same period, loan interest income increased by $149,000, or 7.1%, to $2.234 million. The increase was the result of a 33 basis point increase in the yield on loans to 6.77% from 6.44% in the same six-month period of 2004.

The average daily securities balances for the second quarter of fiscal year 2006 increased $3.534 million, or 12.6%, to $31.530 million, versus $27.996 million for the same period of fiscal year 2005. During the same period, income from securities increased by $49,000, or 16.7%, to $343,000 versus $294,000 during the second quarter of fiscal year 2005. The increase was primarily the result of the large increase in securities held and the 7 basis point increase in the yield on securities, to 4.17%, versus 4.10% in the second quarter of fiscal year 2005. The average daily securities balances for the first six months of fiscal 2006 increased $5.429 million, or 20.7%, to $31.652 million, versus $26.223 million for the same period of fiscal year 2005. During the same periods, income from securities increased by $140,000, or 25.2%, to $696,000 versus $556,000 during the six months of fiscal 2005. The increase in interest and dividend income was primarily the result of the $5.429 million increase in securities held and the 10 basis point increase in the yields on securities, to 4.20% versus 4.10% in the six months of fiscal year 2005.

                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation


Total interest expense increased $119,000, or 36.6%, to $444,000 for the three-month period ended September 30, 2005, from $325,000 for the comparable period in 2004. The increase was primarily the result of a 59 basis point increase in the Company's daily cost of funds to 2.15%, versus 1.56% for the same period of 2004. Total interest expense also increased $202,000, or 31.5%, to $843,000 for the six-month period ended September 30, 2005, from $641,000 for the comparable period in 2004. The increase was primarily the result of a 45 basis point increase in the Company's daily cost of funds to 2.00%, versus 1.55% for the same period of 2004.

On an average daily basis, total interest-bearing deposits decreased $2.262 million, or 3.0%, to $73.533 million for the three-month period ended September 30, 2005, versus $75.795 million in the same period in 2004. The average cost of funds increased by 51 basis points to 2.03% for the September 2005 quarter versus the September 2004 quarter at 1.52%. The average daily balance of interest-bearing deposits for the six-month period ended September 2005 also decreased by $716,000, or 0.9%, to $75.508 million from $76.224 million. When comparing the average cost of funds for the September 2005 six-month period to the same period ending September 30, 2004 there was an increase of 37 basis points from 1.52% to 1.89%.

Average daily balances of long-term borrowings for the September 2005 quarter had no change from the September 2004 quarter. The rate on the long-term borrowings also remained the same at 5.6%. However during the September 2005 quarter, the average balance for the quarter of overnight borrowings from the FHLB was $100,000 compared to $1.024 million in overnight borrowings for the September 2004 quarter resulting in a decrease in interest expense of $3,000. For the six months ending September 30, 2005, the average daily balance in overnight borrowings declined by $338,000, or 65.7%, from $515,000 in average borrowings for the six months ending September 30, 2004 to $177,000 for the same period in 2005. Interest expense in overnight borrowings decreased by $1,000 when comparing the six month periods ending September 30, 2005 and 2004 due in part to the decline in the amount outstanding. However, the average cost of funds for the overnight borrowings increased by 178 basis points for the September 30, 2005 period versus the same six month period ending September 30, 2004.

For the three-months ended September 30, 2005 versus the same period of 2004, the average daily balance of short-term borrowings increased $2.180 million, or 39.2%, from $5.562 million to $7.742 million. The average cost of funds also increased for the September 2005 quarter by 157 basis points from 1.27% to 2.84%. The average daily balance of short-term borrowings for the six-months ended September 30, 2005 increased by $2.601 million, or 54.2%, to $7.395 million from $4.794 million for the six-month period ending September 30, 2004. The average cost of funds also increased by 139 basis points to 2.67% from 1.28% when comparing the six-months of fiscal year 2006 to fiscal year 2005.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the quarters ended September 30, 2005 and 2004 was $45,000. For the six-month periods ending September 30, 2005 and 2004, the provision for loan losses was $90,000. The provision for all periods reflects management's analysis of the Company's loan portfolio based on the information which was available to the Company. Management meets on a quarterly basis to review the adequacy of the allowance for loan losses based on Company guidelines. Classified loans are reviewed by the loan officers to arrive at specific reserve levels for those loans. Once the specific reserve for each loan is calculated, management calculates general reserves for each loan category based on a combination of loss history adjusted for current national and local economic conditions, trends in delinquencies and charge-offs, trends in volume and term of loans, changes in underwriting standards, and industry conditions. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company's management believes that, as of September 30, 2005, its allowance for loan losses was adequate.

                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation


NON-INTEREST INCOME

Non-interest income categories for the three and six-month periods ended September 30, 2005 and 2004 are shown in the following table:

                                                                       Three Months Ended
                                                                         September 30,
                                                             ------------------------------------
   Non-interest income:                                       2005            2004      % Change
                                                              ----            ----      --------
                                                                         (In thousands)
     Charges and fees on deposit accounts                     $203            $204        (0.5)%
     Charges and other fees on loans                             7               4        75.0
     Net gain on sale of loans                                  14              19       (26.3)
     Net gain on sale of foreclosed property                     0               3      (100.0)
     Other                                                      67              60        11.7
                                                                --              --        ----

       Total Non-Interest Income                              $291            $290         0.3%
                                                               ===             ===         ====


                                                                       Six Months Ended
                                                                          September 30,
                                                             ------------------------------------
   Non-interest income:                                       2005            2004      % Change
                                                              ----            ----      --------
                                                                         (In thousands)
     Charges and fees on deposit accounts                     $388            $389         (0.3)%
     Charges and other fees on loans                            12               9         33.3
     Net gain on sale of loans                                  30              38        (21.1)
     Net gain on sale of foreclosed property                     5               0          ---
     Other                                                     132             128          3.1
                                                               ---             ---          ---

       Total Non-Interest Income                              $567            $564          0.5%
                                                               ===             ===          ====

Charges and fees on deposit accounts decreased $1,000 in the three-month and six-month periods ended September 30, 2005 versus the same periods in 2004.

Charges and other fees on loans were up in both the three and six-month periods when compared to the same periods in 2004 due to an increase in the amount of credit life and disability insurance sold on consumer loans.

The decrease in gains on the sale of loans resulted primarily from a decrease in the volume of mortgage loans sold during both the three-month and six-month periods ended September 30, 2005 versus the same periods in 2004. During the second quarter of fiscal year 2006, the Company sold $869,000 in mortgage loans versus $1.218 million in the same quarter of fiscal year 2005. During the first six months of fiscal year 2006, the Company sold $1.534 million in mortgage loans versus $2.234 million in the comparable period of fiscal year 2005. The decreases in volume in fiscal year 2006 were primarily the result of rising mortgage loan rates, which has resulted in decreased mortgage loan refinancing activity and decreased demand for home mortgage loans.

Other income consists of normal recurring fee income such as commissions from PrimeVest Investment Services, our investment brokerage service, the cash value of life insurance, ATM/Debit card interchange income and fees, and safe deposit box rent, as well as other income that management classifies as non-recurring. Other income increased $7,000 and $4,000, respectively, in the three and six-month periods ended September 30, 2005 versus the same period of 2004. The primary driver behind the increases in the three and six-month periods can be attributed to the increase in commissions from the investment brokerage services provided by PrimeVest Financial Services.

                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation


NON-INTEREST EXPENSE

Non-interest expense categories for the three and six-month periods ended September 30, 2005, and 2004 are shown in the following table:

                                                                       Three Months Ended
                                                                         September  30,
                                                             ------------------------------------
   Non-interest expense:                                      2005            2004      % Change
                                                              ----            ----      --------
                                                                         (In thousands)
     Compensation and employee benefits                       $483            $504        (4.2)%
     Occupancy and equipment                                   132             128         3.1
     Foreclosed property expense                                 1               0         ---
     Data processing                                            46              46         ---
     Audit, legal and other professional                        43              56       (23.2)
     Advertising                                                31              30         3.3
     Telephone and postage                                      25              22        13.6
     Other                                                     120             141       (14.9)
                                                               ---             ---       ------

       Total Non-Interest Expense                             $881            $927        (5.0)%
                                                               ===             ===        ======


                                                                       Six Months Ended
                                                                         September 30,
                                                             ------------------------------------
   Non-interest expense:                                      2005            2004      % Change
                                                              ----            ----      --------
                                                                         (In thousands)
     Compensation and employee benefits                     $1,008          $1,081        (6.8)%
     Occupancy and equipment                                   263             249         5.6
     Foreclosed property expense                                 2               6       (66.7)
     Data processing                                            88              92        (4.3)
     Audit, legal and other professional                        89              94        (5.3)
     Advertising                                                61              47        29.8
     Telephone and postage                                      45              43         4.7
     Other                                                     247             254       (2.8)
                                                               ---             ---       -----

       Total Non-Interest Expense                           $1,803          $1,866       (3.4)%
                                                             =====           =====       ======

Compensation and employee benefits decreased in both the three and six-month periods when comparing September 2005 and 2004. The decrease in the three-month period can be attributed, in part, to a $63,000 decrease in options exercised offset by a $7,000 increase in the fair value of the shares held in the Directors Retirement Plan and an increase of $11,000 in salaries. When comparing the six-months ended September 30, 2005 to the same period in 2004, compensation and employee benefits decreased by $73,000. The decrease in the six-month period can also be attributed, in part, to a $98,000 decrease in options exercised offset by a $17,000 increase in the fair value of the shares held in the Directors Retirement Plan and an increase of $19,000 in salaries.

The increase of $4,000 in occupancy and equipment expense for the three-month period and the increase of $14,000 for the six-month period reflects the costs associated with repairs on concrete work and landscaping at all of the facilities of the Company.

Foreclosed property expense decreased by $4,000 for the six-month period ending September 30, 2005 due to averaging one property in foreclosed assets compared to an average of three properties during the six-month period ending September 30, 2004.

Audit, legal and other professional fees decreased primarily due to a decrease in legal expense for both the three-month and six-month periods.

                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation


The increase of $14,000 in advertising expense is primarily associated with the cancellation fee related to a software program purchased for marketing additional products to existing customers and increased sponsorship of community groups to promote name recognition.

Other expense includes miscellaneous operating expenses such as office supplies, ATM/Debit card interchange fees, check processing fees, loan expenses, federal deposit insurance premiums and assessments by the bank regulators among others. When comparing the September 30, 2005 quarter to the September 30, 2004 quarter, the decrease of $21,000 in other expenses can be attributed, in part, to the loss from a $9,800 fraudulent cashiers check in the September 2004 quarter along with decreases loan expenses, ATM/Debit card expenses, and stationary and printing costs. The decrease of $7,000 in other expenses in the six-month period ending September 30, 2005 verses the same period in 2004 is primarily the result of decreases in loan expenses, decreases in stationary and printing costs, and the loss from a $9,800 fraudulent cashiers check in the September 2004 quarter. These decreases are offset by increases in the amount of waived check order charges and increases in training seminars and conferences.

INCOME TAX EXPENSE

Income tax expense increased $25,000, or 19.1%, for the three-month ending September 30, 2005, compared to the same period in 2004. Income tax expense for the six-moth period increased $28,000, or 12.3%, compared to the same period of 2004. The combined state and federal income tax expense as a percentage of income before income tax expense increased to 39.7% during the three-month period of 2005 compared to 37.5% during the same period in 2004. It decreased to 33.6% for the six-month period ending September 30, 2005, versus 37.5% for the same period of 2004.

FINANCIAL CONDITION

Total assets of the Company decreased by $3.456 million, or 3.1%, to $107.989 million at September 30, 2005 from $111.445 million at March 31, 2005. The decrease in assets was primarily due to a decrease of $1.450 million, or 16.4%, in cash and cash equivalents and a decrease of $1.810 million, or 2.7%, in loans, net.

The Company's interest-bearing demand deposits decreased by $1.415 million, or 18.8%, to $6.130 million at September 30, 2005 from $7.545 million at March 31, 2005. Cash and due from banks of the Company decreased by $35,000, or 2.7%, from $1.303 million at March 31, 2005 to $1.268 million at September 30, 2005. The total decrease in cash and cash equivalents of $1.450 million was primarily a result of a decrease in deposits from customers and other borrowings.

Available-for-sale investment securities amounted to $29.642 million at September 30, 2005 compared to $29.922 million at March 31, 2005, a $280,000 decrease. The decrease resulted from $2.822 million in repayments on mortgage-backed securities, a $5,000 decrease in the market valuation of the available-for-sale portfolio and the amorization of $30,000 of premiums and discounts on investments partially offset by $2.577 million in investment purchases. The investment portfolio is managed to limit the Company's exposure to risk by containing mostly mortgage-backed securities and other securities which are either directly or indirectly backed by the federal government or a local municipal government.

The Company's net loan portfolio decreased by $1.810 million to $65.005 million at September 30, 2005 from $66.815 million at March 31, 2005. Gross loans decreased by $1.396 million while undisbursed loan proceeds of closed-end lines of credit increased by $411,000 and the allowance for loan losses increased by $3,000. Commercial nonresidential real estate and farmland loans decreased by $1.302 million, or 8.7%, primarily from the payoff of a loan to a landfill company. Commercial business and agricultural finance loans decreased by $1.299 million, or 14.3%. These decreases were offset, in part, by an increase of $747,000, or 83.0%, in construction and development loans and an increase of $393,000, or 9.0%, in consumer and other loans.

At September 30, 2005, the allowance for loan losses was $675,000 or 1.04% of the net loan portfolio which increased $3,000 from the allowance for loan losses at March 31, 2005 at $672,000 or 1.01% of the net loan portfolio. During the first six-months of fiscal 2006, the Company charged off $135,000 of loan losses, $11,000 of which in consumer loans, $11,000 in other loans, which are primarily checking accounts under the bounce protection program and $113,000 pertained to six loans secured by 1-4 family residential properties. The chargeoffs of $135,000 were partially offset by $48,000 in recoveries, consisting of $2,000 in consumer loans, $9,000 in other loans, and $37,000 in 1-4 family residential loans. Management reviews the adequacy of the allowance for loan losses quarterly, and believes that its allowance is adequate; however, the Company cannot assure that future chargeoffs and/or provisions will not be necessary. See "Asset Quality" for further information on delinquencies.

                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation


As of September 30, 2005, the Company had one real estate property held for sale at $11,000. At March 31, 2005, the Company had one property at $14,000 which was sold for a net gain of $5,000. Foreclosed assets are carried at lower of cost or net realizable value.

Adjustments to deferred income taxes for the tax effect of the increase in market value of investment securities available for sale resulted in a deferred tax asset of $48,000 at September 30, 2005 compared to a deferred tax asset of $46,000 at March 31, 2005.

Total deposits decreased by $2.368 million to $86.600 million at September 30, 2005 from $88.968 million at March 31, 2005. The 2.7% decrease in total deposits was due to decreases of $2.977 million in savings, NOW, and money market accounts and $154,000 in certificates of deposit. Offsetting these decreases was an increase of $763,000 in non-interest bearing demand deposits.

Federal Home Loan Bank advances remained constant at $1.0 million at September 30, 2005 and March 31, 2005. However, other borrowings consisting entirely of repurchase agreements, decreased $964,000, or 10.5%. The obligations are secured by mortgage-backed securities and US Government Agencies held in safekeeping at the Federal Home Loan Bank of Chicago. At September 30, 2005, the average rate on the repurchase agreements was 3.22% compared to 2.29% at March 31, 2005. These agreements mature periodically within 24 months.

Advances from borrowers for taxes and insurance decreased by $52,000 from $120,000 at March 31, 2005 to $68,000 at September 30, 2005. Accrued income taxes payable increased $70,000. Accrued interest payable increased by $18,000 due to the rise in interest rates on variable rate deposit accounts. Other liabilities decreased $56,000 from $549,000 at March 31, 2005 to $493,000 at September 30, 2005, primarily due to the payment of real estate taxes due on the Company's facilities.

Stockholders' equity at September 30, 2005 was $11.352 million compared to $11.456 million at March 31, 2005, a decrease of $104,000. The decrease in stockholders' equity can be attributed to the decrease of $3,000 in accumulated comprehensive income due to the decrease in the fair value of securities available for sale, net of related tax effect and the purchase of Treasury shares of First Robinson Financial stock in the amount of $484,000, offset by $54,000 in Treasury shares distributed for options exercised. These decreases were offset, in part, by increases in retained earnings of $505,000 in net income offset by $263,000 in dividends declared and paid, and an increase in additional paid-in-capital of $65,000 consisting of $42,000 in the valuation of shares in the employee stock ownership plan and $23,000 in options exercised.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has entered into performance standby and financial standby letters of credit with various local commercial businesses in the aggregate amount of $1.554 million. The letters of credit are collateralized and underwritten, as currently required by loan policy, in the same manner as any commercial loan. The advancement of any funds on these letters of credit is not anticipated.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are deposits and principal and interest payments collected on loans, investments and related securities. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition.

Liquidity resources are used principally to meet outstanding commitments on loans, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. The Company anticipates no foreseeable problems in meeting current loan commitments. At September 30, 2005, outstanding commitments to extend credit, amounted to $11.251 million (including $6.383 million, in available revolving commercial and agricultural lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet any foreseeable liquidity needs.

The Company maintains a $24.060 million line of credit with the FHLB, of which $1.0 million was utilized as of September 30, 2005. This line can be accessed immediately. The Company regularly uses FHLB Letters of Credit as security for public unit deposits. The available line of credit with the FHLB is reduced by the amount of these letters of credit. As of September 30, 2005, $4.650 million in FHLB letters of credit were pledged. In addition to the Letters of Credit, the available line of credit with the FHLB is also reduced by $1.066 million for the credit enhancement reserve established as a result of the participation in the FHLB Mortgage Partnership Finance ("MPF") program. The Company also maintains a $2.0 million revolving line of credit and a $600,000 revolving line of credit with Independent Banker's Bank located in Springfield, Illinois. The Company has also established borrowing capabilities at the discount window with the Federal Reserve Bank of St. Louis.

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

                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation


REGULATORY CAPITAL

At September 30, 2005, the Bank was in compliance with all of the aforementioned capital requirements as summarized below:

                                                                                                       September 30, 2005
                                                                                                       ------------------
                                                                                                         (In thousands)
                                                                                                         --------------
Tier I Capital:
         Common stockholders' equity                                                                        $11,439
         Unrealized loss (gain) on securities available for sale                                                 81
         Less disallowed intangible assets                                                                     (15)

           Total Tier I capital                                                                              11,505

Tier II Capital:
         Total Tier I capital                                                                                11,505
         Qualifying allowance for loan losses                                                                   675

           Total risk-based capital                                                                          12,180

Risk-weighted assets                                                                                         62,974
Quarter average assets                                                                                      106,214


                                                                                                         To be Well Capitalized
                                                                                                             Under the Prompt
                                                                               For Capital                   Corrective Action
                                                Actual                      Adequacy Purposes                   Provisions
                                                ------                      -----------------                   ----------
                                         Amount         Ratio             Amount          Ratio           Amount          Ratio
                                         ------         -----             ------          -----           ------          -----
As of September 30, 2005:
     Total Risk-Based Capital
       (to Risk-Weighted Assets)        $12,180         19.34%            $5,038           8.00%          $6,297          10.00%
    Tier I Capital
      (to Risk-Weighted Assets)          11,505         18.27              2,519           4.00            3,778           6.00
    Tier I Capital
      (to Average Assets)                11,505         10.83              4,249           4.00            5,311           5.00

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

                      FIRST ROBINSON FINANCIAL CORPORATION


ITEM: 3   CONTROLS AND PROCEDURES

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2005 our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and
(ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. The Company will begin the process of evaluating, documenting and testing their system of internal control over financial reporting to provide the basis for a report that will, for the first time, be a required part of the annual report on Form 10-KSB for the fiscal year ending March 31, 2008. Due to the ongoing evaluation and testing of internal controls, there can be no assurance that if any control deficiencies are identified they will be corrected before the end of the 2008 fiscal year, or that there may not be significant deficiencies or material weaknesses that would be required to be reported. In addition, the Company expects the evaluation process and any required remediation, if applicable, to increase accounting, legal and other costs and divert management resources from core business operations.

                            PART II OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS
                None

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
                   The following table provides information about purchases by the Company for the quarter ended September 30, 2005 regarding the Company's common stock.

PURCHASES OF EQUITY SECURITIES BY COMPANY (1)
----------------------- ------------------- ---------------------- ------------------------ -------------------------
Period                  Total Number of     Average Price Paid     Total Number of Shares   Maximum Number of
                        Shares Purchased    per Share              Purchased as Part of     Shares that May Yet Be
                                                                   Publicly Announced       Purchased Under the
                                                                   Plans or Programs        Plans or Programs
----------------------- ------------------- ---------------------- ------------------------ -------------------------
7/1/2005 - 7/31/2005     237                $25.00                 237                      17,175
------------------------ ------------------ ---------------------- ------------------------ -------------------------
8/1/2005 - 8/31/2005     1,151              25.17                  1,151                    16,024
------------------------ ------------------ ---------------------- ------------------------ -------------------------
9/1/2005 - 9/30/2005     10,319             25.44                  10,319                   5,705
------------------------ ------------------ ---------------------- ------------------------ -------------------------
Total                    11,707             $25.42                 11,707                   5,705
------------------------ ------------------ ---------------------- ------------------------ -------------------------

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

Item 3.         DEFAULTS UPON SENIOR EXECUTIVES
                    None


Item 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                (a) On July 28, 2005, the Company held its Annual Meeting of Stockholders.

                (b) At the meeting, Donald K. Inboden, Rick L. Catt, and Steven E. Neeley, were elected as directors for terms to expire in 2008. Those directors continuing in office are
                        J. Douglas Goodwine, Robin E. Guyer, Scott F. Pulliam and William K. Thomas.

                (c)     Stockholders voted on the following matters:

                        (i) The election of the following two directors of the Corporation;

                                                                                        BROKER
                VOTES:                     FOR           WITHHELD        ABSTAIN       NON-VOTES
                ------                     ---           --------        -------       ---------
                Donald K. Inboden        441,017            627            ---            ---

                Rick L. Catt             440,444          1,200            ---            ---

                Steven E. Neeley         439,588          2,056            ---            ---

                        (ii) The ratification of the appointment of BKD, LLP as auditors for the Company for the fiscal year ending March 31, 2006

                                                                                        BROKER
                VOTES:                     FOR           WITHHELD        ABSTAIN       NON-VOTES
                ------                     ---           --------        -------       ---------

                                         440,319          1,000            325            ---

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


Date:    November 10, 2005            /s/ Rick L. Catt
         -----------------            ----------------
                                      Rick L. Catt
                                      President and Chief Executive Officer


Date:    November 10, 2005            /s/ Jamie E. McReynolds
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