Form 10QSB
period 2005-12-31
FIRST ROBINSON FINANCIAL CORP
filed 2006-02-14
CIK 1035991

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 2005
                                               -----------------

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

                        YES   X         NO
                            -----          -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                        YES             NO   X
                            -----          -----

As of February 13, 2006, the Registrant had 505,312 shares of Common Stock, par value $0.01, issued and outstanding.


Transitional Small Business Disclosure Format (check one):

                        YES             NO   X
                            -----          -----

                              FIRST ROBINSON FINANCIAL CORPORATION
                                      Index to Form 10-QSB

PART 1.  FINANCIAL INFORMATION                                                             PAGE
    Item 1.   Financial Statements

        Condensed Consolidated Balance Sheets as of December 31, 2005
           And March 31, 2005                                                                3

        Condensed Consolidated Statements of Income for the Three-Month and Nine-Month
           Periods Ended December 31, 2005 and December 31, 2004                             4

        Condensed Consolidated Statements of Cash Flows for the Nine-Month
           Periods Ended December 31, 2005 and December 31, 2004                             6

        Notes to Condensed Consolidated Financial Statements                                 8

    Item 2.   Management's Discussion and Analysis or Plan of Operation                     13


    Item 3.   Controls and Procedures                                                       25


PART II.  OTHER INFORMATION

    Item 1.   Legal Proceedings                                                             26

    Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                   26

    Item 3.   Defaults Upon Senior Securities                                               26

    Item 4.   Submission of Matters to a Vote of Security Holders                           26

    Item 5.   Other Information                                                             26

    Item 6.   Exhibits                                                                      26


        SIGNATURES                                                                          27


Item: 1
                                     FIRST ROBINSON FINANCIAL CORPORATION
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (In thousands, except share data)


                                                                         (Unaudited)
                                                                       December 31, 2005      March 31, 2005
                                                                       ------------------      --------------
                                                    ASSETS
Cash and cash equivalents                                                     $5,138               $8,848
Available-for-sale securities                                                 31,767               29,922
Loans, net of allowance for loan losses of $729 and $672
   at December 31, 2005 and March 31, 2005, respectively                      65,662               66,815
Federal Reserve and Federal Home Loan Bank stock                                 825                  802
Premises and equipment, net                                                    2,671                2,721
Foreclosed assets held for sale, net                                              11                   14
Interest receivable                                                              579                  657
Deferred income taxes                                                            180                   97
Cash surrender value of life insurance                                         1,278                1,244
Other assets                                                                     386                  325
                                                                                 ---                  ---

     Total Assets                                                           $108,497             $111,445
                                                                            ========             ========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                      83,880               88,968
Federal Home Loan Bank advances                                                1,000                1,000
Other borrowings                                                              11,235                9,173
Advances from borrowers for taxes and insurance                                   76                  120
Accrued income taxes                                                             164                   66
Interest payable                                                                 150                  113
Other liabilities                                                                547                  549
                                                                                 ---                  ---
     Total Liabilities                                                        97,052               99,989
                                                                              ------               ------

Commitments and Contingencies                                                    ---                  ---

Stockholders' Equity
Preferred stock, $.01 par value; authorized 500,000 shares,
         no shares issued and outstanding                                        ---                  ---
Common stock, $ .01 par value; authorized 2,000,000 shares;
  859,625 shares issued; outstanding December 31, 2005- 506,713
  shares; March 31, 2005 - 522,223 shares                                          9                    9
Additional paid-in capital                                                     8,702                8,610
Retained earnings                                                              8,642                8,157
Unearned incentive plan shares; 7,231 shares                                    (125)                (125)
Unearned ESOP and incentive compensation                                        (303)                (339)
Treasury stock, at cost                                                       (5,196)              (4,778)
  Common: December 31, 2005 - 345,681 shares; March
    31, 2005 - 330,171 shares
Accumulated other comprehensive income                                          (284)                 (78)
                                                                               -----                 ----
     Total Stockholders' Equity                                               11,445               11,456
                                                                              ------               ------

     Total Liabilities and Stockholders' Equity                             $108,497             $111,445
                                                                            ========             ========

See Notes to Condensed Consolidated Financial Statements.

                                       FIRST ROBINSON FINANCIAL CORPORATION
                                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       For the Three and Nine Month Periods Ended December 31, 2005 and 2004
                                       (In thousands, except per share data)
                                                    (Unaudited)

                                                                Three Month Period              Nine Month Period
                                                                ------------------              -----------------

                                                              2005             2004            2005          2004
                                                              ----             ----            ----          ----
Interest and Dividend Income:
  Loans                                                     $1,145           $1,084          $3,379        $3,169
  Securities:
     Taxable                                                   334              273             973           770
     Tax-exempt                                                 24               18              60            55
  Dividends on FRB and FHLB stock                              ---               12              21            34
                                                               ---               --              --            --

       Total Interest and Dividend Income                    1,503            1,387           4,433         4,028
                                                             -----            -----           -----         -----

Interest Expense:
  Deposits                                                     406              296           1,118           874
  Federal Home Loan Bank advances                               17               16              49            48
  Other borrowings                                              70               32             169            63
                                                                --               --             ---            --

   Total Interest Expense                                      493              344           1,336           985
                                                               ---              ---           -----           ---

     Net Interest Income                                     1,010            1,043           3,097         3,043

Provision for Loan Losses                                       45               30             135           120
                                                                --               --             ---           ---

     Net Interest Income After Provision for Loan Losses       965            1,013           2,962         2,923
                                                               ---            -----           -----         -----

Non-interest income:
  Charges and fees on deposit accounts                         183              201             571           590
  Charges and other fees on loans                                6                5              18            14
  Net gain on sale of loans                                     17                8              47            46
  Net gain on sale of foreclosed assets                        ---              ---               5           ---
  Other                                                         58               56             190           184
                                                                --               --             ---           ---

       Total Non-Interest Income                               264              270             831           834
                                                               ---              ---             ---           ---

Non-interest expense:
  Compensation and employee benefits                           458              446           1,465         1,527
  Occupancy and equipment                                      127              137             391           386
  Foreclosed property expense                                  ---                1               2             7
  Data processing                                               45               53             133           144
  Audit, legal and other professional                           45               47             134           141
  Advertising                                                   18               15              79            62
  Telephone and postage                                         21               26              66            69
  Other                                                        139              147             386           402
                                                               ---              ---             ---           ---

       Total Non-Interest Expense                              853              872           2,656         2,738
                                                               ---              ---           -----         -----


See Notes to Condensed Consolidated Financial Statements.


                                       FIRST ROBINSON FINANCIAL CORPORATION
                                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       For the Three and Nine Month Periods Ended December 31, 2005 and 2004
                                       (In thousands, except per share data)
                                                    (Unaudited)

                                                                Three Month Period              Nine Month Period
                                                                ------------------              -----------------

                                                              2005             2004            2005          2004
                                                              ----             ----            ----          ----
Income before income tax                                       376              411           1,137         1,019

  Provision for income taxes                                   133              154             389           382
                                                               ---              ---             ---           ---

      Net Income                                              $243             $257            $748          $637
                                                              ====             ====            ====          ====

  Earnings Per Share-Basic                                   $0.50            $0.52           $1.52         $1.29
  Earnings Per Share-Diluted                                 $0.48            $0.49           $1.45         $1.23


COMPREHENSIVE INCOME

Net Income                                                    $243             $257            $748          $637
                                                              ----             ----            ----          ----
Other Comprehensive Income (Loss):

  Unrealized (losses) on securities                           (325)            (147)           (330)         (222)

  Related tax effects                                          122               55             124            83
                                                               ---               --             ---            --

  Other Comprehensive Income (Loss)                           (203)             (92)           (206)         (139)
                                                              ----             ----           -----         -----

Comprehensive Income                                           $40             $165            $542          $498
                                                               ===             ====            ====          ====






See Notes to Condensed Consolidated Financial Statements.

                                 FIRST ROBINSON FINANCIAL CORPORATION
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Nine Month Periods Ended December 31, 2005 and 2004
                                            (In thousands)
                                             (Unaudited)

                                                                                Nine Month Period
                                                                                -----------------

                                                                             2005              2004
                                                                             ----              ----
Cash flows from operating activities:
    Net income                                                               $748              $637
    Items not requiring (providing) cash:
      Depreciation and amortization                                           191               213
      Provision for loan losses                                               135               120
      Amortization of premiums and discounts on securities                     36                74
      Amortization of loan servicing rights                                    23                44
      Compensation related to incentive plans                                 ---                (1)
      Compensation related to ESOP                                            108               113
      Compensation related to the exercise of options                          94               103
      Deferred income taxes                                                    41               (56)
      Federal Home Loan Bank Stock dividends                                  (23)              (27)
      Originations of mortgage loans held for sale                         (2,469)           (2,681)
      Proceeds from the sale of mortgage loans                              2,516             2,727
      Net gain on loans sold                                                  (47)              (46)
      Net gain on sale of foreclosed property                                  (5)               ---
    Changes in:
      Interest receivable                                                      78                88
      Cash surrender value of life insurance                                  (34)              (36)
      Other assets                                                            (84)              (92)
      Prepaid income taxes                                                    ---                52
      Accrued income taxes                                                     98                80
      Interest payable                                                         37                11
      Other liabilities                                                        (2)              (31)
                                                                              ---              ----

       Net cash provided by operating activities                            1,441             1,292
                                                                            -----             -----

Cash flows from investing activities:
    Proceeds from maturities of securities available for sale               1,500             2,500
    Purchase of securities available for sale                              (7,854)          (10,533)
    Repayment of principal on mortgage-backed securities                    4,143             3,892
    Net change in loans                                                     1,007            (3,681)
    Proceeds from sale of foreclosed assets                                    19               231
    Purchase of premises and equipment                                       (141)             (270)
                                                                             -----             -----

       Net cash used in investing activities                               (1,326)           (7,861)
                                                                           -------           -------




See Notes to Condensed Consolidated Financial Statements.

                                 FIRST ROBINSON FINANCIAL CORPORATION
                            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     For the Nine Month Periods Ended Decembre 31, 2005 and 2004
                                            (In thousands)
                                             (Unaudited)

                                                                                Nine Month Period
                                                                                -----------------

                                                                             2005              2004
                                                                             ----              ----
Cash flows from financing activities:
    Net decrease in deposits                                              $(5,088)          $(2,701)
    Advances from Federal Home Loan Bank                                   19,320            15,550
    Repayment of FHLB Advances                                            (19,320)          (15,550)
    Proceeds from other borrowings                                         75,751            52,451
    Repayment of other borrowings                                         (73,689)          (45,080)
    Purchase of incentive plan shares                                          (8)               (6)
    Purchase of treasury stock                                               (484)              ---
    Dividends paid                                                           (263)             (223)
    Net decrease in advances
      from borrowers for taxes and insurance                                  (44)              (30)
                                                                              ----              ----

       Net cash provided by (used in) financing activities                 (3,825)             4,411
                                                                            ------             -----

Decrease in cash and cash equivalents                                      (3,710)            (2,158)

Cash and cash equivalents at beginning of period                            8,848              8,485
                                                                            -----              -----

Cash and cash equivalents at end of period                                 $5,138             $6,327
                                                                           ======             ======


Supplemental Cash Flows Information

       Interest paid                                                       $1,303               $975

       Income taxes paid (net of refunds)                                     249                305

       Sale and financing of foreclosed property                              ---                 14

       Real estate acquired in settlement of loans                             11                 22






See Notes to Condensed Consolidated Financial Statements.

                                 FIRST ROBINSON FINANCIAL CORPORATION
                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.      BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of First Robinson Financial Corporation (the "Company") and its wholly owned subsidiary, First Robinson Savings Bank, National Association (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management of the Company, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at December 31, 2005 and the results of its operations for the three months and nine months ended December 31, 2005 and 2004 and cash flows for the nine-month periods ended December 31, 2005 and 2004. The results of operations for those months ended December 31, 2005 are not necessarily indicative of the results to be expected for the full year.

The Condensed Consolidated Balance Sheet of the Company, as of March 31, 2005, has been derived from the audited Consolidated Balance Sheet for the Company as of that date.

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 financial statement presentation. These reclassifications had no effect on net income.

2.      EMPLOYEE STOCK OWNERSHIP PLAN

In connection with the conversion to the stock form of ownership, the Board of Directors established an employee stock ownership plan (ESOP) for the exclusive benefit of participating employees. Employees age 21 or older who have completed one year of service are eligible to participate. Upon the issuance of the common stock, the ESOP acquired 68,770 shares of $0.01 par value common stock at the subscription price of $10.00 per share. The Bank makes contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. Dividends on the unallocated shares received by the ESOP are used to pay debt service. As the debt is repaid, shares are released from collateral and allocated to active employees. Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the condensed consolidated balance sheets. As shares are released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share calculations. Dividends on allocated shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt or accrued interest. ESOP compensation expense for the three month periods ended December 31, 2005 and 2004 was $36,000 and $38,000 respectively. The expense for the nine-month periods ended December 31, 2005 and 2004 was $108,000 and $113,000 respectively.

3.      AUTHORIZED SHARE REPURCHASE PROGRAM

On January 18, 2005, the Board of Directors of First Robinson Financial Corporation approved a repurchase program of its equity stock. The announcement of the program was filed purusant to Form 8-K. This program expired on December 31, 2005 with 19,295 of the authorized 25,000 shares being re-purchased. The Board of Directors of First Robinson Financial Corporation approved a subsequent repurchase program on January 17, 2006. The announcement of the program was also filed purusant to Form 8-K. The Company may repurchase up to 25,000 shares of the Company's common stock from time to time, in the open market, when deemed appropriate by management. The progam approved January 17, 2006 will expire the earlier of December 31, 2006 or when 25,000 of the Company's outstanding shares are repurchased.

                      FIRST ROBINSON FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.      EARNINGS PER SHARE FOR THE THREE MONTH PERIODS

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to the increase in the average shares outstanding which would have resulted from the exercise of dilutive stock options. The components of basic and diluted earnings per share for the three months ended December 31, 2005 and 2004 were computed as follows (dollar amounts in thousands except share data):

                                                                              Weighted
                                                                               Average         Per Share
                                                             Income             Shares           Amount
                                                             ------------------------------------------
For the Quarter Ended December 31, 2005:

Basic Earnings per Share:
    Income available to common stockholders                   $243             485,560            $0.50
                                                                                                  =====

Effect of Dilutive Securities:
  Unearned incentive plan shares                                                14,561
  Stock options                                                                  9,096
                                                                                 -----

Diluted Earnings per Share:
    Income available to common stockholders                   $243             509,217            $0.48
                                                              ====             =======            =====


For the Quarter Ended December 31, 2004:

Basic Earnings per Share:
    Income available to common stockholders                   $257             496,322            $0.52
                                                                                                  =====

Effect of Dilutive Securities:
  Unearned incentive plan shares                                                13,710
  Stock options                                                                 12,535
                                                                                ------

Diluted Earnings per Share:
    Income available for common stockholders                  $257             522,567            $0.49
                                                              ====             =======            =====

                      FIRST ROBINSON FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.      EARNINGS PER SHARE FOR THE NINE MONTH PERIODS

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to the increase in the average shares outstanding which would have resulted from the exercise of dilutive stock options. The components of basic and diluted earnings per share for the nine months ended December 31, 2005 and 2004 were computed as follows (dollar amounts in thousands except share data):

                                                                              Weighted
                                                                               Average         Per Share
                                                             Income             Shares           Amount
                                                             ------------------------------------------

For the Nine Month Period Ended December 31, 2005:

Basic Earnings per Share:
    Income available to common stockholders                   $748             492,930            $1.52
                                                                                                  =====

Effect of Dilutive Securities:
  Unearned incentive plan shares                                                14,480
  Stock options                                                                  8,848
                                                                                 -----

Diluted Earnings per Share:
    Income available to common stockholders                   $748             516,258            $1.45
                                                              ====             =======            =====


For the Nine Month Period Ended December 31, 2004:

Basic Earnings per Share:
    Income available to common stockholders                   $637             493,577            $1.29
                                                                                                  =====

Effect of Dilutive Securities:
  Unearned incentive plan shares                                                13,582
  Stock options                                                                 12,476
                                                                                ------

Diluted Earnings per Share:
    Income available for common stockholders                  $637             519,635            $1.23
                                                              ====             =======            =====

                      FIRST ROBINSON FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.      STOCK-BASED COMPENSATION

In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" (SFAS 148), the Company provides disclosures as if the Company had adopted the fair value-based method of measuring all outstanding employee stock options during the three and nine month periods ended December 31, 2005 and 2004 as indicated in the following table. The prospective method of accounting for stock options that the Company has elected to follow, as allowed by SFAS 148, recognizes the impact of only newly issued employee stock options. However, on August 16, 2005 the Board of Directors approved a resolution to accelerate the vesting of the remaining 1,280 unvested options. The notice was filed on Form 8-K on August 19, 2005. The following table presents the effect on net income and earnings per share had the fair value-based method applied to all outstanding and unvested awards for the three and nine month periods ended December 31, 2004. For the three and nine month periods ended December 31, 2005, the table presents the effect on net income and earnings per share had the fair value-based method been applied to the acceleration of the vesting of the awards. (In thousands, except per share data.)

                                                            Three Month Period             Nine Month Period
                                                            ------------------             -----------------

                                                           2005             2004           2005          2004
                                                           ----             ----           ----          ----
Net income, as reported                                    $243             $257           $748          $637

Add: Stock-based employee compensation expense
   included in reported income, net of related tax
   effects                                                  ---              ---             54           106


Deduct:  Total stock-based
   employee compensation expense
   determined under fair value
   based method for all awards,
   net of related tax effects                               ---              ---           (59)         (107)
                                                           ----              ---           ----         -----

   Pro forma net income                                    $243             $257           $743          $636
                                                           ====             ====           ====          ====

Earnings per common share - basic:
   As reported                                            $0.50            $0.52          $1.52         $1.29

   Pro forma                                              $0.50            $0.52          $1.51         $1.29

Earnings per common share - diluted:
   As reported                                            $0.48            $0.49          $1.45         $1.23

   Pro forma                                              $0.48            $0.49          $1.44         $1.23

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

7.      OTHER-THAN-TEMPORARY IMPAIRMENT OF INVESTMENTS

The following table shows our investments' gross unrealized losses and fair value, aggregrated by investment catagory and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005 and March 31, 2005.


Description of Securities           Less than 12 Months            More Than 12 Months              Total
-------------------------           -------------------            -------------------              -----
                                                    Unrealized                    Unrealized                     Unrealized
                                    Fair Value        Losses       Fair Value       Losses        Fair Value       Losses
                                    ----------------------------   ----------------------------   ----------------------------
As of December 31, 2005
-----------------------
U.S. government agencies              $3,544           $70             $---          $---           $3,544           $70
States and political subdivisions        734             9              232             5              966            14
Mortgage-backed securities            16,321           288            5,741           158           22,062           446
                                      ------           ---            -----           ---           ------           ---

  Total impaired securities          $20,599          $367           $5,973          $163          $26,572          $530
                                     =======          ====           ======          ====          =======          ====

As of March 31, 2005
--------------------
U.S. government agencies              $1,950           $41             $---          $---           $1,950           $41
States and political subdivisions        452             3              227            12              679            15
Mortgage-backed securities            12,702           157            3,153            60           15,855           217
                                      ------           ---            -----            --           ------           ---

  Total impaired securities          $15,104          $201           $3,380           $72          $18,484          $273
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

The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Various factors, including regional and national economic conditions; substantial changes in levels of market interest rates; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; credit and other risks of lending and investment activities; demand for loan products; deposit flows; competition; and accounting principals, policies and guidelines, could affect financial performance and could cause actual results for future periods to differ materially from those anticipated or projected. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

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

On August 16, 2005, the Compensation Committee (the "Committee") of the Board of Directors of First Robinson Financial Corp. (the "Company") approved an amendment to the terms of unvested options relating to 1,280 shares of common stock granted under the Company's 1998 Stock Option Plan. The amendment accelerates the ability to exercise such options. Under the revised vesting schedule for each individually awarded stock option, all incentive options to purchase up to 1,280 shares of common stock became vested on September 1, 2005. Previously, 2,200 options and 1,000 options were scheduled to vest equally over a five-year period

                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation


beginning April 22, 2003 and June 17, 2003, respectively. The Committee believed the change in the vesting schedule would be in the best interests of the Company and its stockholders. See Note 5 in the Notes to Condensed Consolidated Financial Statements.

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

                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation


The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at December 31, 2005.


                                                 Loans Delinquent For:
                -------------------------------------------------------------------------------------
                        30-89 Days(1)            90 Days and Over(1)             Nonaccrual              Total Delinquent Loans
                ---------------------------  ---------------------------  ---------------------------  ---------------------------
                                   Percent                      Percent                      Percent                      Percent
                                   of Loan                      of Loan                      of Loan                      of Loan
                 Number   Amount   Category   Number   Amount   Category   Number   Amount   Category   Number   Amount   Category
                -------- --------  --------  -------- --------  --------  -------- --------  --------  -------- --------  --------
                                                              (Dollars in thousands)
Real Estate:
  One- to
  four-family...      3     $120     0.33%       ---     ---        ---         7       $368    1.02%      10      $488      1.35%
  Commercial and
  business and
  agricultural

  finance.......      1        9     0.11        ---     ---        ---       ---       ---      ---        1         9      0.11
Consumer and
other loans.....      3        8     0.18        ---     ---        ---         1        35     0.77        4        43      0.95
                      -        -     ----        ---     ---        ---         -        --     ----        -        --      ----

     Total......      7     $137     0.21%       ---     ---        ---         8      $403     0.60%      15      $540      0.81%
                      =     ====     =====       ===     ===        ===         =      ====     =====      ==      ====      =====
------------------------------------------------------------------------------------------------------------------------------------

(1)  Loans are still accruing.

NON-PERFORMING ASSETS. The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. Foreclosed assets include assets acquired in settlement of loans.

                                       December 31   March 31,    December 31,
                                       ---------------------------------------
                                          2005         2005          2004
                                       ------------ ------------ -------------
Non-accruing loans:
  One- to four-family................         $368         $253          $280
  Commercial and agricultural
     real estate.....................          ---          ---            31
  Consumer...........................           35          ---           ---
                                                --          ---           ---
Total                                          403          253           311
                                               ---          ---           ---

Foreclosed assets:
  One- to four-family................           11           14           ---
                                                --           --           ---
Total                                           11           14           ---
                                                --           --           ---

Total non-performing assets..........         $414         $267          $311
                                       ============ ============ =============
Total as a percentage of total
  assets.............................        0.38%        0.24%         0.29%
                                       ============ ============ =============

Gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $4,000 for the three months and $13,000 for the nine months ended December 31, 2005 and $6,000 for the three months and $15,000 for the nine months ended December 31, 2004.

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

In connection with the filing of its periodic reports with the OCC and in accordance with its classification of assets policy, the Bank regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at December 31, 2005, the Bank had classified a total of $780,000 of its assets as substandard and $271,000 as doubtful or loss. At December 31, 2005, total classified assets comprised $1.051 million, or 10.0% of the Bank's capital, and 1.0% of the Bank's total assets.

OTHER LOANS OF CONCERN. As of December 31, 2005, there were $2.915 million in loans identified, but not classified, by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the business have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

Real estate properties acquired through foreclosure are recorded at the market fair value minus 20% of the market fair value if the property is appraised at $50,000 or less. If the property is appraised at greater than $50,000, then the property is recorded at the market fair value less 10% of the fair market value. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At December 31, 2005, the Bank had one real estate properties acquired through foreclosure.

Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At December 31, 2005, the Bank had a total allowance for loan losses of $729,000, representing 1.11% of the Bank's loans, net. At March 31, 2005, the Bank's total allowance for loan losses to the Bank's loans, net was at 1.01%.

                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation

The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:


                                          December 31, 2005                         March 31, 2005
                             --------------------------------------------------------------------------------------
                                              Gross       Percent of                     Gross        Percent of
                               Amount of       Loan      Loans in Each    Amount of       Loan      Loans in Each
                               Loan Loss    Amounts by    Category to     Loan Loss    Amounts by    Category to
                               Allowance     Category     Total Loans     Allowance     Category     Total Loans
                               ---------     --------     -----------     ---------     --------     -----------
                                                             (Dollars in thousands)
One- to four-family..........       $150       $35,954         53.74%        $122        $36,174        53.51%
Multi-family.................        ---           579           0.86         ---            663          0.98
Commercial and agricultural
  real estate................        347        15,137          22.62         328         15,045         22.25
Construction or development..         13         1,680           2.51           8            900          1.33
Consumer and other loans              30         4,576           6.84          13          4,381          6.48
State and Municipal
Governments..................        ---         1,283           1.92         ---          1,333          1.97
Commercial business
  and agricultural
  finance....................        182         7,700          11.51         161          9,112         13.48
                                                                -----                                    -----
Undisbursed portion of loans.                     (518)                                     (121)
                                                 -----                                     -----
Unallocated..................          7                                       40
                                       -                                       --
     Total...................       $729       $66,391        100.00%        $ 672       $67,487       100.00%
                                    ====       =======        =======        =====       =======       =======

The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                      Three Months Ended       Nine Months Ended
                                                         December 31,             December 31,
                                                    -----------------------------------------------
                                                      2005          2004       2005          2004
                                                    --------      --------   --------      --------
                                                              (Dollars in thousands)
Balance at beginning of period...................     $675          $687       $672          $655

Charge-offs:
  One- to four-family............................      ---            37        113            54
  Construction, land or development..............      ---           ---        ---            43
  Commercial and agricultural real estate........      ---           ---        ---           ---
  Consumer and other loans.......................        3            10         25            21
  Commercial business and agricultural finance...      ---           ---        ---             2
                                                       ---           ---        ---             -
Total charge-offs                                        3            47        138           120
                                                         -            --        ---           ---

Recoveries:
  One- to four-family............................       10             2         47            3
  Commercial and agricultural real estate........      ---           ---        ---            2
  Consumer and other loans.......................        2             6         13           15
  Commercial business and agricultural finance...      ---             8        ---           11
                                                       ---             -        ---           --
Total recoveries.................................       12            16         60           31
                                                       ---           ---        ---           --

Net charge-offs (recoveries).....................       (9)           31         78           89
Additions charged to operations..................       45            30        135          120
                                                        --            --        ---          ---
Balance at end of period.........................     $729          $686       $729         $686
                                                      ====          ====       ====         ====

Ratio of net charge-offs during the period to
 average loans outstanding during the period.....  (0.01)%         0.05%      0.12%        0.14%
                                                   =======         =====      =====        =====

Ratio of net charge-offs during the period to
 average non-performing assets...................  (2.31)%         6.58%     21.84%       15.82%
                                                   =======         =====     ======       ======

                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation


OVERVIEW

First Robinson Financial Corporation is the holding company (the "Company") for First Robinson Savings Bank, National Association (the "Bank"). The Company is headquartered in Robinson, Illinois and operates three full service offices and one drive-up facility in Crawford County. The Company earned $748,000 for the first nine months of the fiscal year 2006, versus $637,000 in the same period of fiscal year 2005, an increase of 17.4%. Earnings were positively impacted by a $54,000 increase in net interest income and an $82,000 decrease in non-interest expense. Offsetting these positive impacts was an increase of $15,000 in provision for loan losses, a decrease of $3,000 in non-interest income and an increase of $7,000 in income tax provision. Basic earnings per share for the 2006 nine month fiscal period were $1.52 per share versus $1.29 per share for the same period of 2005. Diluted earnings per share reflect the potential dilutive impact of stock options granted under the stock option plan. Diluted earnings per share for the nine months of fiscal 2006 were $1.45 per share, versus $1.23 per share for the nine months of fiscal 2005.

Net income for the December 2005 quarter was $243,000, a decrease of 5.4% versus $257,000 for the comparable period of 2004. The decrease in net earnings was primarily attributable to an increase in total interest expense of $149,000 from the third quarter of fiscal 2005 to 2006, which was only partially offset by the increase in total interest income of $116,000 during the same comparative periods. Also contributing to the decrease in net earnings for the same comparitive periods was a $15,000 increase in the provision for loan losses and a $6,000 decrease in total non-interest income, most of which was offset by a $19,000 decrease in non-interest expense, as further explained below. Basic earnings per share for the third quarter of fiscal 2006 were $0.50 per share, versus $0.52 per share for the third quarter of fiscal 2005. Diluted earnings per share for the third quarter of fiscal 2006 were $0.48 per share, versus $0.49 per share for the third quarter of fiscal 2005.

RESULTS OF OPERATIONS

NET INTEREST INCOME

For the three-month period ended December 31, 2005, net interest income totaled $1.010 million, a decrease of 3.2%, or $33,000, compared to the same period of 2004. The decrease in net interest income is primarily due to an increase of 76 basis points in the yield on interest bearing liabilities compared to only a 41 basis point increase in the yield of interest earning assets. However, for the nine-month period ended December 31, 2005, net interest income totaled $3.097 million, an increase of 1.8%, or $54,000 versus the same period of fiscal year 2005. Net interest income increased in the nine-month period of fiscal year 2006 versus the comparable period of fiscal year 2005, primarily due to an incease in average interest earning assets of $3.614 million, or 3.7%.

During the December 2005 quarter, total interest and dividend income increased $116,000, or 8.4%, to $1.503 million, versus $1.387 million during the same quarter of 2004. For the three-month period ended December 31, 2005, the yield on average-earning assets increased 41 basis points to 6.01% from the yield of 5.60% for the three-month period ended December 31, 2004. During the first nine months of fiscal 2006, total interest and dividend income increased by $405,000, or 10.1%, to $4.433 million, versus $4.028 million during the first nine months of fiscal 2005. The yield on average earning assets increased by 33 basis points to 5.86% for the nine-month period ended December 31, 2005 versus 5.53% in the same period of 2004.

The average daily loan balances for the quarter ended December 31, 2005 decreased $2.450 million, or 3.7%, to $64.607 million, versus $67.058 million for the same period of 2004. During the same period, loan interest income increased by $61,000, or 5.6%, to $1.503 million versus $1.387 million during the quarter ended December 31, 2005. The yield on loans increased 63 basis points to 7.09% from 6.46% for the December 2005 quarter compared to the December 2004 quarter. The average daily loan balances for the nine-month period ending December 31, 2005 was virtually unchanged from the same period of 2004. However, loan interest income increased by $210,000, or 6.6%, to $3.379 million. The increase was the result of a 43 basis point increase in the yield on loans to 6.88% from 6.45% in the same nine-month period of 2004.

The average daily securities balances and the Company's interest-bearing demand deposits balances for the third quarter of fiscal year 2006 increased $3.506 million, or 11.0%, to $35.455 million, versus $31.949 million for the same period of fiscal year 2005. During the same period, income from investments increased by $55,000, or 18.2%, to $358,000 versus $303,000 during the third quarter of fiscal year 2005. The increase was primarily the result of the large increase in securities held and the 25 basis point increase in the yield on securities and interest-bearing deposits, to 4.04%, versus 3.79% in the third quarter of fiscal year 2005. The average daily securities balances and interest-bearing demand deposits balances for the first nine months of fiscal 2006 increased $3.609 million, or 11.4%, to $35.268 million, versus $31.659 million for the same period of fiscal year 2005. During the same periods, income from investments increased by $195,000, or 22.7%, to $1.054 million versus $859,000 during the nine months of fiscal 2005. The increase in interest and dividend income was primarily the result of the $3.609 million increase in investments held and the 36 basis

                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation


point increase in the yields on investments, to 3.98% versus 3.62% in the nine months of fiscal year 2005.

Total interest expense increased $149,000, or 43.3%, to $493,000 for the three-month period ended December 31, 2005, from $344,000 for the comparable period in 2004. The increase was primarily the result of a 76 basis point increase in the Company's daily cost of funds to 2.39%, versus 1.63% for the same period of 2004. Total interest expense also increased $351,000, or 35.6%, to $1.336 million for the nine-month period ended December 31, 2005, from $985,000 for the comparable period in 2004. The increase was primarily the result of a 55 basis point increase in the Company's daily cost of funds to 2.13%, versus 1.58% for the same period of 2004.

On an average daily basis, total interest-bearing deposits decreased $2.548 million, or 3.4%, to $72.959 million for the three-month period ended December 31, 2005, versus $75.507 million in the same period in 2004. The average cost of funds increased by 66 basis points to 2.23% for the December 2005 quarter versus the December 2004 quarter at 1.57%. The average daily balance of interest-bearing deposits for the nine-month period ended December 2005 decreased by $1.361 million, or 1.8%, to $74.625 million from $75.986 million. When comparing the average cost of funds for the December 2005 nine-month period to the same period ending December 31, 2004 there was an increase of 47 basis points from 1.53% to 2.00%.

Average daily balances of long-term borrowings for the December 2005 quarter had no change from the December 2004 quarter. The rate on the long-term borrowings also remained the same at 5.6%. However during the December 2005 quarter, the average balance for the quarter of overnight borrowings from the FHLB was $476,000 compared to $323,000 in overnight borrowings for the December 2004 quarter resulting in an increase in interest expense of $1,000. For the nine months ending December 31, 2005, the average daily balance in overnight borrowings declined by $174,000, or 38.6%, from $451,000 in average borrowings for the nine months ending December 31, 2005 to $277,000 for the same period in 2004. Interest expense in overnight borrowings increased by $1,000 when comparing the nine month periods ending December 31, 2005 and 2004. The increase was due to the average cost of funds for the overnight borrowings increasing by 148 basis points for the December 31, 2005 period versus the same nine month period ending December 31, 2004.

For the three-months ended December 31, 2005 versus the same period of 2004, the average daily balance of other short-term borrowings increased $617,000 or 8.1%, from $7.574 million to $8.191 million. The average cost of funds also increased for the December 2005 quarter by 174 basis points from 1.68% to 3.42%. The average daily balance of other short-term borrowings for the nine-months ended December 31, 2005 increased by $1.937 million, or 33.8%, to $7.661 million from $5.724 million for the nine-month period ending December 31, 2005. The average cost of funds also increased by 148 basis points to 2.93% from 1.45% when comparing the nine-months of fiscal year 2006 to fiscal year 2005.

PROVISION FOR LOAN LOSSES

Based on management's review of the adequacy of the allowance for loan losses, provisions for losses on loans of $45,000 and $135,000 were recorded during the three-month and nine-month periods ended December 31, 2005, versus provisions of $30,000 and $120,000 recorded during the same periods of 2004. The increase in the provision for loan losses for the periods ended December 31, 2005 reflected a number of factors, including the level of charge-offs, management's overall view on current credit quality, and the amount and status of impaired loans. Management meets on a quarterly basis to review the adequacy of the allowance for loan losses based on Company guidelines. Classified loans are reviewed by the loan officers to arrive at specific reserve levels for those loans. Once the specific reserve for each loan is calculated, management calculates general reserves for each loan category based on a combination of loss history adjusted for current national and local economic conditions, trends in delinquencies and charge-offs, trends in volume and term of loans, changes in underwriting standards, and industry conditions. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company's management believes that, as of December 31, 2005, its allowance for loan losses was adequate.

                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation


NON-INTEREST INCOME

Non-interest income categories for the three and nine-month periods ended December 31, 2005 and 2004 are shown in the following table:

                                                                      Three Months Ended
                                                                         December 31,
                                                               -----------------------------------
Non-interest income:                                             2005        2004       % CHANGE
                                                                 ----        ----       --------
                                                                          (In thousands)
  Charges and fees on deposit accounts                            183         201          (9.0)%
  Charges and other fees on loans                                   6           5          20.0
  Net gain on sale of loans                                        17           8         112.5
  Other                                                            58          56           3.6
                                                                   --          --

    Total Non-Interest Income                                     264         270         (2.2)%
                                                                  ===         ===         =====


                                                                       Nine Months Ended
                                                                         December 31,
                                                               -----------------------------------
Non-interest income:                                             2005        2004       % CHANGE
                                                                 ----        ----       --------
                                                                          (In thousands)
  Charges and fees on deposit accounts                            571         590          (3.2)%
  Charges and other fees on loans                                  18          14          28.6
  Net gain on sale of loans                                        47          46           2.2
  Net gain on sale of foreclosed assets                             5         ---           ---
  Other                                                           190         184           3.3
                                                                  ---         ---

    Total Non-Interest Income                                     831         834         (0.4)%
                                                                  ===         ===         =====

Charges and fees on deposit accounts decreased $18,000 and $19,000, respectively, in the three-month and nine-month periods ended December 31, 2005 versus the same periods in 2004. The decrease in fees can be attributed, in part, to the bounce protection program, started in May 2003, leveling out.

Charges and other fees on loans were up in both the three and nine-month periods when compared to the same periods in 2004. The increase in loan fees is due, in part, to the increase in credit life and accident and health insurance commission received on consumer loans.

The increase of $9,000, or 112.5%, in net gain on the sale of mortgages resulted primarily from an increase in the volume of mortgages sold during the three-month period ended December 31, 2005 versus the same period in 2004. During the third quarter of fiscal 2006, the Company sold $935,000 in mortgages versus $447,000 in the same quarter of fiscal 2005. When comparing the nine-months ending December 31, 2005 to the nine-months ending December 31, 2004, the net gain on sale of loans increased by $1,000, or 2.2%. During the first nine months of fiscal 2006, the Company sold $2.469 million in mortgages versus $2.681 million in the comparable period of fiscal 2005. The decrease of mortgage refinance activity is a result of the increase in interest rates.

Other income consists of normal recurring fee income such as commissions from PrimeVest Investment Services, our investment brokerage service, the cash value of life insurance recognized, ATM/Debit card interchange income and fees, and safe deposit box rent, as well as other income that management classifies as non-recurring. Other income increased $2,000 and $6,000, respectively, in the three and nine-month periods ended December 31, 2005 versus the same period of 2004. The primary driver behind the increases in the three and nine-month periods were attributed to the increase in commissions from the investment brokerage service.

                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation


NON-INTEREST EXPENSE

Non-interest expense categories for the three and nine-month periods ended December 31, 2005, and 2004 are shown in the following table:


                                                                     Three Months Ended
                                                                        December 31,
                                                             -------------------------------------
                                                                 2005        2004       % CHANGE
                                                                 ----        ----       --------
Non-interest expense:                                                   (In thousands)
     Compensation and employee benefits                           458         446           2.7%
     Occupancy and equipment                                      127         137          (7.3)
     Foreclosed property expense                                  ---           1        (100.0)
     Data processing                                               45          53         (15.1)
     Audit, legal and other professional                           45          47          (4.3)
     Advertising                                                   18          15          20.0
     Telephone and postage                                         21          26         (19.2)
     Other                                                        139         147          (5.4)
                                                                  ---         ---

       Total Non-Interest Expense                                 853         872          (2.2)%
                                                                  ===         ===         ======


                                                                      Nine Months Ended
                                                                        December 31,
                                                             -------------------------------------
                                                                 2005        2004       % CHANGE
                                                                 ----        ----       --------
Non-interest expense:                                                   (In thousands)
     Compensation and employee benefits                         1,465       1,527          (4.1)%
     Occupancy and equipment                                      391         386           1.3
     Foreclosed property expense                                    2           7         (71.4)
     Data processing                                              133         144          (7.6)
     Audit, legal and other professional                          134         141          (5.0)
     Advertising                                                   79          62          27.4
     Telephone and postage                                         66          69          (4.3)
     Other                                                        386         402          (4.0)
                                                                  ---         ---

       Total Non-Interest Expense                               2,656       2,738          (3.0)%
                                                                =====       =====         ======

Compensation and employee benefits increased in the three-month period when comparing December 2005 and 2004. The increase in the three-month period can be attributed, in part, to a $5,000 increase in options exercised offset by a $6,000 decrease in the fair value of the shares held in the Directors Retirement Plan and an increase of $11,000 in salaries. When comparing the nine-months ended December 31, 2005 to the same period in 2004, compensation and employee benefits decreased by $62,000. The decrease in the nine-month period can also be attributed, in part, to a $93,000 decrease in options exercised offset by a $11,000 increase in the fair value of the shares held in the Directors Retirement Plan and an increase of $30,000 in salaries.

The decrease of $10,000 in occupancy and equipment expense for the three-month period is a result of a decrease in depreciation expense. While the increase of $5,000 for the nine-month period reflects the costs associated with repairs on concrete work and landscaping at all of the facilities of the Company offset by the decrease in depreciation expense.

Foreclosed property expense decreased by $5,000 for the nine-month period ending December 31, 2005 due to averaging one property in foreclosed assets compared to an average of three properties during the nine-month period ending December 31, 2004.

Audit, legal and other professional fees decreased primarily due to a decrease in legal expense for both the three-month and nine-month periods.

                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation


The increase of $17,000 in advertising expense is primarily associated with the cancellation fee related to a software program purchased for marketing additional products to existing customers and increased sponsorship of community groups to promote name recognition.

Other expense includes miscellaneous operating expenses such as office supplies, ATM/Debit card interchange fees, check processing fees, loan expenses, federal deposit insurance premiums and assessments by the bank regulators among others. When comparing the December 31, 2005 quarter to the December 31, 2004 quarter, the decrease of $8,000 in other expenses can be attributed, in part, to decreases ATM/Debit card expenses, stationary and printing costs, and charitable donations. The decrease of $16,000 in other expenses in the nine-month period ending December 31, 2005 verses the same period in 2004 is primarily the result of decreases in stationary and printing costs, ATM/Debit card expenses, and the loss from a $9,800 fraudulent cashiers check in the first nine-months of fiscal year 2005. These decreases are offset by increases in the amount of waived check order charges and increases in training seminars and conferences.

INCOME TAX EXPENSE

Income tax expense decreased $21,000, or 13.6%, for the three-month ending December 31, 2005, compared to the same period in 2004. Income tax expense for the nine-moth period increased $7,000, or 1.8%, compared to the same period of 2004. The combined state and federal income tax expense as a percentage of income before income tax expense decreased to 35.3% during the three-month period of 2005 compared to 37.5% during the same period in 2004. It decreased to 34.2% for the nine-month period ending December 31, 2005, versus 37.5% for the same period of 2004.

FINANCIAL CONDITION

Total assets of the Company were $108.497 million as of December 31, 2005, a decrease of $2.948 million, or 2.6%, when compared to $111.445 million as of March 31, 2005. The decrease in assets was primarily due to a decrease of $3.710 million, or 41.9%, in cash and cash equivalents and a decrease of $1.153 million, or 1.7%, in loans, net offset by an increase of $1.845 million in available for sale securities.

The Company's interest-bearing demand deposits decreased by $3.727 million, or 49.4%, to $3.818 million at December 31, 2005 from $7.545 million at March 31, 2005. Cash and due from banks of the Company increased by $17,000, or 1.3%, from $1.303 million at March 31, 2005 to $1.320 million at December 31, 2005. The total decrease in cash and cash equivalents of $3.710 million was primarily a result of a decrease in deposits from customers and other borrowings.

Available-for-sale investment securities amounted to $31.767 million at December 31, 2005 compared to $29.922 million at March 31, 2005, a $1.845 million increase. The increase resulted from $7.854 million in investment purchases partially offset by $4.143 million in repayments on mortgage-backed securities, the maturity of $1.5 million in agencies, a $330,000 decrease in the market valuation of the available-for-sale portfolio and the amorization of $36,000 of premiums and discounts on investments. The investment portfolio is managed to limit the Company's exposure to risk by containing mostly mortgage-backed securities and other securities which are either directly or indirectly backed by the federal government or a local municipal government.

The Company's net loan portfolio decreased by $1.153 million to $65.662 million at December 31, 2005 from $66.815 million at March 31, 2005. Gross loans decreased by $699,000 while undisbursed loan proceeds of closed-end lines of credit increased by $397,000 and the allowance for loan losses increased by $57,000. Commercial business and agricultural finance loans decreased by $1.412 million, or 15.5% and one to-four family residential loans decreased $220,000, or 0.6%. These decreases were offset, in part, by an increase of $780,000, or 86.8%, in construction and development loans and an increase of $195,000, or 4.4%, in consumer and other loans.

At December 31, 2005, the allowance for loan losses was $729,000 or 1.11% of the net loan portfolio which increased $57,000 from the allowance for loan losses at March 31, 2005 at $672,000 or 1.01% of the net loan portfolio. During the first nine-months of fiscal 2006, the Company charged off $138,000 of loan losses, $11,000 of which in consumer loans, $14,000 in other loans, which are primarily checking accounts under the bounce protection program and $113,000 pertained to six loans secured by 1-4 family residential properties. The chargeoffs of $138,000 were partially offset by $60,000 in recoveries, consisting of $3,000 in consumer loans, $10,000 in other loans, and $47,000 in 1-4 family residential loans. Management reviews the adequacy of the allowance for loan losses quarterly, and believes that its allowance is adequate; however, the Company cannot assure that future chargeoffs and/or provisions will not be necessary. See "Asset Quality" for further information on delinquencies.

                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation


As of December 31, 2005, the Company had one real estate property held for sale at $11,000. At March 31, 2005, the Company had one property at $14,000 which was sold for a net gain of $5,000. Foreclosed assets are carried at lower of cost or net realizable value.

Total deposits decreased by $5.088 million to $83.880 million at December 31, 2005 from $88.968 million at March 31, 2005. The 5.7% decrease in total deposits was due to decreases of $4.071 million in savings, NOW, and money market accounts and $1.612 million in certificates of deposit. Offsetting these decreases was an increase of $595,000 in non-interest bearing demand deposits.

Federal Home Loan Bank advances remained constant at $1.0 million at December 31, 2005 and March 31, 2005. However, other borrowings consisting entirely of repurchase agreements, increased $2.062 million, or 22.5%. The obligations are secured by mortgage-backed securities and US government agencies held in safekeeping at the Federal Home Loan Bank of Chicago. At December 31, 2005, the average rate on the repurchase agreements was 3.60% compared to 2.29% at March 31, 2005. These agreements mature periodically within 24 months.

Advances from borrowers for taxes and insurance decreased by $44,000 from $120,000 at March 31, 2005 to $76,000 at December 31, 2005. Accrued income taxes payable increased $98,000. Accrued interest payable increased by $37,000 due to the rise in interest rates on variable rate deposit accounts.

Stockholders' equity at December 31, 2005 was $11.445 million compared to $11.456 million at March 31, 2005, a decrease of $11,000. The decrease in stockholders' equity can be attributed to the decrease of $206,000 in accumulated comprehensive income due to the decrease in the fair value of securities available for sale, net of related tax effect and the purchase of Treasury shares of First Robinson Financial stock in the amount of $484,000, offset by $66,000 in Treasury shares distributed for options exercised. These decreases were offset, in part, by increases in retained earnings of $748,000 in net income offset by $263,000 in dividends declared and paid, an increase in additional paid-in-capital of $92,000 consisting of $64,000 in the valuation of shares in the employee stock ownership plan ("ESOP") and $28,000 in options exercised, and the $36,000 increase for the allocation of ESOP shares.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has entered into performance standby and financial standby letters of credit with various local commercial businesses in the aggregate amount of $1.639 million. The letters of credit are collateralized and underwritten, as currently required by loan policy, in the same manner as any commercial loan. The advancement of any funds on these letters of credit is not anticipated.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are deposits and principal and interest payments collected on loans, investments and related securities. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition.

Liquidity resources are used principally to meet outstanding commitments on loans, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. The Company anticipates no foreseeable problems in meeting current loan commitments. At December 31, 2005, outstanding commitments to extend credit amounted to $10.580 million (including $5.068 million, in available revolving commercial and agricultural lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet any foreseeable liquidity needs.

The Company maintains a $23.824 million line of credit with the FHLB, of which $1.0 million was utilized as of December 31, 2005. This line can be accessed immediately. The Company regularly uses FHLB Letters of Credit as security for public unit deposits. The available line of credit with the FHLB is reduced by the amount of these letters of credit. As of December 31, 2005, $4.1 million in FHLB letters of credit were pledged. In addition to the Letters of Credit, the available line of credit with the FHLB is also reduced by $1.090 million for the credit enhancement reserve established as a result of the participation in the FHLB Mortgage Partnership Finance ("MPF") program. The Company also maintains a $2.0 million revolving line of credit and a $600,000 revolving line of credit with Independent Banker's Bank located in Springfield, Illinois. The Company has also established borrowing capabilities at the discount window with the Federal Reserve Bank of St. Louis.

Liquidity management is both a daily and long-term responsibility of management. The Company adjusts their investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-

                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation


bearing investments and (iv) the objectives of its asset/liability management program. Excess liquidity generally is invested in interest-earning overnight deposits and other short-term government and agency obligations.

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

At December 31, 2005, the Bank was in compliance with all of the aforementioned capital requirements as summarized below:

                                                                                December 31, 2005
                                                                                -----------------
                                                                                 (In thousands)
                                                                                 --------------
Tier I Capital:
         Common stockholders' equity                                                 $10,514
         Unrealized loss on securities available for sale                                284
         Less disallowed intangible assets                                              (14)

           Total Tier I capital                                                       10,784

Tier II Capital:
         Total Tier I capital                                                         10,784
         Qualifying allowance for loan losses                                            729

           Total risk-based capital                                                   11,513

Risk-weighted assets                                                                  63,957
Quarter average assets                                                               106,511


                                                                                                         To be Well Capitalized
                                                                                                             Under the Prompt
                                                                               For Capital                  Corrective Action
                                                Actual                      Adequacy Purposes                  Provisions
                                                ------                      -----------------                  ----------
                                         Amount         Ratio             Amount          Ratio           Amount          Ratio
                                         ------         -----             ------          -----           ------          -----
As of December 31, 2005:
     Total Risk-Based Capital
       (to Risk-Weighted Assets)        $11,513         18.00%            $5,117           8.00%          $6,396          10.00%
    Tier I Capital
      (to Risk-Weighted Assets)          10,784         16.86              2,558           4.00            3,837           6.00
    Tier I Capital
      (to Average Assets)                10,784         10.12              4,260           4.00            5,326           5.00

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

DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2005 our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and
(ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. Unless the SEC further amends its regulations, the Company will begin the process of evaluating, documenting and testing their system of internal control over financial reporting to provide the basis for a report that will, for the first time, be a required part of the annual report on Form 10-KSB for the fiscal year ending March 31, 2008. Due to the ongoing evaluation and testing of internal controls, there can be no assurance that if any control deficiencies are identified they will be corrected before the end of the 2008 fiscal year, or that there may not be significant deficiencies or material weaknesses that would be required to be reported. In addition, the Company expects the evaluation process and any required remediation, if applicable, to increase accounting, legal and other costs and divert management resources from core business operations.

                            PART II OTHER INFORMATION


Item 1.         LEGAL PROCEEDINGS

                None

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                The following table provides information about purchases by the Company for the quarter ended December 31, 2005 regarding the Company's common stock.


PURCHASES OF EQUITY SECURITIES BY COMPANY (1)
------------------------ ------------------ ---------------------- ------------------------ -------------------------
Period                   Total Number of    Average Price Paid     Total Number of Shares   Maximum Number of
                         Shares Purchased   per Share              Purchased as Part of     Shares that May Yet Be
                                                                   Publicly Announced       Purchased Under the
                                                                   Plans or Programs        Plans or Programs
------------------------ ------------------ ---------------------- ------------------------ -------------------------
10/1/2005 - 10/31/2005   ---                --                     ---                      5,705
------------------------ ------------------ ---------------------- ------------------------ -------------------------
11/1/2005 - 11/30/2005   ---                --                     ---                      5,705
------------------------ ------------------ ---------------------- ------------------------ -------------------------
12/1/2005 - 12/31/2005   ---                --                     ---                      5,705
------------------------ ------------------ ---------------------- ------------------------ -------------------------
Total                    ---                --                     ---                      5,705
------------------------ ------------------ ---------------------- ------------------------ -------------------------

                (1) On January 18, 2005, the Board of Directors of First Robinson Financial Corporation approved a repurchase program of its equity stock. The announcement of the program was filed purusant to Form 8-K. This program expired on December 31, 2005 with 19,295 of the authorized 25,000 shares being re-purchased. The Board of Directors of First Robinson Financial Corporation approved a subsequent repurchase program on January 17, 2006. The announcement of the program was also filed purusant to Form 8-K. The Company may repurchase up to 25,000 shares of the Company's common stock from time to time, in the open market, when deemed appropriate by management. The progam approved January 17, 2006 will expire the earlier of December 31, 2006 or when 25,000 of the Company's outstanding shares are repurchased.


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



Date:   February 14, 2006             /s/ Rick L. Catt
        -----------------             ----------------
                                      Rick L. Catt
                                      President and Chief Executive Officer


Date:   February 14, 2006             /s/ Jamie E. McReynolds
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