Form 10KSB
period 2006-03-31
FIRST ROBINSON FINANCIAL CORP
filed 2006-06-29
CIK 1035991

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR ENDED MARCH 31, 2006

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-29276

                      FIRST ROBINSON FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

           DELAWARE                                      36-4145294
--------------------------------            ------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


    501 EAST MAIN STREET, ROBINSON, ILLINOIS                  62454
 ----------------------------------------------          --------------
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

     Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. |_|

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

     Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES | | NO |X|.

     State the issuer's revenues for its most recent fiscal year: $7.0 million.

     As of June 9, 2006, the aggregate value of the 329,416 shares of Common Stock of the Registrant outstanding on such date, which excludes 166,834 shares held by directors and executive officers as a group was approximately $8.3 million. This figure is based on the average bid and asked price of $25.28 per share of the Registrant's Common Stock on June 9, 2006.

     As of June 9, 2006, there were 496,250 shares issued and outstanding of the Registrant's common stock.

     Transitional Small Business Disclosure check one: YES  |_|  NO |X|.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part II of Form 10-KSB - Portions of the Annual Report to Stockholders for the fiscal year ended March 31, 2006.
    Part III of Form 10-KSB - Portions of Proxy Statement for the 2006 Annual Meeting of Stockholders.

                           FORWARD-LOOKING STATEMENTS

         When used in this Annual Report on Form 10-KSB or future filings by First Robinson Financial Corporation (the "Company") or the Company's wholly owned subsidiary, First Robinson Savings Bank, National Association (the "Bank") with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", project", "believe" or similar expressions are intended to identify forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected. All references to the Company prior to March 1997, except where otherwise indicated, are to the Bank. References in this Annual Report to "we", "us", and "our" refer to the Company and/or the Bank, as the context requires.

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

         THE BANK. The Bank is a national bank, the deposits of which are federally insured and backed by the full faith and credit of the U.S. Government up to $100,000. The Bank is a community-oriented financial institution that seeks to serve the financial needs of the residents and businesses in its market area. The Bank primarily serves Crawford County, Illinois. The principal business of the Bank has historically consisted of attracting retail deposits from the general public and primarily investing those funds in one- to four-family residential real estate loans and, to a lesser extent, consumer loans, commercial and agricultural real estate loans and commercial business and agricultural finance loans. At March 31, 2006, substantially all of the Bank's real estate mortgage loans, were secured by properties located in the Bank's market area. The Bank also invests in investment and equity securities and mortgage-backed securities, and other permissible investments.

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

RISK FACTORS

         The Company's business could be harmed by any of the risks noted below. The trading price of the Company's common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks you should also refer to the other information contained in this annual report on Form 10-KSB, including the Company's financial statements and related notes.

RISKS RELATED TO THE BANKING INDUSTRY

CHANGES IN ECONOMIC AND POLITICAL CONDITIONS COULD ADVERSELY AFFECT THE COMPANY'S EARNINGS, AS THE COMPANY'S BORROWERS' ABILITY TO REPAY LOANS AND THE VALUE OF THE COLLATERAL SECURING THE COMPANY'S LOANS DECLINE.

         The Company's success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond the Company's control may adversely affect the Company's asset quality, deposit levels and loan demand and, therefore, the Company's earnings. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of the Company's borrowers to make timely repayments of their loans, which would have an adverse impact on the Company's earnings. In addition, substantially all of the Company's loans are to individuals and businesses in the Company's market area. Consequently, any economic decline in the Company's market area could have an adverse impact on the Company's earnings.

CHANGES IN INTEREST RATES COULD ADVERSELY AFFECT THE COMPANY'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

         The Company's earnings depend substantially on the Company's interest rate spread, which is the difference between (i) the rates we earn on loans, securities and other earning assets and (ii) the interest rates we pay on deposits and other borrowings. These rates are highly sensitive to many factors beyond the Company's control, including general economic conditions and the policies of various governmental and regulatory authorities. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations.

WE OPERATE IN A HIGHLY REGULATED ENVIRONMENT, AND CHANGES IN LAWS AND REGULATIONS TO WHICH WE ARE SUBJECT MAY ADVERSELY AFFECT THE COMPANY'S RESULTS OF OPERATIONS.

         The Company and the Bank operate in a highly regulated environment and are subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency ("OCC") and the Board of Governors of the Federal Reserve System (the "Federal Reserve"). See "Business - Regulation" herein. Applicable laws and regulations may change, and there is no assurance that such changes will not adversely affect the Company's business. Such regulation and supervision govern the activities in which an institution may engage, and are intended primarily for the protection of banks and their depositors. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including but not limited to the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution's allowance for loan losses. Any change in such regulation and oversight, whether in the form of restrictions on activities, regulatory policy, regulations, or legislation, including but not limited to changes in the regulations governing national banks, could have a material impact on the bank and the Company's operations.

CHANGES IN TECHNOLOGY COULD BE COSTLY.

         The banking industry is undergoing technological innovation at a fast pace. To keep up with its competition, the Company needs to stay abreast of innovations and evaluate those technologies that will enable it to compete on a cost-effective basis. The cost of such technology, including personnel, can be high in both absolute and relative terms. There can be no assurance, given the fast pace of change and innovation, that the Company's technology, either purchased or developed internally, will meet or continue to meet the needs of the Company.

RISKS RELATED TO THE COMPANY'S BUSINESS

WE OPERATE IN AN EXTREMELY COMPETITIVE MARKET, AND THE COMPANY'S BUSINESS WILL SUFFER IF WE ARE UNABLE TO COMPETE EFFECTIVELY.

         In the Company's market area, the Bank encounters significant competition from other commercial banks, a credit union, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial intermediaries. Many of the Bank's competitors have substantially greater resources and lending limits than we do and may offer services that we do not or cannot provide. The Company's profitability depends upon the Company's continued ability to compete successfully in the Company's market area.

THE LOSS OF KEY MEMBERS OF THE COMPANY'S SENIOR MANAGEMENT TEAM COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS.

         We believe that the Company's success depends largely on the efforts and abilities of the Company's senior management. Their experience and industry contacts significantly benefit us. The competition for qualified personnel in the financial services industry is intense, and the loss of any of the Company's key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect the Company's business.

THE COMPANY'S LOAN PORTFOLIO INCLUDES LOANS WITH A HIGHER RISK OF LOSS.

         The Bank primarily originates one-to four-family residential real estate loans but also originates commercial and agricultural real estate loans, construction and development property loans, consumer loans and commercial business and agricultural finance loans within the Company's market areas. These types of loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. These loans also have greater credit risk than residential real estate for the following reasons:

     o COMMERCIAL AND AGRICULTURAL REAL ESTATE LOANS. Repayment is dependent upon the successful operation of the borrower's business. If the cash flow from the project is reduced the borrower's ability to repay the loan may be impaired.

     o CONSTRUCTION AND DEVELOPMENT PROPERTY LOANS. The risk of loss can be attributed to the accuracy of the initial estimate of the individual property's value upon completion of the project and the estimated cost (including interest) of the project.

     o CONSUMER LOANS. Consumer loans (such as personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss.

     o COMMERCIAL BUSINESS AND AGRICULTURAL FINANCE LOANS. Repayment is dependent upon the successful operation of the business, which are greatly dependent on many things outside the control of either the Bank or the borrowers. These factor include weather, commodity prices, and interest rates among others.

IF THE COMPANY'S ACTUAL LOAN LOSSES EXCEED THE COMPANY'S ALLOWANCE FOR LOAN LOSSES, THE COMPANY'S NET INCOME WILL DECREASE.

         The Company makes various assumptions and judgments about the collectibility of the Company's loan portfolio, including the creditworthiness of the Company's borrowers and the value of the real estate and other assets serving as collateral for the repayment of the Company's loans. Despite the Company's underwriting and monitoring practices, the Company's loan customers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which could have a material adverse effect on the Company's operating results. Because we must use assumptions regarding individual loans and the economy, the Company's current allowance for loan losses may not be sufficient to cover actual loan losses, and increases in the allowance may be necessary. We may need to significantly increase the Company's provision for losses on loans if one or more of the Company's larger loans or credit relationships becomes delinquent or if we continue to expand the Company's commercial real estate and commercial lending. In addition, federal regulators periodically review the Company's allowance for loan losses and may require us to increase the Company's provision for loan losses or recognize loan charge-offs. Material additions to the Company's allowance would materially decrease the Company's net income. We cannot assure you that the Company's monitoring procedures and policies will reduce certain lending risks or that the Company's allowance for loan losses will be adequate to cover actual losses.

IF WE FORECLOSE ON COLLATERAL PROPERTY AND OWN THE UNDERLYING REAL ESTATE, WE MAY BE SUBJECT TO THE INCREASED COSTS ASSOCIATED WITH THE OWNERSHIP OF REAL PROPERTY, RESULTING IN REDUCED REVENUES.

         We may have to foreclose on collateral property to protect the Company's investment and may thereafter own and operate such property, in which case we will be exposed to the risks inherent in the ownership of real estate. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of the Company's control, including, but not limited to:
(i) general or local economic conditions; (ii) neighborhood values; (iii) interest rates; (iv) real estate tax rates; (v) operating expenses of the mortgaged properties; (vi) supply of and demand for rental units or properties;
(vii) ability to obtain and maintain adequate occupancy of the properties;
(viii) zoning laws; (x) governmental rules, regulations and fiscal policies; and
(x) acts of God. Certain expenditures associated with the ownership of real estate, principally real estate taxes and maintenance costs, may adversely affect the income from the real estate. Therefore, the cost of operating a real property may exceed the rental income earned from such property, and we may have to advance funds in order to protect the Company's investment, or we may be required to dispose of the real property at a loss. The foregoing expenditures and costs could adversely affect the Company's ability to generate revenues, resulting in reduced levels of profitability.

ENVIRONMENTAL LIABILITY ASSOCIATED WITH COMMERCIAL LENDING COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         In the course of the Company's business, we may acquire, through foreclosure, commercial properties securing loans that are in default. There is a risk that hazardous substances could be discovered on those properties. In this event, we could be required to remove the substances from and remediate the properties at the Company's cost and expense. The cost of removal and environmental remediation could be substantial. We may not have adequate remedies against the owners of the properties or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have a material adverse effect on the Company's business, financial condition and operating results.

IF THE COMPANY FAILS TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROL OVER FINANCIAL REPORTING, IT MAY NOT BE ABLE TO ACCURATELY REPORT THE COMPANY'S FINANCIAL RESULTS OR PREVENT FRAUD, AND, AS A RESULT, INVESTORS AND DEPOSITORS COULD LOSE CONFIDENCE IN THE COMPANY'S FINANCIAL REPORTING, WHICH COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS, THE TRADING PRICE OF THE COMPANY'S STOCK AND THE COMPANY'S ABILITY TO ATTRACT ADDITIONAL DEPOSITS.

         Unless it further delays or curtails its proposed rule, beginning with the Company's annual report for the fiscal year ending March 31, 2008, we will have to include in the Company's annual reports filed with the Securities and Exchange Commission (the "Commission") a report of the Company's management regarding internal control over financial reporting. As a result, we recently have begun to document and evaluate the Company's internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and Commission rules and regulations, which require an annual management report on the Company's internal control over financial reporting, including, among other matters, management's assessment of the effectiveness of internal control over financial reporting and an attestation report by the Company's independent auditors addressing these assessments. Accordingly, management has retained outside consultants to assist in (i) assessing and documenting the adequacy of the Company's internal control over financial reporting, (ii) improving control processes, where appropriate, and (iii) verifying through testing that controls are functioning as documented. If we fail to identify and correct any significant deficiencies in the design or operating effectiveness of the Company's internal control over financial reporting or fail to prevent fraud, current and potential stockholders and depositors could lose confidence in the Company's financial reporting, which could adversely affect the Company's business, financial condition and results of operations, the trading price of the Company's stock and the Company's ability to attract additional deposits.

A BREACH OF INFORMATION SECURITY OR COMPLIANCE BREACH BY ONE OF OUR AGENTS OR VENDORS COULD NEGATIVELY AFFECT THE COMPANY'S REPUTATION AND BUSINESS.

         The Bank depends on data processing, communication and information exchange on a variety of computing platforms and networks and over the internet. We cannot be certain all of the Company's systems are entirely free from vulnerability to attack, despite safeguards we have installed. Additionally, we rely on and do business with a variety of third-party service providers, agents and vendors with respect to the Company's business, data and communications needs. If information security is breached, or one of our agents or vendors breaches compliance procedures, information could be lost or misappropriated, resulting in financial loss or costs to us or damages to others. These costs or losses could materially exceed the Company's amount of insurance coverage, if any, which would adversely affect the Company's business.

THE PRICE OF THE COMPANY'S COMMON STOCK MAY BE VOLATILE, WHICH MAY RESULT IN LOSSES FOR INVESTORS.

         The market price for shares of the Company's common stock has been volatile in the past, and several factors could cause the price to fluctuate substantially in the future. These factors include:

     o   announcements of developments related to the Company's business,

     o   fluctuations in the Company's results of operations,

     o sales of substantial amounts of the Company's securities into the marketplace,

     o general conditions in the Company's banking niche or the worldwide economy,

     o a shortfall in revenues or earnings compared to securities analysts' expectations,

     o   lack of an active trading market for the common stock,

     o   changes in analysts' recommendations or projections, and

     o   the Company's announcement of new acquisitions or other projects.

         The market price of the Company's common stock may fluctuate significantly in the future, and these fluctuations may be unrelated to the Company's performance. General market price declines or market volatility in the future could adversely affect the price of the Company's common stock, and the current market price may not be indicative of future market prices.

RISKS RELATED TO THE COMPANY'S STOCK


THE COMPANY'S COMMON STOCK IS THINLY TRADED, AND THUS YOUR ABILITY TO SELL SHARES OR PURCHASE ADDITIONAL SHARES OF THE COMPANY'S COMMON STOCK WILL BE LIMITED, AND THE MARKET PRICE AT ANY TIME MAY NOT REFLECT TRUE VALUE.

         Your ability to sell shares of the Company's common stock or purchase additional shares largely depends upon the existence of an active market for the common stock. The Company's common stock is quoted on the Over the Counter Bulletin Board. The volume of trades on any given day is light, and you may be unable to find a buyer for shares you wish to sell or a seller of additional shares you wish to purchase. In addition, a fair valuation of the purchase or sales price of a share of common stock also depends upon active trading, and thus the price you receive for a thinly traded stock, such as the Company's common stock, may not reflect its true value.

FEDERAL REGULATIONS MAY INHIBIT A TAKEOVER, PREVENT A TRANSACTION YOU MAY FAVOR OR LIMIT THE COMPANY'S GROWTH OPPORTUNITIES, WHICH COULD CAUSE THE MARKET PRICE OF THE COMPANY'S COMMON STOCK TO DECLINE.

         Certain provisions of the Company's charter documents and federal regulations could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company's company. In addition, we must obtain approval from regulatory authorities before acquiring control of any other company.

WE MAY NOT BE ABLE TO PAY DIVIDENDS IN THE FUTURE IN ACCORDANCE WITH PAST PRACTICE.

         We pay an annual dividend to stockholders. The payment of dividends is subject to legal and regulatory restrictions. Any payment of dividends in the future will depend, in large part, on the Bank's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors.

MARKET AREA

         The Bank currently has four offices in Crawford County, consisting of three full service offices and one drive-up, located in Robinson, Palestine and Oblong, Illinois.

         Robinson, Palestine and Oblong, Illinois are located in Crawford County, Illinois, approximately 150 miles east of St. Louis, Missouri and 35 miles northwest of Vincennes, Indiana. The major employers in the Bank's primary market area include: Marathon Petroleum Company LLC, The Hershey Company, Robinson Correctional Facility, Dana Corporation, Fair Rite Products, Crawford Memorial Hospital and E.H. Baare Corporation.

         The Bank and therefore the Company, is dependent upon the economy of its market area for continued success, since the vast majority of its loans are located in the Bank's market area. See Note 1 of Notes to Consolidated Financial Statements.

LENDING ACTIVITIES

         GENERAL. The Bank's loan portfolio consists primarily of conventional, first mortgage loans secured by one- to four-family residences and, to a lesser extent, consumer loans, commercial and agricultural real estate loans, commercial business and agricultural finance loans and multi-family real estate and construction loans. At March 31, 2006, the Bank's gross loans outstanding totaled $66.9 million, of which $35.7 million or 53.3% were one- to four-family residential mortgage loans. This amount also includes home equity loans totaling $2.6 million. Of the one- to four-family mortgage loans outstanding at that date, 20.1% were fixed-rate loans, and 79.9% were adjustable-rate loans. At that same date, construction and development property loans totaled $1.8 million or 2.7% of the Bank's total loan portfolio. Also at that date, the Bank's multi-family real estate, commercial and agricultural real estate loans totaled $14.7 million or 22.0% of the Bank's total loan portfolio of which 76.8% were adjustable-rate loans and 23.2% were fixed-rate loans. Loans to State and Municipal Governments totaled $1.3 million or 1.9% of the Bank's total loan portfolio as of March 31, 2006. At that same date, consumer and other loans totaled $4.5 million or 6.7% of the Bank's total loan portfolio. At March 31, 2006, commercial business and agricultural finance loans totaled $9.0 million or 13.4% of the Bank's total loan portfolio, of which 24.6% were fixed-rate loans and 75.4% adjustable-rate loans. See Note 3 of Notes to Consolidated Financial Statements.

         The Bank also invests in mortgage-backed securities, government securities, obligations of states or political subdivisions and other debt securities. At March 31, 2006, mortgage-backed securities totaled $24.2 million or 79.3% of the Bank's total investment and mortgage-backed securities portfolio. Government securities, obligations of state and political subdivisions and other debt and equity securities totaled $6.3 million, or 20.7% of the Bank's total investment and mortgage-backed securities portfolio.

         The Bank's loans to one borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation -- Federal Regulation of National Banks." However, the Bank has been approved by the OCC to participate in a pilot lending program to exceed the 15% lending limit under certain exceptions. The Bank may lend up to 25% of its unimpaired capital and surplus to one borrower for loans secured by one-to-four family residential real estate, loans secured by small businesses or small farm loans. The total outstanding amount of the Bank's loans or extensions of credit made to all of its borrowers under the special limits of this program may not exceed 100% of the Bank's unimpaired capital and surplus. All loans to affiliates and their related interests are not eligible for this program. At March 31, 2006, the maximum amount which the bank could have lent under this program to any one borrower and the borrowers related interests was approximately $3.0 million. At March 31, 2006, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount.

         The Bank's five largest lending relationships at March 31, 2006 were as follows: (i) $4.7 million in loans to an individual and his closely held entities of which $1.8 million was participated with other lenders secured by real estate, oil production and leaseholds, inventory, equipment, and personal guarantees; (ii) $4.0 million in loans to a heavy equipment operator of which $2.7 million was participated with other lenders secured by real estate, equipment, inventory, accounts receivable and personal guarantees; (iii) $1.6 million in loans to a construction company secured by equipment, accounts receivable, assignment of contracts and personal guarantees; (iv) $1.2 million in loans to a grain farming operation secured by real estate, crops, equipment, inventory, government payments, and personal guarantees; (v) $1.2 million in loans to a grain farmer secured by real estate, crops, equipment, inventory, government payments, and personal guarantees. At March 31, 2006, all of these loans totaling $12.7 million in the aggregate, of which $4.5 million was participated to other lenders, were performing in accordance with their terms.

         LOAN PORTFOLIO COMPOSITION. The following information concerning the composition of the Bank's loan portfolios in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.


                                                                                    March 31,
                                                        -----------------------------------------------------------------
                                                                     2006                             2005
                                                        -------------------------------- --------------------------------
                                                            Amount          Percent          Amount           Percent
                                                        --------------- ---------------- ----------------  --------------
                                                                              (Dollars in Thousands)
REAL ESTATE LOANS:
-----------------
   One- to four-family................................  $       35,669            53.34% $        36,174           53.51%
   Multi-family.......................................             574             0.86              663            0.98
   Commercial and agricultural........................          14,127            21.13           15,045           22.25
   Construction or development........................           1,776             2.66              900            1.33
                                                        --------------- ---------------- ----------------  --------------
       Total real estate loans........................          52,146            77.99           52,782           78.07
                                                        --------------- ---------------- ----------------  --------------

OTHER LOANS:
-----------
   Government Loans:
     State & Municipal................................           1,299             1.94            1,333            1.97
   Consumer and other loans...........................           4,453             6.66            4,381            6.48
   Commercial business and agricultural finance loans.           8,972            13.41            9,112           13.48
                                                        --------------- ---------------- ----------------  --------------
     Total other......................................          14,724            22.01           14,826           21.93
                                                        --------------- ---------------- ----------------  --------------
     Total loans......................................          66,870           100.00%          67,608          100.00%
                                                        --------------- ---------------- ----------------  --------------

LESS:
----
   Loans in process...................................            (611)                             (121)
   Unearned discounts.................................             ---                               ---
   Allowance for losses...............................            (753)                             (672)
                                                        ---------------                  ----------------
     Total loans receivable, net......................  $       65,506                   $        66,815
                                                        ===============                  ================

         The following schedule illustrates the interest rate sensitivity of the Bank's loan portfolio at March 31, 2006. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract reprices, however, $12.1 million in adjustable rate loans have reached their contractual floor rate. These loans then report at their maturity date. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                        Real Estate
                   ------------------------------------------------------
                                                     Multi-family and
                     One- to Four-Family and          Commercial and          Obligations of State &
                     Construction/Development          Agriculture            Municipal Governments
                   -----------------------------  -----------------------    -------------------------
                                    Weighted                   Weighted                    Weighted
                                    Average                    Average                      Average
                     Amount           Rate          Amount       Rate          Amount        Rate
                   -----------   ---------------  ----------  -----------    ----------   ------------
                                                   (Dollars in Thousands)
Due During
Years Ending
March 31,
-------------------
2007(1)........... $    10,970             7.65%  $    7,024        7.68%    $      175          4.05%
2008 and 2009.....       7,616             6.81        2,414        7.34            106          5.24
2010 and 2011.....       1,269             6.92        1,138        5.83            127          3.19
After 2011........      17,590             6.51        4,125        6.01            891          4.40
                     ---------    --------------   ---------    ---------     ---------    -----------
Total............. $    37,445             6.92%  $   14,701        7.01%    $    1,299          4.30%
                     =========    ==============   =========    =========     =========    ===========

----------
(1) Includes demand loans, loans having no stated maturity and overdraft loans.


                                                 Commercial Business
                                                         and
                       Consumer and Other        Agricultural Finance                Total
                     ------------------------  -------------------------   --------------------------
                                  Weighted                   Weighted                   Weighted
                                   Average                    Average                    Average
                      Amount        Rate         Amount        Rate          Amount       Rate
                     ---------   ------------  ----------   ------------   ----------  ------------
                                                  (Dollars in Thousands)
Due During
Years Ending
March 31,
-------------------
2007(1)...........   $     698          7.85%  $    6,439          8.23%   $   25,306         7.79%
2008 and 2009.....       1,922          8.34        1,243          7.38        13,301         7.17
2010 and 2011.....       1,607          6.95          889          5.69         5,030         6.37
After 2011........         226          6.13          401          6.50        23,233         6.33
                      --------    -----------   ---------    -----------     --------    ----------
Total.............   $   4,453          7.65%  $    8,972          7.79%   $   66,870         7.05%
                      ========    ===========   =========    ===========     ========    ==========

----------
(1) Includes demand loans, loans having no stated maturity and overdraft loans.

        The total amount of loans due after March 31, 2007 which have predetermined interest rates is $16.8 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $41.5 million, a portion of which have reached their contractual floor rate and are shown in the above table at their contractual maturity.

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

         ONE- TO- FOUR-FAMILY RESIDENTIAL MORTGAGE LENDING. Residential loan originations are generated by the Bank's marketing efforts, its present customers, walk-in customers, and referrals from real estate brokers. Historically, the Bank has focused its lending efforts primarily on the origination of loans secured by one- to four-family residential mortgages in its market area. At March 31, 2006, the Bank's one- to four-family residential mortgage loans totaled $35.7 million, or 53.3%, of the Bank's gross loan portfolio of which $444,000 was non-performing at that date.

         The Bank offers both adjustable and fixed rate mortgage loans. For the year ended March 31, 2006, the Bank originated $19.4 million of real estate loans, of which $10.4 million were secured by one- to four-family residential real estate, $3.3 million was secured by one- to four-family or commercial constructions and land loans, $5.5 million was secured by commercial or agricultural real estate, and $145,000 was secured by multi-family residential real estate. Substantially all of the Bank's one- to four-family residential mortgage originations are secured by properties located in its market area.

         The Bank offers adjustable-rate mortgage loans at rates and on terms determined in accordance with market and competitive factors. The Bank currently originates adjustable-rate mortgage loans with a term of up to 30 years. The Bank offers one year adjustable-rate mortgage loans with a stated interest rate margin generally over the one-year Treasury Bill Index. Increases or decreases in the interest rate of the Bank's adjustable-rate loans is generally limited to 200 basis points at any adjustment date and 600 basis points over the life of the loan. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as are the Bank's liabilities. The Bank qualifies borrowers for adjustable-rate loans based on the initial interest rate of the loan. As a result, the risk of default on these loans may increase as interest rates increase. See "Asset Quality -- Non-Performing Assets." At March 31, 2006, the total balance of one-to four-family adjustable-rate loans was $28.5 million or 42.6% of the Bank's gross loan portfolio. See "-- Originations, Purchases and Sales of Loans."

         The Bank offers fixed-rate mortgage loans with a term of up to 30 years. At March 31, 2006, the total balance of one- to four-family fixed-rate loans was $7.2 million or 10.7% of the Bank's gross loan portfolio. The Bank also offers U.S. Department of Agriculture ("USDA") Guaranteed Rural Housing Loans to borrowers that meet certain income limitations with minimal to no down payment. These loans are 30-year fixed rate loans with a 90% guarantee from USDA. At March 31, 2006, the total balance of USDA Guaranteed Rural Housing Loans was $220,000 or 0.3% of the Bank's gross loan portfolio. During the fiscal year ended March 31, 2006, the Bank sold $446,000 in USDA Guaranteed Rural Housing Loans. The Bank did not retain the servicing on these loans. See "-- Originations, Purchases and Sales of Loans."

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

         The majority of the fixed rate loans currently originated by the Bank are underwritten and documented pursuant to the guidelines of the Federal Home Loan Bank of Chicago's (the "FHLB") Mortgage Partnership Finance ("MPF") program. Effective January 1, 1999, the Bank joined the MPF program offered by the FHLB. This program offers 15 to 30 year fixed rate mortgages. The Bank sells 100% of the principal and receives a fee. The Bank also receives 25 basis points servicing fee. During the year ended March 31, 2006, the Bank originated loans of $2.6 million. See "--Originations, Purchases and Sales of Loans and -- Investment Activities -- Mortgage-backed Securities."

         MULTI-FAMILY LENDING. The Bank offers one year adjustable-rate multi-family loans for terms of up to 20 years. The Bank will generally lend up to 80% of the value of the collateral securing the loan. At March 31, 2006, the Bank had $574,000 of multi-family real estate loans or 0.9% of the Bank's gross loan portfolio was comprised of such loans. All of these loans were performing in accordance with their terms at that date.

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

         COMMERCIAL AND AGRICULTURAL REAL ESTATE LENDING. The Bank also originates commercial and agricultural real estate loans. At March 31, 2006 approximately $14.1 million, or 21.1% of the Bank's gross loan portfolio, was comprised of commercial and agricultural real estate loans. Of this amount, approximately $3.3 million or 23.2% of these loans were fixed-rate commercial and agricultural real estate loans and approximately $10.9 million or 76.8% were adjustable-rate loans. At March 31, 2006, $66,000 of these loans were non-performing. The largest commercial or agricultural real estate loan was for $3.5 million.

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

         CONSTRUCTION LENDING. The Bank had $1.8 million in construction loans for one- to four- family residences, commercial property and land loans, or 2.7% of the total loan portfolio at March 31, 2006.

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

         STATE AND MUNICIPAL GOVERNMENT LOANS. The Bank originates both fixed and adjustable loans for state and municipal governments. At March 31, 2006, the Bank's loans to state and municipal governments totaled $1.3 million, or 1.9%, of the total loan portfolio of which 72.1% were fixed and 27.9% were adjustable. Loans to state and municipal governments are generally at a lower rate than consumer or commercial loans due to the tax-free nature of municipality loans.

         For underwriting purposes, the Bank does not require financial documentation as long as the loan is to the general obligation of the entity. However, proper documentation in the entity's minutes, from a board meeting when a quorum was present, that indicate the approval to seek a loan and the authorized individuals to sign for the loan are required.

         CONSUMER LENDING. The Bank offers secured and unsecured consumer loans. Secured loans may be collateralized by a variety of asset types, including automobiles, mobile homes and deposits. The Bank currently originates substantially all of its consumer loans in its primary market area. At March 31, 2006, the Bank's consumer loan portfolio totaled $4.5 million, or 6.7% of its gross loan portfolio, of which 95.3% were fixed-rate loans.

         A significant component of the Bank's consumer loan portfolio consists of new and used automobile loans. These loans generally have terms that do not exceed five years. Generally, loans on vehicles are made in amounts up to 80% of the sales price or National Automobile Dealers Association value, whichever is least. At March 31, 2006, the Bank's automobile loans totaled $2.9 million or 4.4% of the Bank's gross loan portfolio. These loans were originated predominately on a direct lending basis.

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

         Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At March 31, 2006, $37,000 of the Bank's consumer loans were non-performing. There can be no assurances that additional delinquencies will not occur in the future.

         COMMERCIAL AND AGRICULTURAL BUSINESS LENDING. The Bank also originates commercial and agricultural business loans. At March 31, 2006, approximately $9.0 million, or 13.4% of the Bank's gross loan portfolio, was comprised of commercial and agricultural business loans. Of the $9.0 million, approximately $2.2 million or 24.6% were fixed-rate loans and approximately $6.8 million or 75.4% were adjustable-rate loans. At March 31, 2006, $1,000 of the Bank's commercial and agricultural business loans were non-performing. The largest commercial business loan was for $900,000.

         Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business and agricultural finance loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business and agricultural finance loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). The Bank's commercial business and agricultural finance loans are usually secured by business or personal assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At March 31, 2006, $63,000 of the Bank's commercial business and agricultural finance loans were unsecured.

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

         While the Bank currently originates adjustable-rate and fixed-rate loans, its ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For the year ended March 31, 2006, the Bank had total originations of $14.8 million in fixed-rate loans and $18.5 million in adjustable-rate loans.

         The Bank sold $3.0 million in one- to four-family loans through market programs during the year ended March 31, 2006. Sales of these loans generally are beneficial to the Bank since these sales may produce future servicing income, provide funds for additional lending and other investments and increase liquidity. The Bank does not sell loans pursuant to forward sales commitments and, therefore, an increase in interest rates after loan origination and prior to sale may adversely affect the Bank's income at the time of sale.

         The following table shows the loan origination, purchase, sale and repayment activities of the Bank for the periods indicated.

                                                                               Year Ended March 31,
                                                                          ------------------------------
                                                                               2006             2005
                                                                          ---------------  -------------
                                                                              (Dollars in Thousands)

ORIGINATIONS BY TYPE:
Real estate:
     One to four-family...............................................    $     10,419     $     13,090
     Multi-family.....................................................             145              337
     Commercial and agricultural......................................           5,544            5,554
     Construction and land development................................           3,337            1,001

Other:
     Consumer and other loans.........................................           3,634            3,433
     State & Municipal Government.....................................             892              280
     Commercial business and agricultural finance.....................           9,354            6,030
                                                                          -------------    -------------
         Total loans originated.......................................          33,325           29,725
                                                                          -------------    -------------

PURCHASES:
     Real estate:
     One- to four-family..............................................             ---              533
     Commercial and agricultural......................................             ---              397
                                                                          -------------    -------------
         Total loan purchases.........................................             ---              930
                                                                          -------------    -------------

SALES AND REPAYMENTS:
   Real estate:
     One- to four-family..............................................           3,017            3,532

Other:
     Commercial business and agricultural finance and other loans.....           2,275            1,200
                                                                          -------------    -------------
         Total sales..................................................           5,292            4,732
                                                                          -------------    -------------

Principal reductions..................................................          28,603           23,594
                                                                          -------------    -------------

Decreases in other items, net.........................................            (168)            (258)
                                                                          -------------    -------------

Net increase (decrease) in gross loans................................    $       (738)    $      2,071
                                                                          =============    =============

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

         The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at March 31, 2006.

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
                      --------------------------------------------------------------------------------------------------------------
                                                                 (Dollars in thousands)
Real Estate:
One- to four-family..      2   $   23     0.07%     ---    $ ---      ---%         8  $  444     1.24%        10  $  467     1.31%
Commercial and
 agricultural real
 estate..............      1        2     0.01      ---      ---      ---          1      66     0.47          2      68     0.48
Consumer and others..      2        4     0.09      ---      ---      ---          3      37     0.83          5      41     0.92
Commercial business
 and agricultural
 finance.............      1      185     2.06      ---      ---      ---          1       1     0.01          2     186     2.07
                      -------  ------  --------  -------- ------  --------  --------  ------  --------  --------  ------  -------

  Total..............      6   $  214    0.32%      ---    $ ---      ---%        13  $  548     0.82%        19  $  762     1.14%
                      =======  ======  ========  ======== ======  ========  ========  ======  ========  ========  ======  =======

-----------
(1) Loans are still accruing.

         NON-PERFORMING ASSETS. The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. Foreclosed assets include assets acquired in settlement of loans.


                                                                                       Year Ended
                                                                                        March 31,
                                                                               ----------------------------
                                                                                   2006            2005
                                                                               -------------    -----------
                                                                                  (Dollars in thousands)
Non-accruing loans:
   One- to four-family.......................................................  $         444    $       253
   Commercial and agricultural real estate...................................             66            ---
   Consumer..................................................................             37            ---
   Commercial business and agricultural finance..............................              1            ---
                                                                               -------------    -----------
     Total...................................................................            548            253
                                                                               -------------    -----------

Foreclosed assets:
   One- to four-family.......................................................             11             14
   Commercial and agricultural real estate...................................            ---            ---
   Consumer..................................................................            ---            ---
                                                                               -------------    -----------
     Total...................................................................             11             14
                                                                               -------------    -----------

Total non-performing assets..................................................  $         559    $       267
                                                                               =============    ===========
Total as a percentage of total assets........................................           0.51%          0.24%
                                                                               =============    ===========

         For the year ended March 31, 2006, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $20,000. This represents $20,000 that would have been included in interest income on such loans for the year ended March 31, 2006.

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

         In connection with the filing of its periodic reports with the OCC and in accordance with its classification of assets policy, the Bank regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at March 31, 2006, the Bank had classified a total of $1.1 million of its assets as substandard and $416,000 as doubtful or loss. At March 31, 2006, total classified assets comprised $1.5 million, or 14.0% of the Bank's capital, and 1.4% of the Bank's total assets.

         OTHER LOANS OF CONCERN. As of March 31, 2006, there were $2.6 million in loans identified, but not classified, by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the business have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

         Real estate properties acquired through foreclosure are recorded at the market fair value minus 20% of the market fair value if the property is appraised at $50,000 or less. If the property is appraised at greater than $50,000, then the property is recorded at the market fair value less 10% of the market fair value. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At March 31, 2006, the Bank had $11,000 in real estate properties acquired through foreclosure. The property is for sale and will be sold if the offers to purchase are approved by the Board.

         Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At March 31, 2006, the Bank had a total allowance for loan losses of $753,000, representing 1.15% of the Bank's loans, net. See Note 3 of Notes to Consolidated Financial Statements.

         The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:


                                                                                 March 31,
                                    -----------------------------------------------------------------------------------------------

                                                           2006                                            2005
                                    -----------------------------------------------    --------------------------------------------
                                                                                                                          Percent
                                                                         Percent                                         of Loans
                                                                        of Loans                                          in Each
                                         Amount of         Loan          in Each         Amount of         Loan          Category
                                         Loan Loss      Amounts by     Category to       Loan Loss      Amounts by       to Total
                                         Allowance       Category      Total Loans       Allowance       Category          Loans
                                    ----------------  --------------  -------------    -------------   -------------    -----------
                                                                          (Dollars in thousands)
One- to four-family.................   $         171  $       35,669          53.34%   $         122   $      36,174      53.51%
Multi-family........................             ---             574           0.86               --             663       0.98
Commercial and agricultural real
 estate.............................             354          14,127          21.13              328          15,045      22.25
Construction or  Development........               8           1,776           2.66                8             900       1.33
State & Municipal Government
 Loans..............................             ---           1,299           1.94              ---           1,333       1.97
Consumer and other loans............              42           4,453           6.66               13           4,381       6.48
Commercial business and
 agricultural finance...............             178           8,972          13.41              161           9,112      13.48
Unallocated.........................             ---             ---            ---               40             ---        ---
                                       -------------  --------------  -------------    -------------   -------------    -------
Total...............................   $         753  $       66,870         100.00%   $         672   $      67,608     100.00%
                                       =============  ==============  =============    =============   =============    =======

         The following table sets forth an analysis of the Bank's allowance for loan losses.


                                                                                    Year Ended
                                                                                     March 31,
                                                                           ------------------------------
                                                                               2006             2005
                                                                           -------------    -------------
                                                                              (Dollars in thousands)
Balance at beginning of year.............................................  $         672    $        655

Charge-offs:
   One- to four-family...................................................            113             115
   Commercial and agricultural real estate...............................            ---              32
   Consumer and other loans..............................................             28              30
   Commercial business and agricultural finance..........................            ---               2
   Construction or development...........................................            ---              43
                                                                           -------------    ------------
                                                                                     141             222
                                                                           -------------    ------------

Recoveries:
   One- to four-family...................................................             47               3
   Commercial and agricultural real estate...............................            ---               2
   Consumer and other loans..............................................             17              23
   Commercial business and agricultural finance..........................            ---              11
   Construction or development...........................................            ---             ---
                                                                           -------------    ------------
                                                                                      64              39
                                                                           -------------    ------------
Net charge-offs..........................................................             77             183
Additions charged to operations..........................................            158             200
                                                                           -------------    ------------
Balance at end of year...................................................  $         753    $        672
                                                                           -------------    ------------

Ratio of net  charge-offs  during the year to Average  loans  outstanding
   during the year........................................................          0.12%           0.28%
                                                                           =============    ============

Ratio of net charge-offs during the year to Average non-performing assets          20.10%          36.18%
                                                                           =============    ============


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

         INVESTMENT SECURITIES. At March 31, 2006, the Bank's investment securities totaled $30.5 million, or 27.9% of its total assets. It has been the Bank's general policy to invest in obligations of state and political subdivisions, federal agency obligations and other investment securities.

         National banks are restricted in investments in corporate debt and equity securities. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank's unimpaired capital and unimpaired surplus as defined by federal regulations, which totaled $10.7 million as of March 31, 2006, plus an additional 10% if the investments are fully secured by readily marketable collateral. At March 31, 2006, the Bank was in compliance with this regulation. See "Regulation -- Federal Regulation of National Banks" for a discussion of additional restrictions on the Bank's investment activities. See Note 2 of Notes to Consolidated Financial Statements.

         The following table sets forth the composition of the Bank's securities all of which are classified as available for sale.

                                                                            March 31,
                                                  --------------------------------------------------------------
                                                              2006                             2005
                                                  ------------------------------   -----------------------------
                                                      Market          % of            Market           % of
                                                      Value           Total            Value           Total
                                                  --------------    -----------    -------------     -----------
                                                                      (Dollars in thousands)
U.S. Government agencies........................  $        3,635          11.91%   $       4,470           14.94%
Mortgage-backed securities......................          24,206          79.27           23,498           78.53
State and political subdivisions................           2,498           8.18            1,758            5.87
Other securities................................             196           0.64              196            0.66
                                                  --------------    -----------    -------------     -----------

     Total available for sale...................  $       30,535         100.00%   $      29,922          100.00%
                                                  ==============    ===========    ==============    ===========

Average remaining life of investment and
 mortgage-backed securities......................            17.19 Years                     18.49 Years

Other interest-earning assets:
     Federal funds sold..........................          3,478          85.37              ---             ---
     Interest-bearing deposits with banks.......             596          14.63            7,545          100.00
                                                  ---------------   ------------   --------------    -----------
     Total other interest earnings investments... $        4,074         100.00%   $       7,545          100.00%
                                                  ===============   ===========    ==============    ===========

         The Bank's investment securities portfolio at March 31, 2006, contained no securities of any issuer with an aggregate book value in excess of 10% of the Bank's retained earnings, excluding those issued by the U.S. government, or its agencies.

         First Robinson's investments, including the mortgage-backed securities portfolio, are managed in accordance with a written investment policy adopted by the Board of Directors.

         OCC guidelines, as well as those of the other federal banking regulators, regarding investment portfolio policy and accounting require banks to categorize securities and certain other assets as held for "investment," "sale," or "trading." In addition, the Bank has adopted SFAS 115 which states that securities available for sale are accounted for at fair value and securities which management has the intent and the Bank has the ability to hold to maturity are accounted for on an amortized cost basis. The Bank's investment policy has strategies for each type of security. At March 31, 2006, the Bank classified $30.5 million of its investments as available for sale.

         MORTGAGE-BACKED SECURITIES. The Bank invests primarily in federal agency obligations. At March 31, 2006, the Bank's investment in mortgage-backed securities totaled $24.2 million or 22.1% of its total assets. All of the mortgage-backed securities are classified as available for sale. At March 31, 2006, the Bank did not have a trading portfolio.

         The following table sets forth the maturities of the Bank's mortgage-backed securities at March 31, 2006.


                                                                              Due in
                                           -----------------------------------------------------------------------------
                                                1 Year         1 to         5 to 10        10 Years
                                               or Less        5 Years        Years         or More         Total
                                           -----------------------------------------------------------------------------
Federal Home Loan Mortgage Corporation      $          102   $      651   $      1,740   $      6,710   $      9,203
   Weighted Average Rate...................           5.00%        4.00%          4.67%          4.35%          4.39%

Federal National Mortgage Company..........            ---          ---            197         12,311         12,508
   Weighted Average Rate...................            ---%         ---%          6.49%          4.70%          4.73%

Government National Mortgage Company.......            ---          ---            ---          2,495          2,495
   Weighted Average Rate...................            ---%         ---%           ---%          4.62%          4.62%

       Total............................... $          102   $      651   $      1,937   $     21,516   $     24,206
   Weighted Average Rate...................           5.00%        4.00%          4.86%          4.58%          4.59%


SOURCES OF FUNDS

         GENERAL. The Bank's primary sources of funds are deposits, receipt of principal and interest on loans and securities, interest earned on deposits with other banks, and other funds provided from operations.

         The Bank has used FHLB advances to support lending activities and to assist in the Bank's asset/liability management strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset\Liability Management." At March 31, 2006, the Bank had no FHLB advances and $3.9 million in FHLB Letters of Credit pledged to secure public unit deposits. The Bank also had a credit enhancement reserve of $1.1 million established with the FHLB for participation in the MPF program. The FHLB Letters of Credit and the MPF credit enhancement reserve reduce the amount available to borrow from the FHLB of Chicago to $18.7 million. The Bank could also borrow up to $5.0 million from a correspondent bank located in Springfield, Illinois. The Bank has also established borrowing capabilities with the Federal Reserve Bank of St. Louis. See Notes 8 and 9 of Notes to Consolidated Financial Statements.

         At March 31, 2006, the Bank had $10.8 million in repurchase agreements. See Note 7 of Notes to Consolidated Financial Statements.

         DEPOSITS. The Bank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of passbook, money market deposit, IRA accounts, and certificate accounts. The certificate accounts currently range in terms from 90 days to five years. The Bank also offers a variable rate certificate for children. The certificate matures on the child's 18th birthday. The Bank has a significant amount of deposits that will mature within one year. However, management expects that virtually all of the deposits will be renewed.

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

         The Bank remains susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The Bank endeavors to manage the pricing of its deposits in keeping with its profitability objectives giving consideration to its asset/liability management. The ability of the Bank to attract and maintain deposit accounts and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

         The following table sets forth the deposit flows at the Bank during the periods indicated.

                                                                                 Year Ended
                                                                                  March 31,
                                                                      ---------------------------------
                                                                            2006              2005
                                                                      ----------------    -------------
                                                                           (Dollars in thousands)
Opening balance...............................................        $         88,968    $      86,185
Deposits......................................................                 765,307          659,435
Withdrawals...................................................                (769,171)        (657,553)
Interest credited.............................................                   1,098              901
                                                                      ----------------    -------------

Ending balance................................................                  86,202           88,968
                                                                      ----------------    -------------

Net (decrease) increase.......................................        $         (2,766)   $       2,783
                                                                      ================    =============

Percent (decrease) increase...................................                   (3.11)%           3.23%
                                                                      ================    =============

         The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Bank for the periods indicated.

                                                                                    March 31,
                                                        ------------------------------------------------------------------

                                                                     2006                              2005
                                                        ------------------------------    --------------------------------
                                                                           Percent                             Percent
                                                            Amount        of Total            Amount          of Total
                                                        --------------   -------------    ---------------    -------------
                                                                              (Dollars in thousands)

TRANSACTIONS AND SAVINGS DEPOSITS:
---------------------------------

Non-interest bearing demand 0.00%..................     $      12,656           14.68%    $       10,982            12.34%
Passbook and Money Market Accounts (1.65%).........            25,655           29.76             26,266            29.52
NOW Accounts (1.15%)...............................            17,007           19.73             18,467            20.76
                                                        -------------    ------------     --------------     ------------

Total non-certificates.............................            55,318           64.17             55,715            62.62
                                                        -------------    ------------     --------------     ------------

CERTIFICATES:
------------
1.00 - 1.99%.......................................     $         363            0.42%    $        6,261             7.04%
2.00 - 3.99%.......................................            20,308           23.56             22,599            25.40
4.00 - 5.99%.......................................            10,085           11.70              4,353             4.89
6.00 - 7.99%.......................................               128            0.15                 40             0.05
                                                        -------------    ------------     --------------     ------------

Total certificates.................................            30,884           35.83             33,253            37.38
                                                        -------------    ------------     --------------     ------------
Total deposits.....................................     $      86,202          100.00%    $       88,968           100.00%
                                                        =============    ============     ===============    ============

         The following table shows rate and maturity information for the Bank's certificates of deposit as of March 31, 2006.

                                                                                                                      Weighted
                                         1.00-        2.00-       4.00-        6.00-                     Percent       Average
                                         1.99%        3.99%       5.99%        7.99%        Total        of Total       Rate
                                       --------    ---------   ---------     --------     ---------     ----------    ---------
                                                                        (Dollars in thousands)
Certificate accounts maturing
IN QUARTER ENDING:
June 30, 2006.......................   $    309    $   6,071   $   1,413     $    ---     $   7,793        25.23%        3.50%
September 30, 2006..................         30        4,185       1,821          ---         6,036        19.54         3.56
December 31, 2006...................          5        2,589         501            1         3,096        10.03         3.43
March 31, 2007......................        ---        3,070       1,194            2         4,266        13.81         3.59
June 30, 2007.......................        ---        1,236         104          ---         1,340         4.34         3.38
September 30, 2007..................        ---        1,154       1,272          ---         2,426         7.86         3.89
December 31, 2007...................        ---          393         142          ---           535         1.73         3.59
March 31, 2008......................        ---          465         142            1           608         1.97         3.48
June 30, 2008.......................        ---          407          32          ---           439         1.42         3.43
September 30, 2008..................        ---          125       1,055          ---         1,180         3.82         4.21
December 31, 2008...................        ---          334         920           20         1,274         4.13         4.13
March 31, 2009......................        ---          279         342            3           624         2.02         4.13
Thereafter..........................         19          ---       1,147          101         1,267         4.10         4.84
                                       --------    ---------   ---------     --------     ---------     ---------     -------

Total...............................   $    363    $  20,308   $  10,085     $    128     $  30,884       100.00%        3.66%
                                       ========    =========   =========     ========     =========     ========      -------

Percent of total....................       1.18%       65.76%      32.65%        0.41%       100.00%
                                       ========    =========   =========     ========     =========


         The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of March 31, 2006.

                                                                                            Maturity
                                                                              Over            Over
                                                              3 Months       3 to 6         6 to 12         Over
                                                               or Less       Months          Months       12 months       Total
                                                            ------------- -------------- -------------- ------------- --------------
Certificates of deposit less than $100,000...............   $       4,646 $       4,206  $        5,836 $       7,523 $       22,211

Certificates of deposit of $100,000 or more..............           1,028           859           1,378         2,170          5,435

Public funds of $100,000 or more (1).....................           2,119           971             148           ---          3,238
                                                            ------------- -------------- -------------- ------------- --------------

Total certificates of deposit............................   $       7,793 $       6,036  $        7,362 $       9,693 $       30,884
                                                            ------------- -------------- -------------- ------------- --------------

-------
(1)      Deposits from governmental and other public entities.

SUBSIDIARY ACTIVITIES

         As a national bank, the Bank is able to invest unlimited amounts in subsidiaries that are engaged in activities in which the parent bank may engage. In addition, a national bank may invest limited amounts in subsidiaries that provide banking services, such as data processing, to other financial institutions. At March 31, 2006, the Bank had no subsidiaries.

COMPETITION

         The Bank faces strong competition, both in originating real estate, commercial and consumer loans and in attracting deposits. Competition in originating loans comes primarily from commercial banks and a credit union located in the Bank's market area. Commercial banks provide vigorous competition in consumer lending. The Bank competes for real estate and other loans principally on the basis of the quality of services it provides to borrowers, the interest rates and loan processing fees it charges, and the types of loans it originates. See "-- Lending Activities."

         The Bank attracts all of its deposits through its retail banking office. Therefore, competition for those deposits is principally from retail brokerage offices, commercial banks and a credit union located in the community. The Bank competes for these deposits by offering a variety of account alternatives at competitive rates and by providing convenient business hours.

         The Bank primarily serves Crawford County, Illinois. There are five commercial banks and one credit union, other than the Bank, which compete for deposits and loans in the Bank's market area.

                                   REGULATION

GENERAL

         The Company is a registered bank holding company, subject to broad federal regulation and oversight by the Federal Reserve Board ("FRB"). The Bank is a national bank, the deposits of which are federally insured and backed by the full faith and credit of the U.S. Government. Accordingly, the Bank is subject to broad federal regulation and oversight extending to all its operations by the OCC, the Federal Deposit Insurance Corporation ("FDIC") and the FRB. The Bank is also a member of the FHLB of Chicago. The Bank is a member of the Deposit Insurance Fund (the "DIF") and the deposits of the Bank are insured by the FDIC. The DIF, was created on March 31, 2006 with the merger of the Bank Insurance Fund and Savings Association Insurance Fund, pursuant to the Federal Deposit Insurance Reform Act of 2005 (the "FDIRA"), discussed in further detail below.

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

         The Bank's loans to one borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation -- Federal Regulation of National Banks." However, the Bank has been approved by the OCC to participate in a pilot lending program to exceed the 15% lending limit under certain exceptions. The Bank may lend up to 25% of its unimpaired capital and surplus to one borrower for loans secured by one-to-four family residential real estate, loans secured by small businesses or small farm loans. The total outstanding amount of the Bank's loans or extensions of credit made to all of its borrowers under the special limits of this program may not exceed 100% of the Bank's unimpaired capital and surplus. All loans to affiliates and their related interests are not eligible for this program. At March 31, 2006, the maximum amount which the Bank could have lent under this program to any one borrower and the borrowers related interests was approximately $3.0 million. At March 31, 2006, the Bank had no loans or groups of loans to related borrowers with outstanding balances. The Bank's five largest lending relationships at March 31, 2006 totaled $12.7 million in the aggregate and were performing in accordance with their terms. Of this amount, $4.5 million was participated to other lenders.

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

RECENT LEGISLATION

         USA PATRIOT ACT OF 2001. In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C., which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. The Patriot Act was renewed on March 9, 2006, and all but two of the provisions (one dealing with business and library records and one dealing with wiretaps) became permanent statutory requirements.

         THE SARBANES-OXLEY ACT. While not a banking law per se, the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), implements a broad range of corporate governance and accounting measures for public companies (including publicly-held bank holding companies such as the Registrant) designed to promote honesty and transparency in corporate America. Sarbanes-Oxley's principal provisions, many of which have been interpreted through regulations, provide for and include, among other things: (i) the creation of an independent accounting oversight board; (ii) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements; (iv) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (v) an increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the Company's independent auditors; (vi) requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer; (vii) requirements that companies disclose whether at least one member of the audit committee is a `financial expert' (as such term is defined by the SEC) and if not discussed, why the audit committee does not have a financial expert; (viii) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;
(ix) a general prohibition on personal loans to directors and officers, except for certain loans made by subsidiary insured financial institutions such as the Bank on non-preferential terms and in compliance with other bank regulatory requirements; (x) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; (xi) requirements that management assess the effectiveness of internal control over financial reporting and the Company's Independent Registered Public Accounting Firm attest to the assessment; and (xii) a range of enhanced penalties for fraud and other violations.

         It is anticipated that these and other requirements of Sarbanes-Oxley will increase the Company's cost of doing business both in terms of the time and energy that its board, committees and executives will have to expend, as well as in hard dollars, although no prediction can be made at this time of how extensive the increased costs will be.

FEDERAL DEPOSIT INSURANCE REFORM ACT OF 2005. The FDIRA, signed into law on February 8, 2006, amended current laws regarding the federal deposit insurance system. Pursuant to the FDIRA, the FDIC merged the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") into one deposit insurance fund, the DIF, on March 31, 2006. The new legislation also abolishes the prior minimum 1.25% reserve ratio and the mandatory assessments when the ratio falls below 1.25%. Under the FDIRA, the FDIC, at the beginning of each year, has the flexibility to adjust the DIF's reserve ratio between 1.15% and 1.50% depending upon a variety of factors, including projected losses, economic considerations and assessment rates.

Deposit insurance coverage limits are raised under the FDIRA from $100,000 to $250,000 for certain types of Individual Retirement Accounts, 401(k) plans and other retirement savings accounts (including Keough accounts and "457" plan accounts, among others). The current $100,000 limit continues to apply to individual accounts and municipal deposits; however, Congress included in the FDIRA the authority for the FDIC to review all levels of insurance coverage after March 31, 2010, and index such insurance coverage to inflation. Additionally, the FDIRA states that undercapitalized financial institutions cannot accept employee benefit plan deposits.

Certain one-time deposit premium assessment credits are also authorized under the FDIRA, and regulations related to the apportionment of such credits have recently been issued by the FDIC. To date, however, the credit program has not been finalized and the credits will not be rebated but instead may be applied against premiums at any time, subject to limited exceptions.

The Act also provides that the FDIC must promulgate final regulations implementing the FDIRA no later than 270 days after its enactment (e.g., November 5, 2006). Because such final regulations are not yet in place, it is difficult to predict the effect, if any, such regulations will have on our banking operations.

INSURANCE OF ACCOUNTS AND REGULATION BY THE FDIC

         The Bank is a member of the DIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any

FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against banks after giving the OCC an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums, which, pursuant to the FDIRA, must now be assessed annually on all banks and savings institutions, are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a Tier 1 capital ratio of at least 5%, a ratio of Tier 1 capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy, pay the lowest premium, while institutions that are less than adequately capitalized (i.e., Tier 1 or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period. The FDIRA authorizes the FDIC to revise its current risk-based system, subject to public notice and comment, although no deadline was given by Congress for the creation or implementation of such regulations.

         DIF-insured institutions are required to pay a Financing Corporation
(FICO) assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the quarter ended December 31, 2005, the FICO assessment was equal to 1.34 basis points for each $100 in domestic deposits. The first quarter rate for 2006 was 1.32 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019.

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

FEDERAL RESERVE SYSTEM

         The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At March 31, 2006, the Bank had $157,000 in FRB stock, which was in compliance with these reserve requirements.

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

         The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the FRB includes, among other things, operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and U.S. Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers. Other than as described herein or as presently conducted by the Bank, the Company has no present plans to engage in any of these activities.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Chicago. At March 31, 2006, the Bank had $674,000 in FHLB stock, which was in compliance with this requirement. In the past year, the Bank has received dividends on its FHLB stock.

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

         On March 15, 2006, the FHLB published for comment a proposal that would
(i) establish a minimum retained earnings requirement for each Federal Home Loan Bank, (ii) limit the amount of excess stock that a Bank could have outstanding, and (iii) impose new restrictions on the timing and form of dividend payment. Due to the fact that the regulation is merely in the proposal stage, it is not certain as to how or if the proposal will impact future FHLB dividend payments to the Company. If adopted, however, dividends paid to us by the FHLB could be reduced, thereby negatively impacting the Bank's earnings.

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

COMPETITION

         The Bank faces strong competition, both in originating real estate, commercial and consumer loans and in attracting deposits. Competition in originating loans comes primarily from commercial banks and the credit union located in the Bank's market area. Commercial banks and the credit union provide vigorous competition in consumer lending. The Bank competes for real estate and other loans principally on the basis of the quality of services it provides to borrowers, the interest rates and loan processing fees it charges, and the types of loans it originates. See "-- Lending Activities."

         The Bank attracts all of its deposits through its retail banking offices. Therefore, competition for those deposits is principally from retail brokerage offices, commercial banks and a credit union located in the community. The Bank competes for these deposits by offering a variety of account alternatives at competitive rates and by providing convenient business hours.

         The Bank primarily serves Crawford County, Illinois and surrounding counties. There are five commercial banks and one credit union, other than the Bank, which compete for deposits and loans in the Bank's primary market area.

EMPLOYEES

         At March 31, 2006, the Company and the Bank had a total of 40 full-time and five part-time employees. The Company's and the Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

RECENT ACCOUNTING PRONOUNCEMENTS

         FASB Staff Position on FAS No. 115-1 and FAS No. 124-1 ("the FSP"), "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," was issued in November 2005 and addresses the determination of when an investment is considered impaired; whether the impairment is other-than-temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging Issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The initial adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

         In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-based Compensation, that sets accounting requirements for "share-based" compensation to employees. This statement will require the Company to recognize in the income statement the grant-date fair value of the stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. This Statement is effective on January 1, 2006. The unvested stock options that are outstanding on the effective date of SFAS No. 123R that were previously included as part of the net income in Note 1 of the Company's financial statements will be charged to expense over the remaining vesting period, without any changes in measurement. The Company will adopt this Standard under the modified prospective method of application. Under that method, the Company will recognize compensation costs for new grants of share-based awards, awards modified after the effective date, and the remaining portion of the unvested awards at the adoption date. The adoption of SFAS No. 123R will not have an impact on the Company's results of operations, financial position or cash flows as all stock options were vested as of September 1, 2005.

ITEM 2    DESCRIPTION OF PROPERTY

         The Bank conducts its business through its main office and three branch offices, which are located in Crawford County, Illinois. The Bank owns its main office and branch offices. The total net book value of the Bank's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at March 31, 2006 was approximately $2.6 million. The following table sets forth information relating to the Bank's offices as of March 31, 2006.

                                                Total        Net Book Value of
                                              Approximate      Buildings and
                                  Date          Square        Improvements at
           Location             Acquired       Footage         March 31, 2006
--------------------------------------------------------------------------------

Main Office:
  501 East Main Street            1985          12,420          $1.5 million
  Robinson, Illinois

Branch Offices:
  119 East Grand Prairie          1995          1,800             302,000
  Palestine, Illinois

  102 West Main Street            1995          2,260             106,000
  Oblong, Illinois

  Outer East Main Street          1997          1,000             163,000
  Oblong, Illinois

         The Company and the Bank believe that current facilities are adequate to meet the present and foreseeable needs and are adequately covered by insurance. See Note 4 of Notes to Consolidated Financial Statements.

ITEM 3   LEGAL PROCEEDINGS

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

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, for the year ended March 31, 2006.

                                     PART II

ITEM 5 MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         Pages 51 and 52 of the attached 2006 Annual Report to Stockholders are incorporated herein by reference.

         The following table provides information about purchases by the Company for the quarter ended March 31, 2006 regarding the Company's common stock.

PURCHASES OF EQUITY SECURITIES BY COMPANY(1)(2)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Maximum Number
                                                                                   Total Number             of Shares that
                                                                                of Shares Purchased           May Yet Be
                                      Total Number                                  as Part of             Purchased Under
                                       of Shares           Average Price        Publicly Announced           the Plans or
             Period                    Purchased          Paid per Share         Plans or Programs             Programs
--------------------------------------------------------------------------------------------------------------------------------
1/1/2006 - 1/31/2006                      ---                   ---                     ---                     25,000
--------------------------------------------------------------------------------------------------------------------------------
2/1/2006 - 2/28/2006                     9,216                $25.21                   8,663                    16,337
--------------------------------------------------------------------------------------------------------------------------------
3/1/2006- 3/31/2006                       ---                   ---                     ---                     16,337
--------------------------------------------------------------------------------------------------------------------------------
Total                                    9,216                $25.21                   8,663                    16,337
--------------------------------------------------------------------------------------------------------------------------------

(1) On January 17, 2006, the Board of Directors of First Robinson Financial Corporation approved a repurchase program of its equity stock. The Company may repurchase up to 25,000 shares of the Company's common stock from time to time, in the open market, when deemed appropriate by management. The program approved January 17, 2006 will expire on December 31, 2006 or when 25,000 of the Company's outstanding shares are purchased. As of March 31, 2006, the number of shares held in Treasury were 354,344.
(2) The trustees of the First Robinson Savings & Loan Directors' Retirement Plan purchased 553 shares of the Company's common stock. The stock is allocated to the Directors' accounts and will be distributed upon retirement.


ITEM 6. .MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Pages 5 through 20 of the attached 2006 Annual Report to Stockholders are incorporated herein by reference.

ITEM 7... FINANCIAL STATEMENTS

         The following information appearing in the Company's Annual Report to Stockholders for the year ended March 31, 2006, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.

                                                                      Pages in
                                                                       Annual
ANNUAL REPORT SECTION                                                  REPORT

Report of Independent Registered Public Accounting Firm                  21
Consolidated Balance Sheets for the                                      22
   Fiscal Years Ended March 31, 2006 and 2005
Consolidated Statements of Income for the                                23
   Years Ended March 31, 2006 and 2005
Consolidated Statements of Stockholders' Equity for                    24-25
   Years Ended March 31, 2006 and 2005
Consolidated Statements of Cash Flows for the                          26-27
   Years Ended March 31, 2006 and 2005
Notes to Consolidated Financial Statements                             28-50


         With the exception of the aforementioned information, the Company's Annual Report to Stockholders for the year ended March 31, 2006, is not deemed filed as part of this Annual Report on Form 10-KSB.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A  CONTROLS AND PROCEDURES

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

         Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. We will begin the process of evaluating, documenting and testing our system of internal control over financial reporting to provide the basis for our report that we anticipate, for the first time, will be a required part of our annual report on Form 10-KSB for the fiscal year ending March 31, 2008. Due to the ongoing evaluation and testing of our internal controls, there can be no assurance that if any control deficiencies are identified they will be corrected before the end of the 2008 fiscal year, or that there may not be significant deficiencies or material weaknesses that would be required to be reported. In addition, we expect the evaluation process and any required remediation, if applicable, to increase our accounting, legal and other costs and divert management resources from core business operations.

ITEM 8B  OTHER INFORMATION

         Not applicable.

                                    PART III

ITEM 9    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 27, 2006, a copy of which was filed with the Securities and Exchange Commission (the "SEC") on June 23, 2006.

EXECUTIVE OFFICERS

         Information concerning Executive Officers of the Company and the Bank is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 27, 2006, a copy of which was filed with the SEC on June 23, 2006.

COMPLIANCE WITH SECTION 16(A)

         Information concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 27, 2006, a copy of which was filed with the SEC on June 23, 2006.

ITEM 10  EXECUTIVE COMPENSATION

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 27, 2006, a copy of which was filed with the SEC on June 23, 2006.

ITEM 11..SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

         The following table provides information as of March 31, 2006 related to our equity compensation plans in effect at that time.

                                        EQUITY COMPENSATION PLAN INFORMATION
----------------------------------------------------------------------------------------------------------------------
                                         NUMBER OF                WEIGHTED-AVERAGE           NUMBER OF SECURITIES
                                        SECURITIES                 EXERCISE PRICE             REMAINING AVAILABLE
                                       TO BE ISSUED                      OF                   FOR FUTURE ISSUANCE
                                       UPON EXERCISE                 OUTSTANDING                 UNDER EQUITY
                                             OF                       OPTIONS,                COMPENSATION PLANS
                                   OUTSTANDING OPTIONS,             WARRANTS AND             (EXCLUDING SECURITIES
                                    WARRANTS AND RIGHTS                 RIGHTS               REFLECTED IN COLUMN)
        PLAN CATEGORY                       (A)                          (B)                          (A)
------------------------------- ---------------------------- ---------------------------- ----------------------------
     EQUITY COMPENSATION
             PLANS                        29,447                       $17.25                       13,583
         APPROVED BY
       SECURITY HOLDERS


         The Company does not maintain any equity compensation plans that have not been approved by security holders.

         Additional information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 27, 2006, a copy of which was filed with the SEC on June 23, 2006.

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 27, 2006, a copy of which was filed with the SEC on June 23, 2006.

ITEM 13..EXHIBITS

         (a)      Exhibits

                                                                                      REFERENCE TO
                                                                                    PRIOR FILING OR
     EXHIBIT                                                                         EXHIBIT NUMBER
      NUMBER                                 DOCUMENT                               ATTACHED HERETO
      3(i)          Certificate of Incorporation                                           *
      3(ii)         By-Laws                                                                *
      4             Instruments  defining  the  rights  of  security  holders,             *
                       including debentures
      10            Material Contracts                                                    None
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

---------
* Previously filed as exhibits to the Company's Registration Statement on Form S-1 filed with the SEC on March 19, 1997 (File No. 333-23625). All of such previously filed exhibits are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information concerning principal accountant fees and services is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 27, 2006, a copy of which was filed with the SEC on June 23, 2006.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      FIRST ROBINSON FINANCIAL CORPORATION

Date: June 28, 2006                   By:     /S/ RICK L. CATT
                                              ----------------
                                                Rick L. Catt, Director,
                                                President and Chief Executive
                                                Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 By:         /S/ RICK L. CATT                                      By:      /S/ JAMIE E. MCREYNOLDS
             ------------------------------------                           -----------------------
             Rick L. Catt,                                                  Jamie E. McReynolds,
             Director,   President  and  Chief  Executive                   Vice President,  Chief Financial  Officer and
             Officer  (PRINCIPAL  EXECUTIVE AND OPERATING                   Secretary
             OFFICER) (CHIEF FINANCIAL AND ACCOUNTING OFFICER)

 Date:       JUNE 28, 2006                                         Date:    JUNE 28, 2006
             -------------                                                  -------------

 By:         /S/ SCOTT F. PULLIAM                                  By:      /S/ J. DOUGLAS GOODWINE
             ------------------------------------                           -----------------------
             Scott F. Pulliam,                                              J. Douglas Goodwine,
             Director                                                       Director

 Date:       JUNE 28, 2006                                         Date:    JUNE 28, 2006
             -------------                                                  -------------

 By:         /S/ ROBIN E. GUYER                                    By:      /S/ STEVEN E. NEELEY
             ------------------------------------                           --------------------
             Robin E. Guyer,                                                Steven E. Neeley,
             Director                                                       Director

 Date:       JUNE 28, 2006                                         Date:    JUNE 28, 2006
             -------------                                                  -------------

 By:         /S/ WILLIAM K. THOMAS                                 By:      /S/ DONALD K. INBODEN
             ------------------------------------                           ---------------------
             William K. Thomas,                                             Donald K. Inboden,
             Director                                                       Director

 Date:       JUNE  28, 2006                                        Date:    JUNE  28, 2006
             --------------                                                 --------------

                                       46