Form 10QSB
period 2006-06-30
FIRST ROBINSON FINANCIAL CORP
filed 2006-08-14
CIK 1035991

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2006
                                                 -------------



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

                            YES [X]     NO [ ]


Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                            YES [ ]     NO [X]


As of August 10, 2006, the Issuer had 494,365 shares of Common Stock, par value $0.01, issued and outstanding.




Transitional Small Business Disclosure Format (check one):
                            YES [ ]     NO [X]

                      FIRST ROBINSON FINANCIAL CORPORATION

                              Index to Form 10-QSB


PART 1. FINANCIAL INFORMATION                                               PAGE

   Item 1. Financial Statements

      Condensed Consolidated Balance Sheets as of June 30, 2006
         And March 31, 2006                                                   3

      Condensed Consolidated Statements of Income for the Quarters Ended
         June 30, 2006 and June 30, 2005                                      4

      Condensed Consolidated Statements of Cash Flows for the Quarters
         Ended June 30, 2006 and June 30, 2005                                6

      Notes to Condensed Consolidated Financial Statements                    8

   Item 2. Management's Discussion and Analysis or Plan of Operations        12


   Item 3. Controls and Procedures                                           23



PART II OTHER INFORMATION

   Item 1.   Legal Proceedings                                               24

   Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds     24

   Item 3.   Defaults Upon Senior Securities                                 24

   Item 4.   Submission of Matters to a Vote of Security-Holders             24

   Item 5.   Other Information                                               24

   Item 6.   Exhibits                                                        24


        SIGNATURES                                                           25


        CERTIFICATIONS                                                       26

Item 1:
                      FIRST ROBINSON FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                      (Unaudited)
                                                                                     June 30, 2006     March 31, 2006
                                                                                     --------------    --------------

                                     ASSETS
Cash and cash equivalents                                                            $        9,165    $        7,389
Available-for-sale securities                                                                30,542            30,535
Loans, net of allowance for loan losses of $760 and $753
   at June 30, 2006 and March 31, 2006, respectively                                         66,135            65,506
Federal Reserve and Federal Home Loan Bank stock                                                809               831
Premises and equipment, net                                                                   2,584             2,640
Foreclosed assets held for sale, net                                                             --                11
Interest receivable                                                                             570               645
Deferred income taxes                                                                           428               241
Cash surrender value of life insurance                                                        1,302             1,290
Other assets                                                                                    454               340
                                                                                     --------------    --------------

   Total Assets                                                                      $      111,989    $      109,428
                                                                                     ==============    ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                     86,172            86,202
Other borrowings                                                                             13,581            10,774
Advances from borrowers for taxes and insurance                                                  39               126
Accrued income taxes                                                                            307               168
Interest payable                                                                                158               156
Other liabilities                                                                               594               586
                                                                                     --------------    --------------
   Total Liabilities                                                                        100,851            98,012
                                                                                     --------------    --------------

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.01 par value; authorized 500,000 shares,
   no shares issued and outstanding
Common stock, $ .01 par value; authorized 2,000,000 shares; 859,625 shares issued;
  outstanding June 30, 2006- 496,250 shares; March 31, 2006 - 498,050 shares                      9                 9
Additional paid-in capital                                                                    8,354             8,722
Retained earnings                                                                             8,921             8,878
Unearned RRP shares                                                                              --              (125)
Unearned ESOP                                                                                   (27)              (41)
Unearned incentive compensation                                                                  --              (262)
Treasury stock, at cost
  Common: June 30, 2006 - 356,144 shares; March 31, 2006 - 354,344 shares                    (5,468)           (5,414)
Accumulated other comprehensive income                                                         (651)             (351)
                                                                                     --------------    --------------
   Total Stockholders' Equity                                                                11,138            11,416
                                                                                     --------------    --------------

   Total Liabilities and Stockholders' Equity                                        $      111,989    $      109,428
                                                                                     ==============    ==============

See Notes to Condensed Consolidated Financial Statements.

                      FIRST ROBINSON FINANCIAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  For the Quarters Ended June 30, 2006 and 2005
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                      2006         2005
                                                                   ----------   ----------
  Interest and Dividend Income:
   Loans                                                           $    1,214   $    1,105
   Securities:
      Taxable                                                             363          324
      Tax-exempt                                                           24           18
   Dividends on Federal Reserve and Federal Home Loan Bank stock            7           11
                                                                   ----------   ----------

      Total Interest and Dividend Income                                1,608        1,458
                                                                   ----------   ----------

  Interest Expense:
   Deposits                                                               454          339
Federal Home Loan Bank advances                                            --           16
Other borrowings                                                           98           44
                                                                   ----------   ----------

     Total Interest Expense                                               552          399
                                                                   ----------   ----------

      Net Interest Income                                               1,056        1,059

  Provision for Loan Losses                                                15           45
                                                                   ----------   ----------

     Net Interest Income After Provision for Loan Losses                1,041        1,014
                                                                   ----------   ----------

  Non-Interest Income:
   Charges and fees on deposit accounts                                   188          185
   Charges and other fees on loans                                          6            5
   Net gain on sale of loans                                               27           16
   Net gain on sale of foreclosed assets                                   --            5
   Other                                                                   70           65
                                                                   ----------   ----------

     Total Non-Interest Income                                            291          276
                                                                   ----------   ----------

  Non-Interest Expense:
   Compensation and employee benefits                                     463          525
   Occupancy and equipment                                                134          131
   Foreclosed property expense                                             --            1
   Data Processing                                                         48           42
   Audit, legal and other professional                                     34           46
   Advertising                                                             30           30
   Telephone and postage                                                   23           20
   Net loss on sale of foreclosed assets                                    2           --
   Other                                                                  132          127
                                                                   ----------   ----------

    Total Non-Interest Expenses                                           866          922
                                                                   ----------   ----------

See Notes to Condensed Consolidated Financial Statements.

                      FIRST ROBINSON FINANCIAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  For the Quarters Ended June 30, 2006 and 2005
                      (In thousands, except per share data)
                                   (Unaudited)

                                                          2006          2005
                                                       ----------    ----------

Income before income tax                                      466           368

  Provision for income taxes                                  150           100
                                                       ----------    ----------

      Net Income                                       $      316    $      268
                                                       ==========    ==========

  Basic Earnings Per Share                             $     0.66    $     0.53
  Diluted Earnings Per Share                           $     0.63    $     0.51



Comprehensive Income
--------------------

Net Income                                             $      316    $      268
                                                       ----------    ----------

Other Comprehensive Income (Loss):

  Unrealized gains (losses) on securities                    (480)          191

  Related tax effects                                         180           (72)
                                                       ----------    ----------

  Other Comprehensive Income (Loss)                          (300)          119
                                                       ----------    ----------

Comprehensive Income (Loss)                            $       16    $      387
                                                       ==========    ==========


See Notes to Condensed Consolidated Financial Statements.

                      FIRST ROBINSON FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Quarters Ended June 30, 2006 and June 30, 2005
                                 (In thousands)
                                   (Unaudited)

                                                              2006          2005
                                                           ----------    ----------
Cash flows from operating activities:
   Net income                                              $      316    $      268
   Items not requiring (providing) cash
     Depreciation and amortization                                 65            62
     Provision for loan losses                                     15            45
     Amortization of premiums and discounts on securities          (1)           12
     Amortization of loan servicing rights                          9             7
     Compensation related to ESOP                                  34            35
     Compensation related to the exercise of options               --            61
     Deferred income taxes                                         (7)           56
     Federal Home Loan Bank Stock dividends                        --            (8)
     Originations of mortgage loans held for sale              (1,355)         (666)
     Proceeds from the sale of mortgage loans                   1,382           682
     Net gain on loans sold                                       (27)          (16)
     Net (gain) loss on sale of foreclosed property                 2            (5)
   Changes in:
     Interest receivable                                           75            54
     Cash surrender value of life insurance                       (12)          (11)
     Other assets                                                (123)           (4)
     Accrued income taxes                                         139            44
     Interest payable                                               2            10
     Other liabilities                                              8           (25)
                                                           ----------    ----------

     Net cash provided by operating activities                    522           601
                                                           ----------    ----------


Cash flows from investing activities:
   Purchase of securities available for sale                   (1,858)       (2,577)
   Repayment of principal on mortgage-backed securities         1,372         1,230
   Proceeds from sale of FHLB stock                                22            --
   Net change in loans                                           (644)          829
   Proceeds from sale of foreclosed assets                          9            19
   Purchase of premises and equipment                              (9)          (61)
                                                           ----------    ----------

     Net cash used in investing activities                     (1,108)         (560)
                                                           ----------    ----------

See Notes to Condensed Consolidated Financial Statements.

                      FIRST ROBINSON FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For The Quarters Ended June 30, 2006 and 2005
                                 (In thousands)
                                   (Unaudited)

                                                                                  2006          2005
                                                                               ----------    ----------
Cash flows from financing activities:
  Net decrease in deposits                                                     $      (30)   $   (1,617)
  Advances from Federal Home Loan Bank                                                 --         5,300
  Repayment of FHLB advances                                                           --        (5,300)
  Proceeds from other borrowings                                                   32,531        21,677
  Repayment of other borrowings                                                   (29,724)      (24,088)
  Proceeds from federal funds purchased                                             4,200            --
  Repayment of federal funds purchased                                             (4,200)           --
  Purchase of incentive plan shares                                                    (9)           (8)
  Proceeds received from exercise of stock options                                     25            --
  Purchase of treasury stock                                                          (71)         (187)
  Dividends paid                                                                     (273)         (263)
  Net increase (decrease) in advances from borrowers for taxes and insurance          (87)           49
                                                                               ----------    ----------


    Net cash  provided by (used in) financing activities                            2,362        (4,437)
                                                                               ----------    ----------

Increase (decrease) in cash and cash equivalents                                    1,776        (4,396)

Cash and cash equivalents at beginning of period                                    7,389         8,848
                                                                               ----------    ----------

Cash and cash equivalents at end of period                                     $    9,165    $    4,452
                                                                               ==========    ==========


Supplemental Cash Flows Information

    Interest paid                                                              $      551    $      389

    Income taxes paid (net of refunds)                                                 19            --

See Notes to Condensed Consolidated Financial Statements.

                      FIRST ROBINSON FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    Basis of Presentation
      ---------------------

The condensed consolidated financial statements include the accounts of First Robinson Financial Corporation (the "Company") and its wholly owned subsidiary, First Robinson Savings Bank, National Association (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management of the Company, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at June 30, 2006 and the results of its operations and cash flows for the three months ended June 30, 2006 and 2005. The results of operations for those months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

The Condensed Consolidated Balance Sheet of the Company, as of March 31, 2006, has been derived from the audited Consolidated Balance Sheet for the Company as of that date.


2.    Employee Stock Ownership Plan
      -----------------------------

In connection with the conversion to the stock form of ownership, the Board of Directors established an employee stock ownership plan (ESOP) for the exclusive benefit of participating employees. Employees age 21 or older who have completed one year of service are eligible to participate. Upon the issuance of the common stock, the ESOP acquired 68,770 shares of $0.01 par value common stock at the subscription price of $10.00 per share. The Bank makes contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. Dividends on the unallocated shares received by the ESOP are used to pay debt service. As the debt is repaid, shares are released from collateral and allocated to active employees. Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the condensed consolidated balance sheets. As shares are released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share calculations. Dividends on allocated shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt or accrued interest. ESOP compensation expense for the three months ended June 30, 2006 and 2005 were $34,000 and $35,000 respectively.


3.    Authorized Share Repurchase Program
      -----------------------------------

On January 17, 2006, the Board of Directors of First Robinson Financial Corporation approved a repurchase program of its equity stock. The announcement of the program was filed purusant to Form 8-K. The Company may repurchase up to 25,000 shares of the Company's common stock from time to time, in the open market, when deemed appropriate by management. The program approved January 17, 2006 will expire the ealier of December 31, 2006 or when 25,000 of the Company's outstanding shares are re-purchased. A total of 11,463 of the authorized 25,000 shares have been repurchased in the open market as of July 27, 2006.

                      FIRST ROBINSON FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.    Earnings Per Share
      ------------------

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to the increase in the average shares outstanding which would have resulted from the exercise of dilutive stock options. The components of basic and diluted earnings per share for the three months ended June 30, 2006 and 2005 were computed as follows (dollar amounts in thousands except per share data):

                                                               Weighted
                                                               Average       Per Share
                                                 Income        Shares          Amount
                                              ------------------------------------------
For the Quarter Ended June 30, 2006:

Basic Earnings per Share:
   Income available to common stockholders    $        316        478,244   $       0.66
                                                                            ============

Effect of Dilutive Securities:
  Unearned incentive plan shares                                   15,143
  Stock options                                                     8,897
                                                             ------------

Diluted Earnings per Share:
   Income available to common stockholders    $        316        502,284   $       0.63
                                              ============   ============   ============


For the Quarter Ended June 30, 2005:

Basic Earnings per Share:
   Income available to common stockholders    $        268        500,911   $       0.53
                                                                            ============

Effect of Dilutive Securities:
  Unearned incentive plan shares                                   14,315
  Stock options                                                     9,007
                                                             ------------

Diluted Earnings per Share:
   Income available for common stockholders   $        268        524,233   $       0.51
                                              ============   ============   ============

5.    Stock-based Compensation
      ------------------------

On July 29, 1998, the stockholders of the Company approved a Stock Option Plan ("SOP") and a Recognition and Retention Plan ("RRP"). Options and restricted shares were granted to directors, officers and employees at the fair value of the shares as of that date. The plans were for a period of ten (10) years with a five year vesting period for both plans from the date of the grant. Prior to April 1, 2006 the Company accounted for the Plan under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations Historically, stock-based employee compensation cost was not recognized until options were exercised. Through the fiscal year ending March 31, 2003, compensation expense was recognized for restricted shares awards ratably over the period of service, usually the restricted period, based on the fair value of the stock on the date of grant.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share Based Payment," which established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, and focuses primarily on accounting for transactions in which an entity

                      FIRST ROBINSON FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

obtains employee services. The SFAS requires a public entity to measure the cost of employee services received in exchange for its equity instruments based on the fair value at the grant date (with limited exceptions) and recognize that cost over the service period. This statement revises SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004). As a result of adopting SFAS No. 123R on April 1, 2006, the Company did not record any additional compensation expense, as no stock options had been granted in recent years and options granted were fully vested prior to adoption. However, on April 1, 2006, the Company reclassified $125,000 of unearned compensation related to previously recognized compensation for restricted share awards that had been vested as of that date to additional paid-in capital as these awards represent equity awards as defined in SFAS No. 123R. The following table illustrates the effect on net income earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 on stock-based employee compensation for the three months ended June 30, 2005. As all options previously granted are vested, there was no effect on net income for June 30, 2006.

                                                          Three Month Period
                                                       ------------------------

                                                          2006          2005
                                                       ----------    ----------
                                                            (In thousands)

Net income, as reported                                $      316    $      268

Add:  Stock-based employee compensation expense
   included in reported income, net of related tax
   effects                                                      2            42


Deduct:  Total stock-based
   employee compensation expense
   determined under fair value
   based method for all awards,
   net of related tax effects                                  (2)          (43)
                                                       ----------    ----------

   Pro forma net income                                $      316    $      267
                                                       ==========    ==========


Earnings per common share - basic:
   As reported                                         $     0.66    $     0.53

   Pro forma                                           $     0.66    $     0.53


Earnings per common share - diluted:
   As reported                                         $     0.63    $     0.51

   Pro forma                                           $     0.63    $     0.51

                      FIRST ROBINSON FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


6.    Recent Accounting Pronouncements
      --------------------------------

Generally accepted accounting principals are complex and require management to apply significant judgements to various accounting, reporting and disclosure matters. Management of the Company must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company's significant accounting policies, see "Notes to the Consolidated Financial Statements" in the Company's 2006 Annual Report. Certain policies are considered critical because they are highly dependent on subjective or complex judgements, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of the Company's Board of Directors. For a discussion of applying critical accounting policies, See "Significant Accounting Policies" in the Company's 2006 Annual Report.

In December 2004, The Financial Accounting Standards Board (FASB) issued its Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement 123R), which addresses the accounting for employee stock options. This Statement requires the Company to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. This Statement was effective for the Company on April 1, 2006. There was no effect to the Company for the period ended June 30, 2006, as all outstanding stock options were vested as of September 1, 2005.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 ("SFAS No. 156"), Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with deriatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. Statement No. 156 is effective as of the entity's first fiscal year beginning after September 15, 2006. Earlier adopotion is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements for any period of that fiscal year. The Company plans to adopt the statement on April 1, 2007 and is in the process of assessing the impact, if any, of the adoption of this statement on the financial results.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainity in Income Taxes -an Interpretation of FASB Statement 109, which provides guidance on the measurement, recognition and disclosure of tax positions taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, and disclosure. FIN 48 prescribes that a tax position should only be recognized if it is more-likely-than-not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this threshold is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The cumulative effect of applying the provisions of FIN 48 is to be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact, if any, that the adoption of this interpretation will have on its financial statements.

Item 2:
                      FIRST ROBINSON FINANCIAL CORPORATION
           Management's Discussion and Analysis or Plan of Operations


Forward-Looking Statements

When used in this filing and in future filings by First Robinson Financial Corporation (the "Company") with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, changes in accounting principles, policies, or guidelines, fluctuations in interest rates, demand for loans in the Company's market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected. References in this filing to "we", "us" , and "our" refer to the Company and/or the Bank, as the content requires.

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

General

The Company's principal business, through its operating subsidiary, First Robinson Savings Bank, National Association, (the "Bank") consists of accepting deposits from the general public and investing these funds primarily in loans, mortgage-backed securities and other securities. Loans consist primarily of loans secured by residential real estate located in our market area, consumer loans, commercial loans, and agricultural loans.

The Company's results of operations is dependent primarily on net interest income, which is the difference between interest earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is a function of "interest rate spread," which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. To a lesser extent, the results of operations are also affected by other income, and general, administrative and other expense, the provision for losses on loans and income tax expense. Other income consists primarily of service charges and gains (losses) on sales of loans. General, administrative and other expense consists primarily of salaries and employee benefits, occupancy and office expenses, advertising, data processing expenses and the costs associated with being a publicly held company.

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

Business Strategy

First Robinson Savings Bank, N.A. is a community-oriented, locally owned financial institution offering community-banking services to residents and businesses of Crawford County, Illinois, our primary market area. Periodically, the Board of Directors and

                      FIRST ROBINSON FINANCIAL CORPORATION
           Management's Discussion and Analysis or Plan of Operations

management meet to strategically plan for the future. We review and discuss both current and new products and services to determine their effect on our profitability and customer service. We also monitor any and all current events and economic trends in our local area that could materially impact the Bank's earnings. At the present time, the employment market has remained stable in Crawford County and we anticipate no events or economic trends that could negatively affect the Bank. The recent and foreseen rise in interest rates should have a positive affect on the Bank, as management will endeavor to slow the growth of deposit rates in comparison to loan rates.

The strategic plan identifies the most critical issue to our success as consistent earnings. Net earnings have remained relatively consistent. A positive factor in maintaining consistent earnings is the Bank's overall asset quality, which is strong. The Bank continues to offer fixed rate residential real estate mortgages through programs with the Federal Home Loan Bank of Chicago and USDA Rural Development. Our Internet banking service, "Netteller" is very popular and the number of customers actively using the service is increasing. It has allowed us to offer bill paying and cash management and also direct deposit and payroll services to our business customers. Currently, we are in the process of enhancing security authentication of our Internet banking product for customers. To date there have been no breaches of security on our Internet banking product. We also provide investment brokerage services to our customers through PrimeVest Financial Services. The service continues to grow and is also providing non-interest income. We are continuing to evaluate the viability of implementing an internal trust department and we hope to reach a decision by December 2006.

We continue to maintain a strong presence in the community and are pleased to be the only independent community bank in Robinson, Palestine and Oblong, Illinois. To visit First Robinson Savings Bank on the web go to www.frsb.net.

Asset Quality

Delinquencies. When a borrower fails to make a required payment on a loan, the Bank attempts to cure the delinquency by contacting the borrower. In the case of loans secured by real estate, reminder notices are sent to borrowers. If payment is late, appropriate late charges are assessed and a notice of late charges is sent to the borrower. If the loan is in excess of 90 days delinquent, the loan will generally be referred to the Bank's legal counsel for collection.

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

The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at June 30, 2006.

                                                  Loans Delinquent For:
                     ----------------------------------------------------------------------------------
                            30-89 Days(1)            90 Days and Over(1)            Nonaccrual             Total Delinquent Loans
                     --------------------------  -------------------------- ---------------------------  --------------------------
                                       Percent                     Percent                     Percent                     Percent
                                       of Loan                     of Loan                     of Loan                     of Loan
                      Number   Amount  Category   Number   Amount  Category  Number   Amount   Category   Number   Amount  Category
                     -------- -------- --------  -------- -------- -------- -------- --------  --------  -------- -------- --------
                                                                 (Dollars in thousands)
Real
Estate:
 One- to
 four-family .....          4 $    103     0.29%       -- $     --       --        6 $    204      0.57%       10 $    307     0.86%
Consumer and
 other loans .....          4       10     0.20        --       --       --        1       33      0.67         5       43     0.87
Commercial
  business and
  agricultural
  finance ........          1       27     0.29        --       --       --       --       --        --         1       27     0.29
                     -------- -------- --------  -------- -------- -------- -------- --------  --------  -------- -------- --------

   Total .........          9 $    140     0.21%       -- $     --       --%       7 $    237      0.35%       16 $    377     0.56%
                     ======== ======== ========  ======== ======== ======== ======== ========  ========  ======== ======== ========

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

                                                June 30,      March 31,     June 30,
                                                  2006          2006          2005
                                               ----------    ----------    ----------
         Non-accruing loans:
           One- to four-family .............   $      204    $      444    $      284
           Commercial and agricultural
             real estate ...................           --            66            --
           Consumer and other loans ........           33            37             2
           Commercial business and
             agricultural finance ..........           --             1            --
                                               ----------    ----------    ----------
         Total .............................          237           548           286
                                               ----------    ----------    ----------

         Foreclosed assets:
           One- to four-family .............           --            11            --
                                               ----------    ----------    ----------
         Total .............................           --            11            --
                                               ----------    ----------    ----------

         Total non-performing assets .......   $      237    $      559    $      286
                                               ==========    ==========    ==========
         Total as a percentage of total
           assets ..........................         0.21%         0.51%         0.27%
                                               ==========    ==========    ==========

Gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $5,000 for the three months ended June 30, 2006 and $6,000 for the three months ended June 30, 2005.

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

In connection with the filing of its periodic reports with the OCC and in accordance with its classification of assets policy, the Bank regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at June 30, 2006, the Bank had classified a total of $946,000 of its

                      FIRST ROBINSON FINANCIAL CORPORATION
           Management's Discussion and Analysis or Plan of Operations

assets as substandard and $195,000 as doubtful or loss. At June 30, 2006, total classified assets comprised $1.1 million, or 10.6% of the Bank's capital, and 1.0% of the Bank's total assets.

Other Loans of Concern. As of June 30, 2006, there were $3.4 million in loans identified, but not classified, by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the business have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

Real estate properties acquired through foreclosure are recorded at the market fair value minus 20% of the market fair value if the property is appraised at $50,000 or less. If the property is appraised at greater than $50,000, then the property is recorded at the market fair value less 10% of the market fair value. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At June 30, 2006, the Bank had no real estate properties acquired through foreclosure.

Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At June 30, 2006, the Bank had a total allowance for loan losses of $760,000, representing 1.15% of the Bank's loans, net. At March 31, 2006, the Bank's total allowance for loan losses to the Bank's loans, net was at 1.15%.

                      FIRST ROBINSON FINANCIAL CORPORATION
           Management's Discussion and Analysis or Plan of Operations

     The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

                                               June 30, 2006                               March 31, 2006
                                   ----------------------------------------    ----------------------------------------
                                                                Percent of                                  Percent of
                                    Amount of       Loan       Loans in Each    Amount of       Loan       Loans in Each
                                    Loan Loss    Amounts by     Category to     Loan Loss    Amounts by     Category to
                                    Allowance     Category      Total Loans     Allowance     Category      Total Loans
                                   -----------   -----------    -----------    -----------   -----------    -----------
                                                                   (Dollars in thousands)
One- to four-family ............   $       133   $    35,976          53.16%   $       171   $    35,669          53.34%
Multi-family ...................            --           528           0.78             --           574           0.86
Commercial and
  agricultural real estate .....           389        13,053          19.29            354        14,127          21.13
Construction and
  development ..................            13         2,485           3.67              8         1,776           2.66
Consumer and other loans .......            32         4,943           7.30             42         4,453           6.66
State and Municipal
  Governments ..................            --         1,430           2.12             --         1,299           1.94
Commercial business
  and agricultural
  finance ......................           193         9,258          13.68            178         8,972          13.41
                                                                -----------                                 -----------
Undisbursed portion of
loans ..........................                        (778)                                       (611)
                                                 -----------                                 -----------
Unallocated ....................            --                                          --
                                   -----------                                 -----------
     Total .....................   $       760   $    66,895         100.00%   $       753   $    66,259         100.00%
                                   ===========   ===========    ===========    ===========   ===========    ===========

     The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                                Three Months Ended
                                                                      June 30,
                                                              ------------------------
                                                                 2006          2005
                                                              ----------    ----------
         Balance at beginning of period ...................   $      753    $      672

         Charge-offs:
           One- to four-family ............................            5             4
           Consumer and other loans .......................            6             6
                                                              ----------    ----------
         Total ............................................           11            10
                                                              ----------    ----------

         Recoveries:
           One- to four-family ............................           --             4
           Consumer and other loans .......................            3             4
                                                              ----------    ----------
         Total ............................................            3             8
                                                              ----------    ----------

         Net charge-offs ..................................            8             2
         Additions charged to operations ..................           15            45
                                                              ----------    ----------
         Balance at end of period .........................   $      760    $      715
                                                              ==========    ==========

         Ratio of net charge-offs during the period to
          average loans outstanding during the period .....         0.01%        0.003%
                                                              ==========    ==========

         Ratio of net charge-offs during the period to
          average non-performing assets ...................         0.70%         0.62%
                                                              ==========    ==========

                      FIRST ROBINSON FINANCIAL CORPORATION
           Management's Discussion and Analysis or Plan of Operations

Overview

First Robinson Financial Corporation is the holding company for First Robinson Savings Bank, National Association. The Company is headquartered in Robinson, Illinois and operates three full service offices and one drive-up facility in Crawford County. The Company earned $316,000 for the three month period ending June 30, 2006, versus $268,000 in the same period of 2005, an increase of 17.9%. Earnings were positively impacted by a $27,000 increase in net interest income after provision for loan losses, a $15,000 increase in non-interest income and a decrease of $56,000 in non-interest expense. Basic earnings per share for the June 30, 2006 three month period were $0.66 per share versus $0.53 per share for the same period of 2005. Diluted earnings per share reflect the potential dilutive impact of stock options granted under the stock option plan. Diluted earnings per share for the three months ending June 30, 2006 were $0.63 per share, versus $0.51 per share for the three months ending June 30, 2005, resulting primarily from the increase in net income, and also reflecting, to a lesser extent, the decrease in issued and outstanding shares period to period.

Results of Operations

Net Interest Income

For the three-month period ended June 30, 2006, net interest income totaled $1.056 million, a decrease of 0.3%, or $3,000, from the same period of 2005. Net interest income decreased in the three-month period ended June 30, 2006 versus the comparable period of 2005 primarily due to a $1.5 million, or 1.5%, decrease in average-earning assets and an increase of 78 basis points in the average cost of interest-bearing liabilities. For the three-month period ended June 30, 2006, the net interest spread decreased 10 basis points to 3.73%, versus the comparable period of 2005

During the June 2006 quarter, total interest and dividend income increased $150,000, or 10.3%, to $1.6 million, versus $1.5 million during the same quarter of 2005. For the three-month period ended June 30, 2006, the yield on average interest-earning assets increased 68 basis points to 6.37% from the yield of 5.69% for the three-month period ended June 30, 2005.

The average daily loan balances for the quarter ended June 30, 2006 decreased $1.1 million, or 1.7%, to $65.7 million, versus $66.8 million for the same period of 2005. During the same period, loan interest income increased by $109,000, or 9.9%, to $1.2 million versus $1.1 million during the quarter ended June 30, 2005. The yield on loans increased 77 basis points to 7.39% from 6.62% when comparing the June 30, 2006 quarter to the June 2005 quarter.

Income from investment securities and interest-earning deposits increased $45,000, or 13.2%, from $342,000 in the first quarter of fiscal year 2006 to $387,000 in the first quarter of fiscal year 2007. The increase was from a 57 basis point increase in the yield on investment securities and interest-earning deposits from 3.92% in the June 2005 quarter to 4.49% in the June 2006 quarter.

Dividends received from Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stocks decreased by $4,000, or 36.4%, when comparing the June 2006 quarter to the June 2005 quarter. The rate of return on the FRB stock increased 7 basis points and the average balance increased $6,000, or 4.0%. Offsetting this increase was a 242 basis point decrease in the average rate earned on the FHLB stock from 5.49% for the June 2005 quarter to 3.07% to the June 2006 quarter.

Total interest expense increased $153,000, or 38.3%, to $552,000 for the three-month period ended June 30, 2006, from $399,000 for the comparable period in 2005. The increase was primarily the result of a 78 basis point increase in the Company's daily cost of funds to 2.64%, versus 1.86% for the same period of 2005.

On an average daily basis, total interest-bearing deposits decreased $3.4 million, or 4.4%, to $74.1 million for the three-month period ended June 30, 2006, versus $77.5 million in the same period in 2005. However, the average cost of funds increased 70 basis points to 2.45% for the June 2006 quarter versus the June 2005 quarter at 1.75%.

There were no long-term nor overnight Federal Home Loan Bank ("FHLB") borrowings for the June 2006 quarter. During the June 2005 quarter, the average balance for the quarter of long-term and overnight borrowings from the FHLB was $1.2 million. Having no FHLB borrowings during the June 2006 quarter resulted in a decrease of $16,000 in interest expense. Offsetting this decrease was an increase of $54,000, or 122.7%, in short-term borrowings interest expense from $44,000 during the June 2005 quarter to $98,000 in the June 2006 quarter. The short-term borrowings consist of securities sold under agreements to repurchase. These agreements mature

                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation

periodically within 36 months. The average daily balance of short-term borrowings increased $2.5 million, or 35.2%, to $9.5 million during the June 2006 quarter from $7.0 million during the June 2005 quarter. The average cost of funds increased by 161 basis points to 4.09% for the June 2006 quarter from 2.48% for the June 2005 quarter.


Provision for Loan Losses

The provision for loan losses for the quarter ended June 30, 2006 was $15,000 compared to $45,000 for the quarter ended June 30, 2005. The provision for both periods reflects management's analysis of the Company's loan portfolio based on the information which was available to the Company. Management meets on a quarterly basis to review the adequacy of the allowance for loan losses based on Company guidelines. Classified loans are reviewed by the loan officers to arrive at specific reserve levels for those loans. Once the specific reserve for each loan is calculated, management calculates general reserves for each loan category based on a combination of loss history adjusted for current national and local economic conditions, trends in delinquencies and charge-offs, trends in volume and term of loans, changes in underwriting standards, and industry conditions. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company's management believes that, as of June 30, 2006, its allowance for loan losses was adequate.

Non-interest Income

Non-interest income categories for the three-month periods ended June 30, 2006 and 2005 are shown in the following table:

                                                            Three Months Ended
                                                                 June 30,
                                                   ------------------------------------
 Non-interest income:                                 2006         2005       % Change
                                                   ----------   ----------   ----------
                                                             (In thousands)
   Charges and fees on deposit accounts            $      188   $      185          1.6%
   Charges and other fees on loans                          6            5         20.0
   Net gain on sale of loans                               27           16         68.8
   Net gain on sale of foreclosed property                 --            5       (100.0)
   Other                                                   70           65          7.7
                                                   ----------   ----------   ----------

     Total Non-Interest Income                     $      291   $      276          5.4%
                                                   ==========   ==========   ==========

The increase in charges and fees on deposit accounts, when comparing the two June quarters of 2006 and 2005, is primarily from overdraft and insufficient funds fees. Charges and other fees on loans were up in the three-month period ending June 2006 when compared to the same period in 2005 due to an increase in the commissions received on the sale of credit life and accident and health insurance.

The increase in gains on the sale of mortgages resulted primarily from an increase in the dollar volume of mortgages sold during the three-month period ended June 30, 2006 versus the same period in 2005. During the first quarter of fiscal year 2007, the Company sold $1.4 million in mortgages versus $682,000 in the same quarter of fiscal year 2006.

Other income consists of normal recurring fee income such as commissions from PrimeVest Investment Services, our investment brokerage service, the cash value of life insurance recognized, ATM/Debit card interchange income and fees, and safe deposit box rent, as well as other income that management classifies as non-recurring. Other income increased $5,000 in the three-month period ended June 30, 2006 versus the same period of 2005. The primary driver behind the increase can be attributed to the increase in commissions received from the investment brokerage service.

                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation


Non-interest Expense

Non-interest expense categories for the three-month periods ended June 30, 2006, and 2005 are shown in the following table:

                                                      Three Months Ended
                                                           June 30,
                                             ------------------------------------
                                                2006         2005       % Change
                                             ----------   ----------   ----------
Non-interest expense:                                    (In thousands)
   Compensation and employee benefits        $      463   $      525        (11.8)%
   Occupancy and equipment                          134          131          2.3
   Foreclosed property expense                       --            1       (100.0)
   Data processing                                   48           42         14.3
   Audit, legal and other professional               34           46        (26.1)
   Advertising                                       30           30           --
   Telephone and postage                             23           20         15.0
   Loss on sale of foreclosed property                2           --           --
   Other                                            132          127          3.9
                                             ----------   ----------   ----------

     Total Non-Interest Expense              $      866   $      922         (6.1)%
                                             ==========   ==========   ==========

Salaries and employee benefits decreased when comparing the June 2006 and 2005 quarters primarily due to a $56,000 decrease in options exercised, a $12,000 decrease in the fair value of the shares held in the Directors Retirement Plan, and a $9,000 decrease in life and health insurance offset by a $13,000 increase salaries.

The increase of $3,000 in occupancy and equipment expense for the three-month period reflects the costs associated with updating the office buildings.

Data processing expenses increased $6,000 due to the cost of keeping up with advances in technology.

Audit, legal and other professional fees decreased primarily due to a decrease of $11,000 in legal expense.

Other expense includes miscellaneous operating expenses such as office supplies, ATM/Debit card interchange fees, check processing fees, loan expenses, federal deposit insurance premiums and assessments by the bank regulators among others. The increase of $5,000 in other expenses is primarily the result of increases in the cost of stationary, printing and office supplies.

Income Tax Expense

Income tax expense increased $50,000, or 50.0%, for the three-months ending June 30, 2006, compared to the same period in 2005. The combined state and federal income tax expense as a percentage of income before income tax expense increased to 32.2% during the three-month period of 2006 compared to 27.2% during the same period in 2005. The increase in the effective tax rate can be associated with certain adjustments related to timing differences during the June 2005 quarter. Most of the increase, however, was attributable to higher earnings during the quarter compared to the comparable quarter last year.

                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation


Financial Condition

Total assets of the Company increased by $2.6 million, or 2.3%, to $112.0 million at June 30, 2006 from $109.4 million at March 31, 2006. The increase in assets was primarily due to an increase of $1.8 million, or 53.0%, in federal funds sold and an increase of $629,000, or 1.0%, in loans, net, partially offset by an 11.6%, or $75,000, decrease in interest receivable.

Available-for-sale investment securities amounted to $30.5 million at June 30, 2006 compared to $30.5 million at March 31, 2006, resulting in virtually no change. The activity in securities amounted to $1.9 million in investment purchases and a $480,000 decrease in the market valuation of the available-for-sale portfolio partially offset by $1.4 million in repayments on mortgage-backed securities. The investment portfolio is managed to limit the Company's exposure to risk by containing mostly mortgage-backed securities and other securities which are either directly or indirectly backed by the federal government or a local municipal government.

The Company's net loan portfolio increased by $629,000 to $66.1 million at June 30, 2006 from $65.5 million at March 31, 2006. Gross loans increased by $636,000 while the allowance for loan losses increased by $7,000. Loans secured by 1-4 family residences increased by $307,000, primarily due to an increase in conventional home loans. Other increases were in construction and development property loans of $709,000, consumer and other loans of $490,000 and $286,000 in commercial business and agriculture finance loans, offset by a $1.1 million decrease in commercial nonresidential real estate and farmland loans.

At June 30, 2006, the allowance for loan losses was $760,000 or 1.15% of the net loan portfolio which was up from the allowance for loan losses at March 31, 2006 at $753,000 or 1.15% of the net loan portfolio. During the first quarter of fiscal year 2007, the Company charged off $11,000 of loan losses, $6,000 of which were in consumer and other loans and $5,000 pertained to one loan secured by a 1-4 family residential property. The chargeoffs of $11,000 were partially offset by $3,000 in recoveries all in consumer and other loans. Management reviews the adequacy of the allowance for loan losses quarterly, and believes that its allowance is adequate; however, the Company cannot assure that future chargeoffs and/or provisions will not be necessary. See "Asset Quality" for further information on delinquencies.

As of June 30, 2006, the Company had no real estate properties held for sale. At March 31, 2006, the Company had one property at $11,000 which was sold for a net loss of $2,000. Foreclosed assets are carried at lower of cost or net realizable value.

Total deposits decreased by $30,000 to $86.2 million at June 30, 2006 from $86.2 million at March 31, 2006. The decrease in total deposits was due to decrease of $1.1 million in savings, NOW, and money market accounts offset by increases of $839,000 in certificates of deposit and $207,000 in non-interest bearing demand deposits.

Other borrowings consisting entirely of repurchase agreements, increased $2.8 million, or 26.1%. The obligations are secured by mortgage-backed securities and US Government Agencies held in safekeeping at the Federal Home Loan Bank of Chicago. At June 30, 2006, the average rate on the repurchase agreements was 4.35% compared to 4.10% at March 31, 2006. These agreements mature periodically within 24 months.

Accrued income taxes payable increased $139,000. Accrued interest payable increased by $2,000 due to the rise in interest rates on variable rate deposit accounts. Other liabilities increased $8,000 from $586,000 at March 31, 2006 to $594,000 at June 30, 2006. Advances from borrowers for taxes and insurance decreased by $87,000 from $126,000 at March 31, 2006 to $39,000 at June 30, 2006 primarily due to the payment of real estate taxes due.

Stockholders' equity at June 30, 2006 was $11.1 million compared to $11.4 million at March 31, 2006, a decrease of $278,000, or 2.4%. Accumulated comprehensive income decreased by $300,000 due to a decrease in the fair value of securities available for sale, net of related tax effect. Another factor in the reduction in stockholders equity was the purchase of Treasury shares of First Robinson Financial stock in the amount of $71,000 offset by the re-issue of $17,000 in shares upon the exercise of stock options. These decreases were offset, in part, by an increase in retained earnings by the amount of net income of $316,000, which in turn was largely offset by $273,000 in dividends declared and paid and the increase in additional paid-in-capital of $28,000 due to the valuation of shares in the employee stock ownership plan.

                      FIRST ROBINSON FINANCIAL CORPORATION
           Management's Discussion and Analysis or Plan of Operations


Off-Balance Sheet Arrangements

The Company has entered into performance standby and financial standby letters of credit with various local commercial businesses in the aggregate amount of $419,000. The letters of credit are collateralized and underwritten, as required by the loan policy, in the same manner as any commercial loan. The advancement of any funds on these letters of credit is not anticipated.

Liquidity and Capital Resources

The Company's principal sources of funds are deposits and principal and interest payments collected on loans, investments and related securities. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition.

Liquidity resources are used principally to meet outstanding commitments on loans, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. The Company anticipates no foreseeable problems in meeting current loan commitments. At June 30, 2006, outstanding commitments to extend credit, amounted to $13.9 million (including $7.3 million, in available revolving commercial and agricultural lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet any foreseeable liquidity needs.

The Company maintains a $24.1 million line of credit with the FHLB, of which there were no borrowings at June 30, 2006. This line can be accessed immediately. The Company regularly uses FHLB Letters of Credit as security for public unit deposits. The available line of credit with the FHLB is reduced by the amount of these letters of credit. As of June 30, 2006, $3.9 million in FHLB letters of credit were pledged. In addition to the Letters of Credit, the available line of credit with the FHLB is also reduced by $1.2 million for the credit enhancement reserve established as a result of the participation in the FHLB MPF program. The Company also maintains a $5.0 million revolving line of credit and a $600,000 revolving line of credit with Independent Banker's Bank located in Springfield, Illinois. The Company has also established borrowing capabilities at the discount window with the Federal Reserve Bank of St. Louis.

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

                      FIRST ROBINSON FINANCIAL CORPORATION
           Management's Discussion and Analysis or Plan of Operations


Regulatory Capital

At June 30, 2006, the Bank was in compliance with all of the aforementioned capital requirements as summarized below:

                                                                June 30, 2006
                                                                -------------
                                                                (In thousands)
                                                                -------------

Tier I Capital:
      Common stockholders' equity                               $      10,735
      Unrealized loss (gain) on securities available for sale             651
      Disallowed intangible assets                                        (14)
                                                                -------------

        Total Tier I capital                                           11,372
                                                                -------------

Tier II Capital:
      Total Tier I capital                                             11,372
      Qualifying allowance for loan losses                                760
                                                                -------------

        Total risk-based capital                                       12,132
                                                                =============

Risk-weighted assets                                                   64,635
Quarter average assets                                                108,923


                                                                                        To be Well Capitalized
                                                                                           Under the Prompt
                                                                    For Capital           Corrective Action
                                            Actual               Adequacy Purposes            Provisions
                                            ------               -----------------            ----------
                                     Amount         Ratio      Amount          Ratio      Amount         Ratio
                                     ------         -----      ------          -----      ------         -----
As of June 30, 2006:
   Total Risk-Based Capital
    (to Risk-Weighted Assets)      $   12,132        18.77%   $    5,171         8.00%   $    6,464        10.00%
   Tier I Capital
    (to Risk-Weighted Assets)          11,372        17.59         2,585         4.00         3,878         6.00
   Tier I Capital
    (to Average Assets)                11,372        10.44         4,357         4.00         5,446         5.00

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

Item 3.  Controls and Procedures
         -----------------------

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.


Disclosure Controls and Procedures
----------------------------------

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to Company's management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.


Internal Control Over Financial Reporting
-----------------------------------------

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. The Company will begin the process of evaluating, documenting and testing their system of internal control over financial reporting to provide the basis for its report that we anticipate, for the first time, will be a required part of our annual report on Form 10-KSB for the fiscal year ending March 31, 2008. Due to the ongoing evaluation and testing of our internal controls, there can be no assurance that if any control deficiencies are identified they will be corrected before the end of the 2008 fiscal year, or that there may not be significant deficiencies or material weaknesses that would be required to be reported. In addition, the Company expects the evaluation process and any required remediation, if applicable, to increase accounting, legal and other costs and divert management resources from core business operations.

                            PART II OTHER INFORMATION


Item 1.   Legal Proceedings
          -----------------
           None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
          -----------------------------------------------------------

PURCHASES OF EQUITY SECURITIES BY COMPANY (1) (2)
-------------------------------------------------------------------------------------------------------
Period          Total Number of     Average Price Paid   Total Number of          Maximum Number of
                Shares Purchased    per Share            Shares Purchased as      Shares that May Yet
                                                         Part of Publicly         Be Purchased Under
                                                         Announced Plans or       the Plans or Programs
                                                         Programs
-------------------------------------------------------------------------------------------------------
4/1/2006 -      2,000               $25.25               2,000                    14,337
4/30/2006
-------------------------------------------------------------------------------------------------------
5/1/2006 -        800                25.25                 800                    13,537
5/31/2006
-------------------------------------------------------------------------------------------------------
6/1/2006 -        328                25.20                  --                    13,537
6/30/2006
-------------------------------------------------------------------------------------------------------
Total           7,588                24.60               2,800                    13,537
-------------------------------------------------------------------------------------------------------

(1) On January 17, 2006, the Board of Directors of First Robinson Financial Corporation approved a repurchase program of its equity stock. The Company may repurchase up to 25,000 shares of the Company's common stock from time to time, in the open market, when deemed appropriate by management. The program approved January 17, 2006 will expire on December 31, 2006 or when 25,000 of the Company's outstanding shares are purchased. As of June 30, 2006, the number of shares held in Treasury were 356,144.
(2) The trustees of the First Robinson Savings & Loan Directors' Retirement Plan purchased 328 shares of the Company's common stock. The stock is allocated to the Directors' accounts and will be distributed upon retirement.


Item 3.   Defaults Upon Senior Executives
          -------------------------------
           None.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
           None

Item 5.   Other Information
          -----------------
           None

Item 6.   Exhibits
          --------

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



Date:    August 11, 2006              /s/ RICK L. CATT
         ---------------              ------------------------------------------
                                      Rick L. Catt
                                      President and Chief Executive Officer

Date:    August 11, 2006              /s/ JAMIE E. MCREYNOLDS
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