Form 10QSB
period 2006-09-30
FIRST ROBINSON FINANCIAL CORP
filed 2006-11-14
CIK 1035991

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006
                                               ------------------

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

                                 YES |_| NO |X|

As of November 10, 2006, the Registrant had 485,890 shares of Common Stock, par value $0.01, issued and outstanding.

Transitional Small Business Disclosure Format (check one):
                                 YES |_| NO |X|

        FIRST ROBINSON FINANCIAL CORPORATION
                Index to Form 10-QSB

PART 1. FINANCIAL INFORMATION                                                                     PAGE
    Item 1.     Financial Statements

        Condensed Consolidated Balance Sheets as of September 30, 2006
            And March 31, 2006                                                                       3

        Condensed Consolidated Statements of Income for the Three-Month and Six-Month
            Periods Ended September 30, 2006 and September 30, 2005                                  4

        Condensed Consolidated Statements of Cash Flows for the Six-Month
            Periods Ended September 30, 2006 and September 30, 2005                                  6

        Notes to Condensed Consolidated Financial Statements                                         8

    Item 2.     Management's Discussion and Analysis or Plan of Operation                            13

    Item 3.     Controls and Procedures                                                              26

PART II. OTHER INFORMATION

    Item 1.   Legal Proceedings                                                                      27

    Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                            27

    Item 3.   Defaults Upon Senior Securities                                                        27

    Item 4.   Submission of Matters to a Vote of Security Holders                                    27

    Item 5.   Other Information                                                                      28

    Item 6.   Exhibits                                                                               28

           SIGNATURES                                                                                29

Item 1:
                      FIRST ROBINSON FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                  (Unaudited)
                                                                                September 30, 2006      March 31, 2006
                                                                                ------------------      --------------
                                     ASSETS

Cash and cash equivalents                                                            $   8,023           $   7,389
Available-for-sale securities                                                           31,792              30,535
Loans, net of allowance for loan losses of $770 and $753
   at September 30, 2006 and March 31, 2006, respectively                               69,207              65,506
Federal Reserve and Federal Home Loan Bank stock                                           809                 831
Premises and equipment, net                                                              2,551               2,640
Foreclosed assets held for sale, net                                                        --                  11
Interest receivable                                                                        773                 645
Deferred income taxes                                                                      261                 241
Cash surrender value of life insurance                                                   1,314               1,290
Other assets                                                                               370                 340
                                                                                     ---------           ---------

     Total Assets                                                                    $ 115,100           $ 109,428
                                                                                     =========           =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                84,509              86,202
Other borrowings                                                                        18,086              10,774
Advances from borrowers for taxes and insurance                                             62                 126
Accrued income taxes                                                                       190                 168
Interest payable                                                                           194                 156
Other liabilities                                                                          538                 586
                                                                                     ---------           ---------
     Total Liabilities                                                                 103,579              98,012
                                                                                     ---------           ---------

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.01 par value; authorized 500,000 shares,
  no shares issued and outstanding
Common stock, $ .01 par value; authorized 2,000,000 shares; 859,625 shares issued;
  outstanding September 30, 2006- 486,990 shares; March 31, 2006 - 498,050 shares            9                   9
Additional paid-in capital                                                               8,381               8,722
Retained earnings                                                                        9,219               8,878
Unearned RRP shares                                                                         --                (125)
Unearned ESOP                                                                              (14)                (41)
Unearned incentive compensation                                                             --                (262)
Treasury stock, at cost
  Common: September 30, 2006 - 365,404 shares; March 31, 2006 - 354,344 shares          (5,706)             (5,414)
Accumulated other comprehensive income                                                    (368)               (351)
                                                                                     ---------           ---------

     Total Stockholders' Equity                                                         11,521              11,416
                                                                                     ---------           ---------

     Total Liabilities and Stockholders' Equity                                      $ 115,100           $ 109,428
                                                                                     =========           =========

See Notes to Condensed Consolidated Financial Statements.

                      FIRST ROBINSON FINANCIAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    For the Three and Six-Month Periods Ended
                           September 30, 2006 and 2005
                      (In thousands, except per share data)
                                   (Unaudited)

                                                           Three-Month Period  Six-Month Period
                                                           ------------------  ----------------
                                                              2006     2005     2006     2005
                                                             ------   ------   ------   ------
 Interest and Dividend Income:
     Loans                                                   $1,275   $1,129   $2,489   $2,234
     Securities:
       Taxable                                                  401      315      763      639
       Tax-exempt                                                24       18       49       36
     Dividends on Federal Reserve Bank and
       Federal Home Loan Bank stock                               8       10       15       21
                                                             ------   ------   ------   ------

        Total Interest and Dividend Income                    1,708    1,472    3,316    2,930
                                                             ------   ------   ------   ------

   Interest Expense:
     Deposits                                                   502      373      956      712
     Federal Home Loan Bank advances                             --       16       --       32
     Other borrowings                                           175       55      273       99
                                                             ------   ------   ------   ------

      Total Interest Expense                                    677      444    1,229      843
                                                             ------   ------   ------   ------

       Net Interest Income                                    1,031    1,028    2,087    2,087

   Provision for Loan Losses                                     15       45       30       90
                                                             ------   ------   ------   ------

       Net Interest Income After Provision for Loan Losses    1,016      983    2,057    1,997
                                                             ------   ------   ------   ------

   Non-interest income:
     Charges and fees on deposit accounts                       231      203      419      388
     Charges and other fees on loans                              7        7       13       12
     Net gain on sale of loans                                   20       14       47       30
     Net gain on sale of foreclosed assets                       --       --       --        5
     Other                                                       72       67      142      132
                                                             ------   ------   ------   ------

       Total Non-Interest Income                                330      291      621      567
                                                             ------   ------   ------   ------

   Non-interest expense:
     Compensation and employee benefits                         482      483      945    1,008
     Occupancy and equipment                                    131      132      265      263
     Foreclosed property expense                                  1        1        1        2
     Data processing                                             49       46       97       88
     Audit, legal and other professional                         36       43       70       89
     Advertising                                                 29       31       59       61
     Telephone and postage                                       23       25       46       45
     Net loss on sale of foreclosed assets                       --       --        2       --
     Other                                                      136      120      268      247
                                                             ------   ------   ------   ------

      Total Non-Interest Expense                                887      881    1,753    1,803
                                                             ------   ------   ------   ------

   See Notes to Condensed Consolidated Financial Statements.

                      FIRST ROBINSON FINANCIAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    For the Three and Six-Month Periods Ended
                           September 30, 2006 and 2005
                      (In thousands, except per share data)
                                   (Unaudited)

                                            Three-Month Period  Six-Month Period
                                            ------------------  ----------------
                                             2006     2005     2006      2005
                                             -----    -----    -----    -----

Income before income tax                       459      393      925      761

   Provision for income taxes                  161      156      311      256
                                             -----    -----    -----    -----

      Net Income                             $ 298    $ 237    $ 614    $ 505
                                             =====    =====    =====    =====

   Earnings Per Share-Basic                  $0.63    $0.48    $1.29    $1.02

   Earnings Per Share-Diluted                $0.60    $0.46    $1.23    $0.97

Comprehensive Income

Net Income                                   $ 298    $ 237    $ 614    $ 505
                                             -----    -----    -----    -----

Other Comprehensive Income (Loss):

   Unrealized gains (losses) on securities     453     (196)     (27)      (5)

   Related tax effects                        (170)      73       10        2
                                             -----    -----    -----    -----

   Other Comprehensive Income (Loss)           283     (123)     (17)      (3)
                                             -----    -----    -----    -----

Comprehensive Income                         $ 581    $ 114    $ 597    $ 502
                                             =====    =====    =====    =====

See Notes to Condensed Consolidated Financial Statements.

                      FIRST ROBINSON FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Six-Month Periods Ended September 30, 2006 and 2005
                                 (In thousands)
                                   (Unaudited)

                                                              Six-Month Period
                                                              ----------------
                                                              2006       2005
                                                             -------    -------

Cash flows from operating activities:
    Net income                                               $   614    $   505
    Items not requiring (providing) cash:
      Depreciation and amortization                              129        127
      Provision for loan losses                                   30         90
      Amortization of premiums and discounts on securities        (4)        30
      Amortization of loan servicing rights                       24         15
      Compensation related to ESOP                                68         72
      Compensation related to the exercise of options             19         77
      Deferred income taxes                                      (10)        64
      Federal Home Loan Bank Stock dividends                      --        (16)
      Originations of mortgage loans held for sale            (2,200)    (1,534)
      Proceeds from the sale of mortgage loans                 2,247      1,564
      Net gain on loans sold                                     (47)       (30)
      Net (gain)/loss on sale of foreclosed property               2         (5)
    Changes in:
      Interest receivable                                       (128)       (48)
      Cash surrender value of life insurance                     (24)       (23)
      Other assets                                               (54)       (98)
      Accrued income taxes                                        22         70
      Interest payable                                            38         18
      Other liabilities                                          (48)       (56)
                                                             -------    -------

       Net cash provided by operating activities                 678        822
                                                             -------    -------

Cash flows from investing activities:
    Purchases of securities available for sale                (3,738)    (2,577)
    Sale of Federal Home Loan Bank Stock                          22         --
    Repayments of principal on mortgage-backed securities      2,458      2,822
    Net change in loans                                       (3,731)     1,709
    Proceeds from sale of foreclosed assets                        9         19
    Purchases of premises and equipment                          (40)      (106)
                                                             -------    -------

       Net cash provided by (used in) investing activities    (5,020)     1,867
                                                             -------    -------

See Notes to Condensed Consolidated Financial Statements.

                      FIRST ROBINSON FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
           For the Six-Month Periods Ended September 30, 2006 and 2005
                                 (In thousands)
                                   (Unaudited)

                                                               Six-Month Period
                                                               ----------------
                                                               2006        2005
                                                             --------    --------
Cash flows from financing activities:
    Net decrease in deposits                                 $ (1,693)   $ (2,368)
    Advances from Federal Home Loan Bank                           --       9,770
    Repayment of Federal Home Loan Bank Advances                   --      (9,770)
    Proceeds from other borrowings                             70,754      48,332
    Repayment of other borrowings                             (63,442)    (49,296)
    Federal funds purchased                                     4,200          --
    Repayment of federal funds purchased                       (4,200)         --
    Net decrease in advances
       from borrowers for taxes and insurance                     (64)        (52)
    Proceeds received from exercise of options                     25          --
    Dividends paid                                               (273)       (263)
    Purchase of treasury stock                                   (322)       (484)
    Purchase of incentive plan shares                              (9)         (8)
                                                             --------    --------

       Net cash provided by (used in) financing activities      4,976      (4,139)
                                                             --------    --------

Increase (decrease) in cash and cash equivalents                  634      (1,450)

Cash and cash equivalents at beginning of period                7,389       8,848
                                                             --------    --------

Cash and cash equivalents at end of period                   $  8,023    $  7,398
                                                             ========    ========

Supplemental Cash Flows Information

        Interest paid                                        $  1,192    $    824

        Income taxes paid (net of refunds)                        300         122

        Real estate acquired in settlement of loans                --          11

See Notes to Condensed Consolidated Financial Statements.

                      FIRST ROBINSON FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of First Robinson Financial Corporation (the "Company") and its wholly owned subsidiary, First Robinson Savings Bank, National Association (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management of the Company, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 2006, the results of its operations for the three months and six month periods ended September 30, 2006 and 2005 and cash flows for six month periods ended September 30, 2006 and 2005. The results of operations for those months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

The Condensed Consolidated Balance Sheet of the Company, as of March 31, 2006, has been derived from the audited Consolidated Balance Sheet for the Company as of that date.

2. Employee Stock Ownership Plan

In connection with the conversion to the stock form of ownership, the Board of Directors established an employee stock ownership plan (ESOP) for the exclusive benefit of participating employees. Employees age 21 or older who have completed one year of service are eligible to participate. Upon the issuance of the common stock, the ESOP acquired 68,770 shares of $0.01 par value common stock at the subscription price of $10.00 per share. The Bank makes contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. Dividends on the unallocated shares received by the ESOP are used to pay debt service. As the debt is repaid, shares are released from collateral and allocated to active employees. Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the condensed consolidated balance sheets. As shares are released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share calculations. Dividends on allocated shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt or accrued interest. ESOP compensation expense for the three month periods ended September 30, 2006 and 2005 was $34,000 and $37,000 respectively. The expense for the six-month periods ended September 30, 2006 and 2005 was $68,000 and $72,000 respectively.

3. Authorized Share Repurchase Program

On January 17, 2006, the Board of Directors of First Robinson Financial Corporation approved a repurchase program of its equity stock. The announcement of the program was filed purusant to Form 8-K. The Company may repurchase up to 25,000 shares of the Company's common stock from time to time, in the open market, when deemed appropriate by management. The program approved January 17, 2006 will expire the earlier of December 31, 2006 or when 25,000 of the Company's outstanding shares are re-purchased. A total of 22,563 of the authorized 25,000 shares have been repurchased in the open market as of November 2, 2006.

                      FIRST ROBINSON FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Earnings Per Share for the Three-Month Period

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to the increase in the average shares outstanding which would have resulted from the exercise of dilutive stock options. The components of basic and diluted earnings per share for the three months ended September 30, 2006 and 2005 were computed as follows (dollar amounts in thousands except share data):

                                                         Weighted
                                                          Average    Per Share
                                               Income     Shares      Amount
                                               -----------------------------

For the Quarter Ended September 30, 2006:

Basic Earnings per Share:
    Income available to common stockholders    $   298   475,161   $   0.63
                                                                   ========

Effect of Dilutive Securities:
  Unearned incentive plan shares                          15,442
  Stock options                                            8,068
                                                         -------

Diluted Earnings per Share:
    Income available to common stockholders    $   298   498,671   $   0.60
                                               =======   =======   ========

For the Quarter Ended September 30, 2005:

Basic Earnings per Share:
    Income available to common stockholders    $   237   492,405   $   0.48
                                                                   ========

Effect of Dilutive Securities:
  Unearned incentive plan shares                          14,561
  Stock options                                            9,384
                                                         -------

Diluted Earnings per Share:
    Income available for common stockholders   $   237   516,350   $   0.46
                                               =======   =======   ========

                      FIRST ROBINSON FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Earnings Per Share for the Six-Month Period

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to the increase in the average shares outstanding which would have resulted from the exercise of dilutive stock options. The components of basic and diluted earnings per share for the six months ended September 30, 2006 and 2005 were computed as follows (dollar amounts in thousands except share data):

                                                             Weighted
                                                              Average  Per Share
                                                     Income    Shares   Amount
                                                     -------------------------

For the Six-Month Period Ended September 30, 2006:

Basic Earnings per Share:
    Income available to common stockholders          $ 614   476,695   $   1.29
                                                                       ========

Effect of Dilutive Securities:
  Unearned incentive plan shares                              15,293
  Stock options                                                8,111
                                                             -------

Diluted Earnings per Share:
    Income available to common stockholders          $ 614   500,099   $   1.23
                                                     =====   =======   ========

For the Six-Month Period Ended September 30, 2005:

Basic Earnings per Share:
    Income available to common stockholders          $ 505   496,634   $   1.02
                                                                       ========

Effect of Dilutive Securities:
  Unearned incentive plan shares                              14,439
  Stock options                                                8,935
                                                             -------

Diluted Earnings per Share:
    Income available for common stockholders         $ 505   520,008   $   0.97
                                                     =====   =======   ========

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

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share Based Payment," which established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, and focuses primarily on accounting for transactions in which an entity obtains employee services. The SFAS requires a public entity to measure the cost of employee services received in exchange for its equity instruments based on the fair value at the grant date (with limited exceptions) and recognize that cost over the service period. This statement revises SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004). As a result of adopting SFAS No. 123R on April 1, 2006, the Company did not record any additional compensation expense, as no stock options had been granted in recent years and options granted were fully vested prior to adoption. However, on April 1, 2006, the Company reclassified $125,000 of unearned compensation related to previously recognized compensation for restricted share awards that had been vested as of that date to additional paid-in capital as these awards represent equity awards as defined in SFAS No. 123R. The following table illustrates the effect on net income earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 on stock-based employee compensation for the three months and six months ended September 30, 2005. As all options previously granted are vested, there was no effect on net income for the three and six month periods ended September 30, 2006.

                                                       Three Month Period     Six Month Period
                                                       ------------------     ----------------

                                                         2006      2005       2006       2005
                                                       -------    -------    -------    -------

Net income, as reported                                $   298    $   237    $   614    $   505

Add:  Stock-based employee compensation expense
     included in reported income, net of related tax
     effects                                                13         12         15         54

Deduct:  Total stock-based
    employee compensation expense
    determined under fair value
    based method for all awards,
    net of related tax effects                             (13)       (16)       (15)       (59)
                                                       -------    -------    -------    -------

    Pro forma net income                               $   298    $   233    $   614    $   500
                                                       =======    =======    =======    =======

Earnings per common share - basic:
    As reported                                        $  0.63    $  0.48    $  1.29    $  1.02

    Pro forma                                          $  0.63    $  0.47    $  1.29    $  1.00

Earnings per common share - diluted:
    As reported                                        $  0.60    $  0.46    $  1.23    $  0.97
    Pro forma                                          $  0.60    $  0.45    $  1.23    $  0.96

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

In December 2004, The Financial Accounting Standards Board (FASB) issued its Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement 123R), which addresses the accounting for employee stock options. This Statement requires the Company to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. This Statement was effective for the Company on April 1, 2006. There was no effect to the Company for the period ended September 30, 2006, as all outstanding stock options were vested as of September 1, 2005.

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

                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation

Business Strategy

First Robinson Savings Bank, N.A. is a community-oriented, locally owned financial institution offering community-banking services to residents and businesses of Crawford County, Illinois, our primary market area. Periodically, the Board of Directors and management meet to strategically plan for the future. We review and discuss both current and new products and services to determine their effect on our profitability and customer service. We also monitor current events and economic trends in our local area that could materially impact the Bank's earnings. At the present time, the employment market has remained stable in Crawford County and we anticipate no events or economic trends that could negatively affect the Bank. The recent and foreseen rise in interest rates should have a positive effect on the Bank, as management will endeavor to slow the growth of deposit rates in comparison to loan rates.

The strategic plan identifies the most critical issue to our success as consistent earnings. Net earnings have remained relatively consistent. A positive factor in maintaining consistent earnings is the Bank's overall asset quality, which is strong. The Bank continues to offer fixed rate residential real estate mortgages through programs with the Federal Home Loan Bank of Chicago and USDA Rural Development. Our Internet banking service, "Netteller" is very popular and the number of customers actively using the service is increasing. The program allows us to offer bill paying, cash management and also direct deposit and payroll services to our business customers. Currently, we are in the process of enhancing the security authentication of our internet banking product for customers. To date, we are aware of no breaches of security on our internet banking product. We also provide investment brokerage services to our customers through PrimeVest Financial Services. The service continues to grow and is also providing non-interest income. We are continuing to evaluate the viability of implementing an internal trust department and we hope to reach a decision by December 2006.

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

                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation

The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at September 30, 2006.

                                                          Loans Delinquent For:
                 ------------------------------------------------------------------------------------------------------------
                      30-89 Days(1)            90 Days and Over(1)             Nonaccrual            Total Delinquent Loans
                 --------------------------  -------------------------  -------------------------  ---------------------------
                                   Percent                    Percent                    Percent
                                   of                         of                         of                          Percent
                                   Loan                       Loan                       Loan                         of Loan
                 Number   Amount   Category  Number   Amount  Category  Number   Amount  Category   Number   Amount   Category
                 ------   ------   --------  ------   ------  --------  ------   ------  --------   ------   ------   --------
                                                              (Dollars in thousands)
Real Estate:
   One- to
   four-family       2   $ 36      0.10%        --        --        --      5     $197      0.53%       7     $233      0.63%
   Commercial
   and
   agricultural
   real estate       1      1      0.01         --        --        --     --       --                  1        1      0.01%

  Construction,
  land              --     --        --         --        --        --     --       --        --       --       --        --
 Consumer and
  other loans        6     15      0.26         --        --        --      1       32      0.56        7       47      0.82%

Commercial          --     --
  business and
  agricultural
  finance            1     25      0.29         --        --        --     --       --        --        1       25      0.29%
                  ----   ----      ----        ---       ---       ---   ----     ----      ----     ----     ----      ----

     Total          10   $ 77      0.11%        --        --        --      6     $229      0.32%      16     $306      0.43%
                  ====   ====      ====        ===       ===       ===   ====     ====      ====     ====     ====      ====

(1) Loans are still accruing.

Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. Foreclosed assets include assets acquired in settlement of loans.

                                        September      March      September
                                           30,           31,          30,
                                      -----------------------------------------
                                          2006         2006          2005
                                          ----         ----          ----

Non-accruing loans:
  One- to four-family                     $197          $444         $340
  Commercial and agricultural
     real estate                            --            66           --
  Consumer and other
  loans                                     32            37           --
  Commercial business and
  agricultural finance                      --             1           --
                                          ----          ----         ----
       Total                               229           548          340
                                          ----          ----         ----
Foreclosed assets:
  One- to four-family                       --            11           11
                                          ----          ----         ----
       Total                                --            11           11
                                          ----          ----         ----
Total non-performing assets               $229          $559         $351
                                          ====          ====         ====
Total as a percentage of total
  assets                                  0.03%         0.51%        0.33%
                                          ====          ====         ====


Gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $3,000 for the three months and $8,000 for the six months ended September 30, 2006 and $4,000 for the three months and $10,000 for the six months ended September 30, 2005.

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

In connection with the filing of its periodic reports with the OCC and in accordance with its classification of assets policy, the Bank regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at September 30, 2006, the Bank had classified a total of $856,000 of its assets as substandard and $203,000 as doubtful. At September 30, 2006, total classified assets comprised $1.1 million, or 9.3% of the Bank's capital, and 0.9% of the Bank's total assets.

Other Loans of Concern. As of September 30, 2006, there were $3.8 million in loans identified, but not classified, by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the business have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

Real estate properties acquired through foreclosure are recorded at the market fair value minus 20% of the market fair value if the property is appraised at $50,000 or less. If the property is appraised at greater than $50,000, then the property is recorded at the market fair value less 10% of the market fair value. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At September 30, 2006, the Bank had no real estate properties acquired through foreclosure.

Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At September 30, 2006, the Bank had a total allowance for loan losses of $770,000, representing 1.11% of the Bank's loans, net. At March 31, 2006, the Bank's total allowance for loan losses to the Bank's loans, net was at 1.15%.

                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation

         The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

                                            September 30, 2006                          March 31, 2006
                             ------------------------------------------- -------------------------------------------
                                                            Percent of                                 Percent of
                               Amount of        Loan       Loans in Each    Amount of                 Loans in Each
                               Loan Loss      Amounts by    Category to     Loan Loss   Loan Amounts   Category to
                               Allowance       Category     Total Loans     Allowance    by Category   Total Loans
                               ---------       --------     -----------     ---------    -----------   -----------
                                                             (Dollars in thousands)

One- to four-family           $    139        $ 37,430       52.93%          $    171      $ 35,669        53.34%
Multi-family                        --             523        0.74                 --           574         0.86
Commercial and
   agricultural real
estate                             376          13,745       19.44                354        14,127        21.13
Construction or
   development                      22           2,594        3.67                  8         1,776         2.66
Consumer and other loans            35           5,688        8.04                 42         4,453         6.66
State and Municipal

Governments                         --           2,008        2.84                 --         1,299         1.94
Commercial business
  and agricultural
  finance                          198           8,724       12.34                178         8,972        13.41
                                                            ------                                     ---------
Undisbursed potion of
loans                                             (735)                            --          (611)
                                              --------                       --------      --------
     Total                    $    770        $ 69,977      100.00%          $    753      $ 66,259       100.00%
                              ========        ========      ======           ========      ========    =========


         The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                      Three Months Ended      Six Months Ended
                                                        September 30,           September 30,
                                                    -----------------------------------------------
                                                          2006       2005       2006         2005
                                                          ----       ----       ----         ----
                                                                 (Dollars in thousands)

Balance at beginning of period...................         $760        $715       $753        $672

Charge-offs:
  One- to four-family............................            2         109          7         113
  Consumer and other loans.......................            9          16         15          22
                                                             -          --         --          --
Total charge-offs                                           11         125         22         135
                                                            --         ---         --         ---

Recoveries:
  One- to four-family............................            3          33          3          37
  Consumer and other loans.......................            3           7          6          11
                                                             -           -          -          --
Total
recoveries........................................           6          40          9          48
                                                            --         ---         --         ---
Net charge-offs .................................            5          85         13          87

Additions charged to operations..................           15          45         30          90
                                                            --          --         --          --

Balance at end of period.........................         $770        $675       $770        $675
                                                          ====        ====       ====        ====


Ratio of net charge-offs during the period to
 average loans outstanding during the period.....        0.01%       0.13%      0.02%       0.13%
                                                         =====       =====      =====       =====

Ratio of net charge-offs during the period to
 average non-performing assets...................        2.25%      22.71%      3.34%      26.04%
                                                         =====      ======      =====      ======

                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation

Overview

First Robinson Financial Corporation is the holding company for First Robinson Savings Bank, National Association. The Company is headquartered in Robinson, Illinois and operates three full service offices and one drive-up facility in Crawford County. The Company earned $614,000 for the first six months of the fiscal year 2007 versus $505,000 in the same period of fiscal year 2006, an increase of 21.6%. Earnings were positively impacted by an $60,000 increase in net interest income after provision, a $50,000 decrease in non-interest expense, and a $54,000 increase in non-interest income. Basic earnings per share for the 2007 six month fiscal period were $1.29 per share versus $1.02 per share for the same period of fiscal year 2006. Diluted earnings per share reflect the potential dilutive impact of stock options granted under the stock option plan. Diluted earnings per share for the six months of fiscal 2007 were $1.23 per share, versus $0.97 per share for the six months of fiscal year 2006.

Net income for the three month period ending September 30, 2006 was $298,000, versus $237,000 in the same period of 2005, an increase of 25.7%. Earnings were positively impacted by a $33,000 increase in net interest income after provision, and a $39,000 increase in non-interest income offset in part by a $5,000 increase in provision for income taxes and a $6,000 increase in net interest expense. Basic earnings per share for the September 30, 2006 three month period were $0.63 per share versus $0.48 per share for the same period of 2005. Diluted earnings per share reflect the potential dilutive impact of stock options granted under the stock option plan. Diluted earnings per share for the three months ending September 30, 2006 were $0.60 per share, versus $0.46 per share for the three months ending September 30, 2005.

Results of Operations

Net Interest Income

For the three-month period ended September 30, 2006, net interest income totaled $1.0 million, an increase of 0.3%, or $3,000, compared to the same period of 2005. The increase in net interest income is primarily due to an increase of 58 basis points in the yield on interest earning assets compared to only a 49 basis point increase in the yield of interest bearing liabilities. For the six-month period ended September 30, 2006, net interest income totaled $2.1 million, the same amount of net interest income for the six-month period ended September 30, 2005.

During the September 2006 quarter, total interest and dividend income increased $236,000, or 16.0%, to $1.7 million, versus $1.5 million during the same quarter of 2005. For the three-month period ended September 30, 2006, the yield on average-earning assets increased 58 basis points to 6.48% from the yield of 5.90% for the three-month period ended September 30, 2005. During the first six months of fiscal 2007, total interest and dividend income increased by $386,000, or 13.2%, to $3.3 million, versus $2.9 million during the first six months of fiscal 2006. The yield on average earning assets increased by 63 basis points to 6.42% for the six-month period ended September 30, 2006 versus 5.79% in the same period of 2005.

The average daily loan balances for the quarter ended September 30, 2006 increased $2.7 million, or 4.2%, to $67.9 million, versus $65.2 million for the same period of 2005. During the same period, loan interest income increased by $146,000, or 12.9%, to $1.3 million versus $1.1 million during the quarter ended September 30, 2005. The yield on loans increased 58 basis points to 7.51% from 6.93% for the September 30, 2006 quarter compared to the September 2005 quarter. The average daily loan balances for the six-month period ending September 30, 2006 increased 1.2% to $66.8 million, versus the average daily loan balances of $66.0 million for the same period of 2005. During the same period, loan interest income increased by $255,000, or 11.4%, to $2.5 million. The increase was the result of a 68 basis point increase in the yield on loans to 7.45% from 6.77% in the same six-month period of 2005.

The average daily securities balances, the Company's interest-earning demand deposits and the federal funds sold balances for the second quarter of fiscal year 2007 increased $2.9 million, or 8.6%, to $36.8 million, versus $33.9 million for the same period of fiscal year 2006. During the same period, income from these sources increased by $92,000, or 27.6%, to $425,000 versus $333,000 during the second quarter of fiscal year 2006. The increase was primarily the result of the 69 basis point increase in the yield on investments, to 4.62%, versus 3.93% in the second quarter of fiscal year 2006. The average daily balances of securities, interest-earning demand deposits and federal funds sold for the first six months of fiscal 2007 increased $1.3 million, or 3.7%, to $35.6 million, versus $34.4 million for the same period of fiscal year 2006. During the same periods, income from securities, interest-earning demand deposits and federal funds sold increased by $137,000, or 20.3%, to $812,000 versus $675,000 during the six months of fiscal 2006. The increase in investment interest income was primarily the result of the 63 basis point increase in the yields on investments, to 4.56% versus 3.93% in the six months of fiscal year 2006.

                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation

Dividends received from Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stocks decreased by $2,000, or 20.0%, when comparing the September 2006 quarter to the September 2005 quarter. The rate of return on the FRB stock remained steady at 6.0% for each quarter when comparing September 2006 to 2005. However, the rate earned on the FHLB stock decreased by 138 basis points from 4.56% for the September 2005 quarter to 3.18% to the September 2006 quarter. For the six months ended September 2006, dividends received from FHLB and FRB stock also decreased. Income from dividends decreased by $6,000, or 28.6% from $21,000 as of September 30, 2005 to $15,000 as of September 30, 2006. The decrease is a result of a 190 basis point decrease in the rate of return on the FHLB stock for the six-months ended September 30, 2006 to 3.12% from 5.02% for the six-months ended September 30, 2005. The dividends received from the FHLB could continue to decrease or remain steady due to the capital restructuring plan of the FHLB.

Total interest expense increased $233,000, or 52.5%, to $677,000 for the three-month period ended September 30, 2006, from $444,000 for the comparable period in 2005. The increase was primarily the result of a 49 basis point increase in the Company's daily cost of funds to 2.64%, versus 2.15% for the same period of 2005. Total interest expense also increased $386,000, or 45.8%, to $1.2 million for the six-month period ended September 30, 2006, from $843,000 for the comparable period in 2005. The increase was primarily the result of a 86 basis point increase in the Company's daily cost of funds to 2.86%, versus 2.00% for the same period of 2005.

On an average daily basis, total interest-bearing deposits decreased $518,000, or 0.7%, to $73.0 million for the three-month period ended September 30, 2006, versus $73.5 million in the same period in 2005. The average cost of funds increased by 42 basis points to 2.45% for the September 2006 quarter versus the September 2005 quarter at 2.03%. The average daily balance of interest-bearing deposits for the six-month period ended September 2006 also decreased by $1.4 million, or 1.9%, to $74.1 million from $75.5 million. When comparing the average cost of funds for the September 2006 six-month period to the same period ending September 30, 2005 there was an increase of 71 basis points from 1.89% to 2.60%.

Average daily balances of long-term borrowings for the September 2006 quarter decreased by $1.0 million from the September 2005 quarter. The $1.0 million FHLB advance matured February 28, 2006. Therefore, there was no interest expense for long term borrowings for the quarter nor the six-months ended September 30, 2006. There were also no overnight borrowings utilized during the quarter nor six-months ended September 30, 2006. Advance interest expense decreased by $16,000, or 100.0%, for the quarter ended September 30, 2006 and by $31,000, or 100.0% for the six-months ended September 30, 2006.

For the three-months ended September 30, 2006 versus the same period of 2005, the average daily balance of short-term borrowings increased $7.8 million, or 100.2%, from $7.7 million to $15.5 million. The average cost of funds also increased for the September 2006 quarter by 168 basis points from 2.84% to 4.52%. The average daily balance of short-term borrowings for the six-months ended September 30, 2006 increased by $2.1 million, or 28.8%, to $9.5 million from $7.4 million for the six-month period ending September 30, 2005. The average cost of funds also increased by 168 basis points to 4.35% from 2.67% when comparing the six-months of fiscal year 2007 to fiscal year 2006.

Provision for Loan Losses

The provision for loan losses for the quarter ended September 30, 2006 was $15,000. This was 66.7% less than the provision for loan losses for the quarter ended September 30, 2005 at $45,000. The six-month period ending September 30, 2006 also reflects a 66.7% decrease in provision when compairing to the six-months ending September 30, 2005. The loan loss provision was $30,000 for the six-months ending September 30, 2006 compared to $90,000 at September 30, 2005. The provision for all periods reflects management's analysis of the Company's loan portfolio based on the information which was available to the Company. Management meets on a quarterly basis to review the adequacy of the allowance for loan losses based on Company guidelines. Classified loans are reviewed by the loan officers to arrive at specific reserve levels for those loans. Once the specific reserve for each loan is calculated, management calculates general reserves for each loan category based on a combination of loss history adjusted for current national and local economic conditions, trends in delinquencies and charge-offs, trends in volume and term of loans, changes in underwriting standards, and industry conditions. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company's management believes that, as of September 30, 2006, its allowance for loan losses was adequate.

                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation

Non-interest Income

Non-interest income categories for the three and six-month periods ended September 30, 2006 and 2005 are shown in the following table:

                                                        Three Months Ended
                                                          September 30,
                                                  ------------------------------
   Non-interest income:                           2006        2005      % Change
                                                  ----        ----      --------
                                                         (In thousands)
     Charges and fees on deposit accounts         $231        $203        13.8%
     Charges and other fees on loans                 7           7        ----
     Net gain on sale of loans                      20          14        42.9
     Other                                          72          67         7.5
                                                  ----        ----        ----

       Total Non-Interest Income                  $330        $291         13.4%
                                                  ====        ====        =====

                                                         Six Months Ended
                                                          September 30,
                                                  ------------------------------
   Non-interest income:                           2006        2005      % Change
                                                  ----        ----      --------
                                                         (In thousands)
     Charges and fees on deposit accounts         $419        $388         8.0%
     Charges and other fees on loans                13          12         8.3
     Net gain on sale of loans                      47          30        56.7
     Net gain on sale of foreclosed property       ---           5      (100.0)
     Other                                         142         132         7.6
                                                  ----        ----        ----

       Total Non-Interest Income                  $621        $567          9.5%
                                                  ====        ====        =====

Charges and fees on deposit accounts increased $28,000 for the three-month and $31,000 for the six-month periods ended September 30, 2006 versus the same periods in 2005. In June of 2006, the Company increased the amount they will allow customers to overdraw their accounts. This has led to increased fee income in overdrawn fees.

Charges and other fees on loans were relatively steady in both the three and six-month periods when compared to the same periods in 2005.

The increase in gains on the sale of loans resulted primarily from an increase in the amount earned on each loan sold during the three-month period ended September 30, 2006 versus the same period in 2005. During the September 30, 2006 quarter, the Company negotiated a new contract on the sale of the rural housing loans and was able to increase the amount earned on those sales from an average of approximately $300 per loan to an average of approximately $1,000 per loan. This new contract was also a factor in the increased income for the six-months ended September 30, 2006 compared to 2005. The Company also sold $2.2 million in mortgage loans versus $1.5 million in the comparable period of fiscal year 2006. The increased volume also attributed to the increased income.

Other income consists of normal recurring fee income such as commissions from PrimeVest Investment Services, our investment brokerage service, the cash value of life insurance, ATM/Debit card interchange income and fees, and safe deposit box rent, as well as other income that management classifies as non-recurring. Other income increased $5,000 and $10,000, respectively, in the three and six-month periods ended September 30, 2006 versus the same period of 2005. The primary driver behind the increases in the three and six-month periods can be attributed to the increase in ATM/Debit card fees received.

                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation

Non-interest Expense

Non-interest expense categories for the three and six-month periods ended September 30, 2006, and 2005 are shown in the following table:

                                                        Three Months Ended
                                                          September 30,
                                                  ------------------------------
                                                  2006        2005      % Change
                                                  ----        ----      --------
Non-interest expense:                                     (In thousands)
     Compensation and employee benefits           $482        $483       (0.2)%
     Occupancy and equipment                       131         132       (0.8)
     Foreclosed property expense                     1           1         ---
     Data processing                                49          46         6.5
     Audit, legal and other professional            36          43       (16.3)
     Advertising                                    29          31         6.5
     Telephone and postage                          23          25        (8.0)
     Other                                         136         120        13.3
                                                  ----        ----        ----

       Total Non-Interest Expense                 $887        $881        0.7%
                                                   ===         ===        ====

                                                        Six Months Ended
                                                         September 30,
                                                  ------------------------------
                                                  2006        2005      % Change
                                                  ----        ----      --------
Non-interest expense:                                     (In thousands)
     Compensation and employee benefits           $945      $1,008        (6.3)%
     Occupancy and equipment                       265         263         0.8
     Foreclosed property expense                     1           2       (50.0)
     Data processing                                97          88         10.2
     Audit, legal and other professional            70          89       (21.3)
     Advertising                                    59          61        (3.3)
     Telephone and postage                          46          45         2.2
     Net loss on sale of foreclosed property         2         ---         ---
     Other                                         268         247         8.5
                                                  ----        ----        ----

       Total Non-Interest Expense               $1,753      $1,803        (2.8)%
                                                ======      ======        ======

Compensation and employee benefits was virtually unchanged from the three-months ended September 30, 2006 compared to the three-months ended September 30, 2005. However, compensation and employee benefits did decrease by $63,000 for the six-month period ending September 2006 compared to the six-months ended September 30, 2005. There was a decrease in the three-month period of $8,000 in life and health insurance, but this decrease was offset by increases of $3,000 each in director's fees and salaries and an increase of $2,000 in expense related to options exercised. The decrease in the six-month period can also be attributed, in part, to a $50,000 decrease in expense related to options exercised, a decrease of $17,000 in life and health insurance costs and a $14,000 decrease in the fair value of the shares held in the Directors
Retirement Plan. These decreases were offset by an increase of $16,000 in salaries.

Occupancy and equipment expense decreased by $1,000 for the three-month periods ending September 30, 2006 compared to September 30, 2005 and increased by $2,000 when comparing the six-month periods ending September 30, 2006 to September 30, 2005. Heating and electric expense could increase in the coming months due to the de-regulation of electricity and the open market auction held for the utility companies to purchase electricity.

                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation

Audit, legal and other professional fees decreased primarily due to decreases in legal and audit expense for both the three-month and six-month periods.

Other expense includes miscellaneous operating expenses such as office supplies, ATM/Debit card interchange fees, check processing fees, loan expenses, federal deposit insurance premiums and assessments by the bank regulators among others. When comparing the September 30, 2006 quarter to the September 30, 2005 quarter, the increase of $16,000 in other expenses can be attributed, in part, to increases in expenses related to our bounce protection program and stationary and printing costs. The increase of $21,000 in other expenses in the six-month period ending September 30, 2006 verses the same period in 2005 is, in part, the result of increases in stationary and printing costs, bounce protection program expenses and loan expenses.

Income Tax Expense

Income tax expense increased $5,000, or 3.2%, for the three-month ending September 30, 2006, compared to the same period in 2005. Income tax expense for the six-moth period increased $55,000, or 21.6%, compared to the same period of 2005. Both increases were primarily attributable to increased profitability. The combined state and federal income tax expense as a percentage of income before income tax expense decreased to 35.1% during the three-month period of 2006 compared to 39.7% during the same period in 2005. It remained steady at 33.6% for both the six-month periods ending September 30, 2006 and 2005.

Financial Condition

Total assets of the Company increased by $5.7 million, or 5.2%, to $115.1 million at September 30, 2006 from $109.4 million at March 31, 2006. The increase in assets was primarily due to an increase of $3.7 million, or 5.7%, in loans, net, an increase of $1.3 million , or 4.1%, in available for sale securities, and an increase of $634,000, or 8.6%, in cash and cash equivalents.

The Company's federal funds sold increased by $1.4 million, or 39.5%, to $4.9 million at September 30, 2006 from $3.5 million at March 31, 2006. The increase in federal funds sold was offset, in part, by a decrease of $656,000, or 19.7%, in cash and due from banks. The total increase in cash and cash equivalents of $634,000 was primarily a result of the increase in other borrowings.

Available-for-sale investment securities amounted to $31.8 million at September 30, 2006 compared to $30.5 million at March 31, 2006, a $1.3 million increase. The increase resulted from $3.7 million in investment purchases and the amortization of $4,000 of premiums and discounts on investments partially offset by $2.5 million in repayments on mortgage-backed securities and a $27,000 increase in the market valuation of the available-for-sale portfolio. The investment portfolio is managed to limit the Company's exposure to risk by containing mostly mortgage-backed securities and other securities which are either directly or indirectly backed by the federal government or a local municipal government.

The Company's net loan portfolio increased by $3.7 million to $69.2 million at September 30, 2006 from $65.5 million at March 31, 2006. Gross loans increased by $3.8 million while undisbursed loan proceeds of closed-end lines of credit increased by $124,000 and the allowance for loan losses increased by $17,000. Loans on one to four-family real estate increased by $1.8 million, or 4.9%, consumer and other loans increased $1.2 million, or 27.7% and construction and development loans increased $818,000, or 46.1%. These increases are offset, in part, by decreases in commercial nonresidential real estate and farmland loans of $382,000, or 2.7%, and a decrease of $248,000, or 2.8%. commercial business and agricultural finance loans.

At September 30, 2006 the allowance for loan losses was $770,000, or 1.11%, of the net loan portfolio, which increased $17,000 from the allowance for loan losses at March 31, 2006 at $753,000, or 1.15%, of the net loan portfolio. During the first six-months of fiscal 2007, the Company charged off $22,000 of loan losses, $15,000 of which were in consumer and other loans, and $7,000 pertained to one loan secured by a 1-4 family residential property. The chargeoffs of $22,000 were partially offset by $9,000 in recoveries, consisting of $6,000 in consumer and other loans and $3,000 in 1-4 family residential loans. Management reviews the adequacy of the allowance for loan losses quarterly, and believes that its allowance is adequate; however, the Company cannot assure that future chargeoffs and/or provisions will not be necessary. See "Asset Quality" for further information on delinquencies.

                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation

As of September 30, 2006, the Company had no real estate properties held for sale. At March 31, 2006, the Company had one property at $11,000 which was sold for a net loss of $2,000. Foreclosed assets are carried at lower of cost or net realizable value.

Adjustments to deferred income taxes for the tax effect of the decrease in market value of investment securities available for sale resulted in a deferred tax asset of $221,000 at September 30, 2006 compared to a deferred tax asset of $211,000 at March 31, 2006.

Total deposits decreased by $1.7 million to $84.5 million at September 30, 2006 from $86.2 million at March 31, 2006. The 2.0% decrease in total deposits was due to decreases of $1.9 million in savings and money market accounts and $1.4 million in non-interest bearing demand deposits. Offsetting these decreases was an increase of $979,000 in certificates of deposit and an increase of $587,000 in NOW accounts. The decrease in savings and money markets can be partially attributed to a local school district, that keeps the majority of their funds in a savings account, using those funds for the completion of a new school building. Also, since rates have been on the rise, customers may be moving funds into certificate of deposits from low or non-interest bearing accounts.

Federal Home Loan Bank advances remained unchanged with no borrowings at September 30, 2006 and March 31, 2006. However, other borrowings consisting entirely of repurchase agreements, increased $7.3 million, or 67.9%. The obligations are secured by mortgage-backed securities and US Government agency obligations held in safekeeping at the Federal Home Loan Bank of Chicago. At September 30, 2006, the average rate on the repurchase agreements was 4.57% compared to 4.10% at March 31, 2006. These agreements mature periodically within 24 months.

Advances from borrowers for taxes and insurance decreased by $64,000 from $126,000 at March 31, 2006 to $62,000 at September 30, 2006. Accrued income taxes payable increased $22,000. Accrued interest payable increased by $38,000 due to the rise in interest rates on variable rate deposit accounts. Other liabilities decreased $48,000 from $586,000 at March 31, 2006 to $538,000 at September 30, 2006, primarily due to the payment of real estate taxes due on the Company's facilities.

Stockholders' equity at September 30, 2006 was $11.5 million compared to $11.4 million at March 31, 2006, an increase of $105,000. The increase in stockholders' equity can be attributed to the increases in retained earnings of $614,000 in net income offset by $273,000 in dividends declared and paid, and an increase in additional paid-in-capital of $55,000 consisting of $41,000 in the valuation of shares in the employee stock ownership plan and $14,000 in options exercised. These increases were offset, in part, by the decrease of $17,000 in accumulated comprehensive income due to the decrease in the fair value of securities available for sale, net of related tax effect and the purchase of Treasury shares of First Robinson Financial stock in the amount of $322,000, offset by $30,000 in Treasury shares distributed for options exercised.

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

Liquidity resources are used principally to meet outstanding commitments on loans, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. The Company anticipates no foreseeable problems in meeting current loan commitments. At September 30, 2006, outstanding commitments to extend credit, amounted to $16.8 million (including $6.0 million, in available revolving commercial and agricultural lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet any foreseeable liquidity needs.

The Company maintains a $25.0 million line of credit with the FHLB, which was not utilized except as described below as of September 30, 2006. This line can be accessed immediately. The Company regularly uses FHLB Letters of Credit as security for public unit deposits. The available line of credit with the FHLB is reduced by the amount of these letters of credit. As of September 30, 2006, $4.2 million in FHLB letters of credit were pledged. In addition to the Letters of Credit, the available line of credit with the FHLB is also reduced by $1.2 million for the credit enhancement reserve established as a result of the participation in the FHLB Mortgage Partnership Finance ("MPF") program. The Company also maintains a $5.0 million revolving line of credit and a $600,000 revolving line of credit with Independent Banker's Bank located in Springfield, Illinois. The Company has also established borrowing capabilities at the discount window with the Federal Reserve Bank of St. Louis.

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

                      FIRST ROBINSON FINANCIAL CORPORATION
            Management's Discussion and Analysis or Plan of Operation

Regulatory Capital

At September 30, 2006, the Bank was in compliance with all of the aforementioned capital requirements as summarized below:

                                                                                                      September 30, 2006
                                                                                                      ------------------
                                                                                                        (In thousands)
                                                                                                        --------------
Tier I Capital:
         Common stockholders' equity                                                                        $11,349
         Unrealized loss (gain) on securities available for sale                                                368
         Less disallowed intangible assets                                                                     (13)

           Total tier I capital                                                                              11,704

Tier II Capital:
         Total tier I capital                                                                                11,704
         Qualifying allowance for loan losses                                                                   770

           Total risk-based capital                                                                          12,474

Risk-weighted assets                                                                                         67,837
Quarter average assets                                                                                      113,584

                                                                                                       To be Well Capitalized
                                                                                                           Under the Prompt
                                                                               For Capital                 Corrective Action
                                                Actual                      Adequacy Purposes                 Provisions
                                                ------                      -----------------                 ----------
                                         Amount         Ratio             Amount          Ratio           Amount          Ratio
                                         ------         -----             ------          -----           ------          -----
  As of September 30, 2006:
     Total Risk-Based Capital
       (to Risk-Weighted Assets)        $12,474        18.39%             $5,427          8.00%            $6,784        10.00%
    Tier I Capital
      (to Risk-Weighted Assets)          11,704        17.25               2,713          4.00              4,070         6.00
    Tier I Capital
      (to Average Assets)                11,704        10.30               4,543          4.00              5,679         5.00

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

                            PART II OTHER INFORMATION

Item 1.           Legal Proceedings
                   None

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds
                   The following table provides information about purchases by the Company for the quarter ended September 30, 2006 regarding the Company's common stock.

PURCHASES OF EQUITY SECURITIES BY COMPANY (1)
----------------------- ------------------- ---------------------- ------------------------ -------------------------
Period                  Total Number of     Average Price Paid     Total Number of Shares   Maximum Number of
                        Shares Purchased    per Share              Purchased as Part of     Shares that May Yet Be
                                                                   Publicly Announced       Purchased Under the
                                                                   Plans or Programs        Plans or Programs
----------------------- ------------------- ---------------------- ------------------------ -------------------------
7/1/2006 - 7/31/2006     ---                $---                   ---                      13,537
------------------------ ------------------ ---------------------- ------------------------ -------------------------
8/1/2006 - 8/31/2006      9,000              25.11                  9,000                    4,537
------------------------ ------------------ ---------------------- ------------------------ -------------------------
9/1/2006 - 9/30/2006      1,000              25.00                  1,000                    3,537
------------------------ ------------------ ---------------------- ------------------------ -------------------------
Total                    10,000             $25.10                 10,000                    3,537
------------------------ ------------------ ---------------------- ------------------------ -------------------------

(1) On January 17, 2006, the Board of Directors of First Robinson Financial Corporation approved a repurchase program of its equity stock. The Company may repurchase up to 25,000 shares of the Company's common stock from time to time, in the open market, when deemed appropriate by management. The program approved January 17, 2006 will expire on December 31, 2006 or when 25,000 of the Company's outstanding shares are purchased. As of September 30, 2006, the number of shares held in Treasury were 365,404.

Item 3.           Defaults Upon Senior Executives
                    None

Item 4.           Submission of Matters to a Vote of Security Holders

(a)               On July 27,  2006,  the  Company  held its  Annual  Meeting of
                  Stockholders.

(b) At the meeting, J. Douglas Goodwine and Robin E. Guyer were elected as directors for terms to expire in 2009. Those directors continuing in office are Donald K. Inboden, Rick L. Catt, Steven E. Neeley, Scott F. Pulliam and William K. Thomas.

(c)               Stockholders voted on the following matters:

                  (i)   The  election  of the  following  two  directors  of the
                        Corporation:

                                                                      BROKER
VOTES:                     FOR           WITHHELD       ABSTAIN      NON-VOTES
------                     ---           --------       -------      ---------

J. Douglas Goodwine      312,119              200           ---            ---

Robin E. Guyer           309,915            2,404           ---            ---

                  (ii) The ratification of the appointment of BKD, LLP as auditors for the Company for the fiscal year ending March 31, 2007:

                                                                      BROKER
VOTES:                     FOR           WITHHELD       ABSTAIN      NON-VOTES
------                     ---           --------       -------      ---------

                        311,319             1,000           ---            ---

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

                                     FIRST ROBINSON FINANCIAL
                                     CORPORATION

Date:    November 13, 2006            /s/ Rick L. Catt
                                      ----------------
                                     Rick L. Catt
                                     President and Chief Executive Officer

Date:    November 13, 2006           /s/ Jamie E. McReynolds
                                     -----------------------
                                     Jamie E. McReynolds
                                     Chief Financial Officer and Vice President

                                  EXHIBIT INDEX

Exhibit No.

31.1        Certification   by  the  CEO   pursuant   to  Section   302  of  the
            Sarbanes-Oxley Act of 2002

31.2        Certification   by  the  CFO   pursuant   to  Section   302  of  the
            Sarbanes-Oxley Act of 2002

32 Certifications of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002