Form 10QSB
period 2006-12-31
FIRST ROBINSON FINANCIAL CORP
filed 2007-02-14
CIK 1035991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

Commission File Number: 0-29276

FIRST ROBINSON FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	36-4145294
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer ID Number

501 EAST MAIN STREET, ROBINSON, ILLINOIS         62454
(Address of principal executive offices)                       (Zip Code)

Registrant’s telephone number, including area code (618) 544-8621

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒     NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐   NO ☒

As of February 13, 2007, the Registrant had 487,750 shares of Common Stock, par value $0.01, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

YES ☐   NO ☒

FIRST ROBINSON FINANCIAL CORPORATION

Item 1:
FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	(Unaudited)
	December 31, 2006	March 31, 2006
ASSETS
Cash and cash equivalents	$7,225	$7,389
Available-for-sale securities	32,326	30,535
Loans, net of allowance for loan losses of $755 and $753
at December 31, 2006 and March 31, 2006, respectively	72,475	65,506
Federal Reserve and Federal Home Loan Bank stock	799	831
Premises and equipment, net	2,570	2,640
Foreclosed assets held for sale, net	—	11
Interest receivable	656	645
Deferred income taxes	192	241
Cash surrender value of life insurance	1,327	1,290
Other assets	352	340

Total Assets	$117,922	$109,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	86,212	86,202
Securities sold under agreements to repurchase	18,693	10,774
Advances from borrowers for taxes and insurance	77	126
Accrued income taxes	206	168
Interest payable	184	156
Other liabilities	561	586
Total Liabilities	105,933	98,012

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock, $.01 par value; authorized 500,000 shares,
no shares issued and outstanding
Common stock, $ .01 par value; authorized 2,000,000 shares; 859,625 shares issued;
outstanding December 31, 2006 - 487,750 shares; March 31, 2006 - 498,050 shares	9	9
Additional paid-in capital	8,415	8,722
Retained earnings	9,511	8,878
Unearned RRP shares	—	(125)
Unearned ESOP	—	(41)
Unearned incentive compensation	—	(262)
Treasury stock, at cost
Common: December 31, 2006 - 364,644 shares; March 31, 2006 - 354,344 shares	(5,701)	(5,414)
Accumulated other comprehensive loss	(245)	(351)
Total Stockholders’ Equity	11,989	11,416

Total Liabilities and Stockholders’ Equity	$117,922	$109,428

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Month Periods Ended December 31, 2006 and 2005
(In thousands, except per share data)
(Unaudited)

	Three Month Period		Nine Month Period
	2006	2005	2006	2005

Interest and Dividend Income:
Loans	$1,360	$1,145	$3,849	$3,379
Securities:
Taxable	398	334	1,162	973
Tax-exempt	25	24	74	60
Dividends on FRB and FHLB stock	7	—	22	21

Total Interest and Dividend Income	1,790	1,503	5,107	4,433

Interest Expense:
Deposits	529	406	1,485	1,118
Federal Home Loan Bank advances	—	17	—	49
Other borrowings	187	70	461	169

Total Interest Expense	716	493	1,946	1,336

Net Interest Income	1,074	1,010	3,161	3,097

Provision for Loan Losses	15	45	45	135

Net Interest Income After Provision for Loan Losses	1,059	965	3,116	2,962

Non-interest income:
Charges and fees on deposit accounts	221	183	640	571
Charges and other fees on loans	7	6	20	18
Net gain on sale of loans	26	17	73	47
Net gain on sale of foreclosed assets	—	—	—	5
Other	72	58	214	190

Total Non-Interest Income	326	264	947	831

Non-interest expense:
Compensation and employee benefits	529	458	1,474	1,465
Occupancy and equipment	138	127	404	391
Foreclosed property expense	—	—	1	2
Data processing	64	45	161	133
Audit, legal and other professional	37	45	106	134
Advertising	32	18	91	79
Telephone and postage	23	21	69	66
Net loss on sale of foreclosed property	—	—	2	—
Other	126	139	394	386

Total Non-Interest Expense	949	853	2,702	2,656

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Month Periods Ended December 31, 2006 and 2005
(In thousands, except per share data)
(Unaudited)

	Three Month Period		Nine Month Period
	2006	2005	2006	2005

Income before income tax	436	376	1,361	1,137

Provision for income taxes	144	133	455	389

Net Income	$292	$243	$906	$748

Earnings Per Share-Basic	$0.62	$0.50	$1.91	$1.52
Earnings Per Share-Diluted	$0.59	$0.48	$1.83	$1.45

Comprehensive Income

Net Income	$292	$243	$906	$748

Other Comprehensive Income (Loss):

Unrealized gains (losses) on securities	197	(325)	170	(330)

Related tax effects	(74)	122	(64)	124

Other Comprehensive Income (Loss)	123	(203)	106	(206)

Comprehensive Income	$415	$40	$1,012	$542

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Month Periods Ended December 31, 2006 and 2005
(In thousands)
(Unaudited)

	Nine Month Period
	2006	2005

Cash flows from operating activities:
Net income	$906	$748
Items not requiring (providing) cash:
Depreciation and amortization	172	191
Provision for loan losses	45	135
Amortization of premiums and discounts on securities	(11)	36
Amortization of loan servicing rights	30	23
Compensation related to ESOP	102	108
Compensation related to the exercise of options	66	94
Deferred income taxes	(15)	41
Federal Home Loan Bank Stock dividends	—	(23)
Originations of mortgage loans held for sale	(3,467)	(2,469)
Proceeds from the sale of mortgage loans	3,540	2,516
Net gain on loans sold	(73)	(47)
Net (gain) loss on sale of foreclosed property	2	(5)
Changes in:
Interest receivable	(11)	78
Cash surrender value of life insurance	(37)	(34)
Other assets	(42)	(84)
Accrued income taxes	38	98
Interest payable	28	37
Other liabilities	(25)	(2)

Net cash provided by operating activities	1,248	1,441

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	—	1,500
Purchase of securities available for sale	(5,010)	(7,854)
Sale of Federal Home Loan Bank Stock	32	—
Repayment of principal on mortgage-backed securities	3,400	4,143
Net change in loans	(7,014)	1,007
Proceeds from sale of foreclosed assets	9	19
Purchase of premises and equipment	(102)	(141)

Net cash used in investing activities	(8,685)	(1,326)

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Month Periods Ended December 31, 2006 and 2005
(In thousands)
(Unaudited)

	Nine Month Period
	2006	2005

Cash flows from financing activities:
Net increase (decrease) in deposits	$10	$(5,088)
Advances from Federal Home Loan Bank	—	19,320
Repayment of FHLB Advances	—	(19,320)
Proceeds from other borrowings	104,310	75,751
Repayment of other borrowings	(96,391)	(73,689)
Purchase of incentive plan shares	(9)	(8)
Purchase of treasury stock	(350)	(484)
Proceeds received from exercise of options	25
Dividends paid	(273)	(263)
Net decrease in advances
from borrowers for taxes and insurance	(49)	(44)

Net cash provided by (used in) financing activities	7,273	(3,825)

Decrease in cash and cash equivalents	(164)	(3,710)

Cash and cash equivalents at beginning of period	7,389	8,848

Cash and cash equivalents at end of period	$7,225	$5,138

Supplemental Cash Flows Information

Interest paid	$1,919	$1,303

Income taxes paid (net of refunds)	432	249

Real estate acquired in settlement of loans	—	11

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of First Robinson Financial Corporation (the “Company”) and its wholly owned subsidiary, First Robinson Savings Bank, National Association (the “Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management of the Company, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at December 31, 2006 and the results of its operations for the three months and nine months ended December 31, 2006 and 2005 and cash flows for the nine-month periods ended December 31, 2006 and 2005. The results of operations for those months ended December 31, 2006 are not necessarily indicative of the results to be expected for the full year.

The Condensed Consolidated Balance Sheet of the Company, as of March 31, 2006, has been derived from the audited Consolidated Balance Sheet for the Company as of that date.

2. Employee Stock Ownership Plan

In connection with the conversion to the stock form of ownership, the Board of Directors established an employee stock ownership plan (ESOP) for the exclusive benefit of participating employees. Employees age 21 or older who have completed one year of service are eligible to participate. Upon the issuance of the common stock, the ESOP acquired 68,770 shares of $0.01 par value common stock at the subscription price of $10.00 per share. The Bank makes contributions to the ESOP equal to the ESOP’s debt service less dividends received by the ESOP. Dividends on the unallocated shares received by the ESOP are used to pay debt service. As the debt is repaid, shares are released from collateral and allocated to active employees. Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the condensed consolidated balance sheets. As shares are released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share calculations. Dividends on allocated shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt or accrued interest. ESOP compensation expense for the three month periods ended December 31, 2006 and 2005 was $34,000 and $36,000 respectively. The expense for the nine-month periods ended December 31, 2006 and 2005 was $102,000 and $108,000 respectively.

3. Authorized Share Repurchase Program

On January 17, 2006, the Board of Directors of First Robinson Financial Corporation approved a repurchase program of its equity stock. The announcement of the program was filed purusant to Form 8-K. This program expired on December 31, 2006 with 22,563 of the authorized 25,000 shares being repurchased. The Board of Directors of First Robinson Financial Corporation approved a subsequent repurchase program on January 16, 2007. The announcement of the program was also filed purusant to Form 8-K. The Company may repurchase up to 25,000 shares of the Company’s common stock from time to time, in the open market, when deemed appropriate by management. The progam approved January 16, 2007 will expire the earlier of December 31, 2007 or when 25,000 of the Company’s outstanding shares are repurchased.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Earnings Per Share for the Three Month Periods

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to the increase in the average shares outstanding which would have resulted from the exercise of dilutive stock options. The components of basic and diluted earnings per share for the three months ended December 31, 2006 and 2005 were computed as follows (dollar amounts in thousands except share data):

		Weighted
		Average	Per Share
	Income	Shares	Amount

For the Quarter Ended December 31, 2006:

Basic Earnings per Share:
Income available to common stockholders	$292	471,337	$0.62

Effect of Dilutive Securities:
Unearned incentive plan shares		15,442
Stock options		6,359

Diluted Earnings per Share:
Income available to common stockholders	$292	493,138	$0.59

For the Quarter Ended December 31, 2005:

Basic Earnings per Share:
Income available to common stockholders	$243	485,560	$0.50

Effect of Dilutive Securities:
Unearned incentive plan shares		14,561
Stock options		9,096

Diluted Earnings per Share:
Income available for common stockholders	$243	509,217	$0.48

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Earnings Per Share for the Nine Month Periods

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to the increase in the average shares outstanding which would have resulted from the exercise of dilutive stock options. The components of basic and diluted earnings per share for the nine months ended December 31, 2006 and 2005 were computed as follows (dollar amounts in thousands except share data):

		Weighted
		Average	Per Share
	Income	Shares	Amount

For the Nine Month Period Ended December 31, 2006:

Basic Earnings per Share:
Income available to common stockholders	$906	474,826	$1.91

Effect of Dilutive Securities:
Unearned incentive plan shares		15,343
Stock options		6,283

Diluted Earnings per Share:
Income available to common stockholders	$906	496,452	$1.83

For the Nine Month Period Ended December 31, 2005:

Basic Earnings per Share:
Income available to common stockholders	$748	492,930	$1.52

Effect of Dilutive Securities:
Unearned incentive plan shares		14,480
Stock options		8,848

Diluted Earnings per Share:
Income available for common stockholders	$748	516,258	$1.45

5. Stock-based Compensation

On July 29, 1998, the stockholders of the Company approved a Stock Option Plan (“SOP”) and a Recognition and Retention Plan (“RRP”). Options and restricted shares were granted to directors, officers and employees at the fair value of the shares as of that date. The plans were for a period of ten (10) years with a five year vesting period for both plans from the date of the grant. Prior to April 1, 2006 the Company accounted for the Plan under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations Historically, stock-based employee compensation cost was not recognized until options were exercised. Through the fiscal year ending March 31, 2003, compensation expense was recognized for restricted shares awards ratably over the period of service, usually the restricted period, based on the fair value of the stock on the date of grant.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share Based Payment," which established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, and focuses primarily on accounting for transactions in which an entity obtains employee services. The SFAS requires a public entity to measure the cost of employee services received in exchange for its equity instruments based on the fair value at the grant date (with limited exceptions) and recognize that cost over the service period. This statement revises SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004). As a result of adopting SFAS No. 123R on April 1, 2006, the Company did not record any additional compensation expense, as no stock options had been granted in recent years and options granted were fully vested prior to adoption. However, on April 1, 2006, the Company reclassified $125,000 of unearned compensation related to previously recognized compensation for restricted share awards that had been vested as of that date to additional paid-in capital as these awards represent equity awards as defined in SFAS No. 123R. The following table illustrates the effect on net income earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 on stock-based employee compensation for the three months and nine months ended December 31, 2005. As all options previously granted are vested, there was no effect on net income for the three and six month periods ended December 31, 2006.

	Three Month Period		Nine Month Period
	2006	2005	2006	2005

Net income, as reported	$292	$243	$906	$748

Add: Stock-based employee compensation expense included in reported income, net of related tax effects	—	—	—	54

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—	—	(59)

Pro forma net income	$292	$243	$906	$743

Earnings per common share - basic:
As reported	$0.62	$0.50	$1.91	$1.52

Pro forma	$0.62	$0.50	$1.91	$1.51

Earnings per common share - diluted:
As reported	$0.59	$0.48	$1.83	$1.45

Pro forma	$0.59	$0.48	$1.83	$1.44

6. Recent Accounting Pronouncements

Generally accepted accounting principals are complex and require management to apply significant judgements to various accounting, reporting and disclosure matters. Management of the Company must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company’s significant accounting policies, see “Notes to the Consolidated Financial Statements” in the Company’s 2006 Annual Report. Certain policies are considered critical because they are highly dependent on subjective or complex judgements, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of the Company’s Board of Directors. For a discussion of applying critical accounting policies, See “Significant Accounting Policies” in the Company’s 2006 Annual Report.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (“SFAS No. 156”), Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with deriatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. Statement No. 156 is effective as of the entity’s first fiscal year beginning after September 15, 2006. Earlier adopotion is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements for any period of that fiscal year. The Company plans to adopt the statement on April 1, 2007 and is in the process of assessing the impact, if any, of the adoption of this statement on the financial results.

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

In September, 2006, FASB issued SFAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our financial reporting and disclosures.

In September, 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R), which requires recognition of a net liability or asset to report the funded status of defined benefit pension and other postretirement plans on the balance sheet and recognition (as a component of other comprehensive income) of changes in the funded status in the year in which the changes occur. Additionally, SFAS No. 158 requires measurement of a plan's assets and obligations as of the balance sheet date and additional annual disclosures in the notes to the financial statements. The recognition and disclosure provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006, while the requirement to measure a plan's assets and obligations as of the balance sheet date is effective for fiscal years ending after December 15, 2008. We are currently evaluating the impact the adoption of SFAS No. 158 will have on our financial reporting and disclosures.

Item 2:

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

When used in this filing and in future filings by First Robinson Financial Corporation (the “Company”) with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, changes in accounting principles, policies or guidelines, fluctuations in interest rates, demand for loans in the Company’s market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected. References in this filing to “we”, “us” , and “our” refer to the Company and/or the Bank, as the content requires.

The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and advises readers that various factors, including regional and national economic conditions; substantial changes in levels of market interest rates; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; credit and other risks of lending and investment activities; demand for loan products; deposit flows; competition; and accounting principals, policies and guidelines, could affect financial performance and could cause actual results for future periods to differ materially from those anticipated or projected. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

General

First Robinson Financial Corporation’s (the “Company”) principal business, through its operating subsidiary, First Robinson Savings Bank, National Association (the “Bank”), consists of accepting deposits from the general public and investing these funds primarily in loans, mortgage-backed securities and other securities. Loans consist primarily of loans secured by residential real estate located in our market area, consumer loans, commercial loans, and agricultural loans.

The Company’s results of operations is dependent primarily on net interest income, which is the difference between interest earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is a function of "interest rate spread," which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. To a lesser extent, the results of operations are also affected by other income, and general, administrative and other expense, the provision for losses on loans and income tax expense. Other income consists primarily of service charges and gains (losses) on sales of loans. General, administrative and other expense consists primarily of salaries and employee benefits, occupancy and office expenses, advertising, data processing expenses and the costs associated with being a publicly held company.

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

Historically, the Company’s mission has been to originate loans on a profitable basis to the communities served. In seeking to accomplish this mission, the Board of Directors and management have adopted a business strategy designed (i) to maintain the Bank's capital level in excess of regulatory requirements; (ii) to maintain asset quality, (iii) to maintain, and if possible, increase earnings; and (iv) to manage exposure to changes in interest rates.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis or Plan of Operation

Business Strategy

First Robinson Savings Bank, N.A. is a community-oriented, locally owned financial institution offering community-banking services to residents and businesses of Crawford County, Illinois, our primary market area. Periodically, the Board of Directors and management meet to strategically plan for the future. The Company reviews and discusses both current and new products and services to determine their effect on profitability and customer service. Any and all current events and economic trends in the local area that could materially impact the Bank’s earnings are continually monitored. At the present time, the employment market has remained strong in Crawford County and no events or economic trends that could negatively affect the Bank are anticipated. The recent and foreseen rise in interest rates should have a positive affect on the Bank, as management will endeavor to slow the growth of deposit rates in comparison to loan rates.

The strategic plan identifies the most critical issue to success as consistent earnings. Net earnings have remained relatively consistent. A positive factor in maintaining consistent earnings is the Bank’s overall asset quality, which is strong. The Bank continues to offer fixed rate residential real estate mortgages through programs with the Federal Home Loan Bank of Chicago and USDA Rural Development. The non-interest income generated from these programs can fluctuate based on the current interest rate environment and demand for home loans. The Bank’s Internet banking service, “Netteller” is very popular and the number of customers actively using the service is increasing. The program allows the Bank to offer bill paying, cash management and also direct deposit and payroll services to business customers. Currently, a multi-factor security authentication system is in the process of being implemented on the Bank’s Internet banking product to help mitigate risks associated with online banking. To date, the Bank is not aware of any security breaches on the internet banking product. Investment brokerage services are provided to customers through PrimeVest Financial Services. The service continues to grow and is also providing non-interest income. In order to grow deposits and increase the customer base, the Bank has recently introduced a new deposit product called Reward Checking. The account uses electronic banking services in order too earn a higher rate of interest. The Bank also continues to evaluate the viability of implementing an internal trust department and we hope to reach a decision in the near future.

The Bank continues to maintain a strong presence in the community and are pleased to be the only independent community bank in Robinson, Palestine and Oblong, Illinois. To visit First Robinson Savings Bank on the web go to www.frsb.net.

Asset Quality

Delinquencies. When a borrower fails to make a required payment on a loan, the Bank attempts to cause the delinquency to be cured by contacting the borrower. In the case of loans secured by real estate, reminder notices are sent to borrowers. If payment is late, appropriate late charges are assessed and a notice of late charges is sent to the borrower. If the loan is in excess of 60 days delinquent, the loan will generally be referred to the Bank’s legal counsel for collection.

When a loan becomes more than 90 days delinquent and collection of principal and interest is considered doubtful, or is otherwise impaired, the Bank will generally place the loan on non-accrual status and previously accrued interest income on the loan is charged against current income.

Delinquent consumer loans are handled in a similar manner as to those described above. The Bank’s procedures for repossession and sale of consumer collateral are subject to various requirements under applicable consumer protection laws.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis or Plan of Operation

The following table sets forth the Bank’s loan delinquencies by type, by amount and by percentage of type at December 31, 2006.

	Loans Delinquent For:
	30-89 Days(1)			90 Days and Over(1)			Nonaccrual			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
Real Estate:
One- to four-family	2	$95	0.26%	—	—	—	4	$111	0.30%	6	$206	0.56%
Commercial and agricultural real estate	—	—	—	—	—	—	—	—	—	—	—	—
Construction, land	1	89	2.97	—	—	—	—	—	—	1	89	2.97%
Consumer and other loans	6	37	0.61	—	—	—	1	31	0.51	7	68	1.12%
Commercial business and agricultural finance	3	32	0.33	—	—	—	2	45	0.47	5	77	0.80%

Total	12	$253	0.34%	—	—	—	7	$187	0.26%	19	$440	0.60%

(1)	Loans are still accruing.

 Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Bank’s loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. Foreclosed assets include assets acquired in settlement of loans.

	December 31,	March 31,	December 31,
	2006	2006	2005

Non-accruing loans:
One- to four-family	$111	$444	$368
Commercial and agricultural real estate	—	66	—
Consumer and other loans	31	37	—
Commercial business and agricultural finance	45	1	35
Total	187	548	403

Foreclosed assets:
One- to four-family	—	11	11
Total	—	11	11

Total non-performing assets	$187	$559	$414
Total as a percentage of total assets	0.16%	0.51%	0.38%

Gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $4,000 for the three months and $12,000 for the nine months ended December 31, 2006 and $4,000 for the three months and $13,000 for the nine months ended December 31, 2005.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis or Plan of Operation

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities, considered by the Office of the Comptroller of the Currency (“OCC”) to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, who may order the establishment of additional general or specific loss allowances.

In connection with the filing of its periodic reports with the OCC and in accordance with its classification of assets policy, the Bank regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations. On the basis of management’s review of its assets, at December 31, 2006, the Bank had classified a total of $843,000 of its assets as substandard and $208,000 as doubtful or loss. At December 31, 2006, total classified assets comprised $1.1 million, or 9.6% of the Bank’s capital, and 0.9% of the Bank’s total assets.

Other Loans of Concern. As of December 31, 2006, there were $3.7 million in loans identified, but not classified, by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the business have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

Allowance for Loan Losses. The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions. Allowances for impaired loans are generally determined based on collateral values. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries.

Real estate properties acquired through foreclosure are recorded at the market fair value minus 20% of the market fair value if the property is appraised at $50,000 or less. If the property is appraised at greater than $50,000, then the property is recorded at the market fair value less 10% of the fair market value. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At December 31, 2006, the Bank had no real estate properties acquired through foreclosure.

Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank’s allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At December 31, 2006, the Bank had a total allowance for loan losses of $755,000, representing 1.04% of the Bank’s loans, net. At March 31, 2006, the Bank’s total allowance for loan losses to the Bank’s loans, net was at 1.15%.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis or Plan of Operation

The distribution of the Bank’s allowance for losses on loans at the dates indicated is summarized as follows:

	December 31, 2006			March 31, 2006
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One- to four-family	$126	$36,566	49.51%	$171	$35,669	53.34%
Multi-family	—	545	0.74	—	574	0.86
Commercial and agricultural real estate	375	14,785	20.02	354	14,127	21.13
Construction or development	25	2,999	4.06	8	1,776	2.66
Consumer and other loans	34	6,071	8.22	42	4,453	6.66
State and Municipal Governments	—	3,261	4.42	—	1,299	1.94
Commercial business and agricultural finance	195	9,629	13.03	178	8,972	13.41
Undisbursed potion of loans		(626)			(611)
Unallocated	—			—
Total	$755	$73,230	100.00%	$753	$66,259	100.00%

The following table sets forth an analysis of the Bank’s allowance for loan losses.

	Three Months Ended Dectember 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
	(Dollars in thousands)

Balance at beginning of period	$770	$675	$753	$672

Charge-offs:
One- to four-family	28	—	35	113
Consumer and other loans	8	3	23	25
Total charge-offs	36	3	58	138

Recoveries:
One- to four-family	—	10	3	47
Consumer and other loans	6	2	12	13
Total recoveries	6	12	15	60

Net charge-offs	30	(9)	43	78
Additions charged to operations	15	45	45	135
Balance at end of period	$755	$729	$755	$729

Ratio of net charge-offs during the period to average loans outstanding during the period	0.04%	(0.01)%	0.06%	0.12%

Ratio of net charge-offs during the period to average non-performing assets	14.01%	(2.31)%	13.22%	21.84%

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis or Plan of Operation

Overview

First Robinson Financial Corporation is the holding company (the “Company”) for First Robinson Savings Bank, National Association (the “Bank”). The Company is headquartered in Robinson, Illinois and operates three full service offices and one drive-up facility in Crawford County. The Company earned $906,000 for the first nine months of the fiscal year 2007, versus $748,000 in the same period of fiscal year 2006, an increase of 21.1%. Earnings were positively impacted by a $154,000 increase in net interest income after provision for loan losses, attributable primarily to lower provisions in fiscal 2007, and a $116,000 increase in non-interest income. Offsetting these positive impacts was an increase of $46,000 in non-interest expense and an increase of $66,000 in income tax provision. Basic earnings per share for the 2007 nine month fiscal period were $1.91 per share versus $1.52 per share for the same period of 2006. Diluted earnings per share reflect the potential dilutive impact of stock options granted under the stock option plan. Diluted earnings per share for the nine months of fiscal 2007 were $1.83 per share, versus $1.45 per share for the nine months of fiscal 2006.

Net income for the December 2006 quarter was $292,000, an increase of 20.2% versus $243,000 for the comparable period of 2005. The increase in net earnings was primarily attributable to an increase of $287,000 in total interest income from the third quarter of fiscal 2007 to 2006, which was only partially offset by the increase in total interest expense of $223,000 during the same comparative periods. Also contributing to the increase in net earnings for the same comparitive periods was a $30,000 decrease in the provision for loan losses and a $62,000 increase in total non-interest income. These positivies were offset by a $96,000 increase in non-interest expense attributable primarily to increases in compensation and employee benefits, occupancy and equipment and data processing. Basic earnings per share for the third quarter of fiscal 2007 were $0.62 per share, versus $0.50 per share for the third quarter of fiscal 2006. Diluted earnings per share for the third quarter of fiscal 2007 were $0.59 per share, versus $0.48 per share for the third quarter of fiscal 2006.

Results of Operations

Net Interest Income

For the three-month period ended December 31, 2006, net interest income totaled $1.1 million, an increase of 6.3%, or $64,000, compared to the same period of 2005. The increase in net interest income is primarily due to an increase of $8.0 million in the amount of average interest-earning assests partially offset by an increase of $7.7 million in average interest-bearing liabilities. For the nine-month period ended December 31, 2006, net interest income totaled $3.2 million, an increase of 2.1%, or $64,000 versus the same period of 2005. Net interest income increased in the nine-month period of fiscal year 2007 versus the comparable period of fiscal year 2006, primarily due to an increase in average interest earning assets of $4.1 million, or 4.0% compared to an increase of $3.9 million in the average amount of interest-bearing liabilities.

During the December 2006 quarter, total interest and dividend income increased $287,000, or 19.1%, to $1.8 million, versus $1.5 million during the same quarter of 2005. For the three-month period ended December 31, 2006, the yield on average-earning assets increased 62 basis points to 6.63% from the yield of 6.01% for the three-month period ended December 31, 2005. During the first nine months of fiscal 2007, total interest and dividend income increased by $674,000, or 15.2%, to $5.1 million, versus $4.4 million during the first nine months of fiscal 2006. The yield on average earning assets increased by 63 basis points to 6.49% for the nine-month period ended December 31, 2006 versus 5.86% in the same period of 2005.

The average daily loan balances for the quarter ended December 31, 2006 increased $6.6 million, or 10.2%, to $71.2 million, versus $64.6 million for the same period of 2005. During the same period, loan interest income increased by $215,000, or 18.8%, to $1.4 million versus $1.1 million during the quarter ended December 31, 2006. The yield on loans increased 55 basis points to 7.64% from 7.09% for the December 2006 quarter compared to the December 2005 quarter. The average daily loan balances for the nine-month period ending December 31, 2006 increased $2.7 million, or 4.2% over the same period in fiscal year 2006. Loan interest income increased by $470,000, or 13.9%, to $3.8 million. The increase was the result of a 64 basis point increase in the yield on loans to 7.52% from 6.88% in the same nine-month period of fiscal year 2006.

The average daily securities balances, the Company’s interest-earning demand deposits and the federal funds sold balances for the third quarter of fiscal year 2007 increased $1.5 million, or 4.2%, to $36.1 million, versus $34.6 million for the same period of fiscal year 2006. During the same period, income from these sources increased by $65,000, or 18.2%, to $423,000 versus $358,000 during the second quarter of fiscal year 2006. The increase was primarily the result of the 56 basis point increase in the yield on investments, to 4.69%, versus 4.13% in the third quarter of fiscal year 2006. The average daily balances of securities, interest-earning demand deposits and federal funds sold for the first nine months of fiscal 2007 increased $1.3 million, or 3.9%, to $35.8 million, versus $34.5 million for the same period of fiscal year 2006. During the same periods, income from securities, interest-earning demand deposits and federal funds sold increased by $203,000, or 19.7%, to $1.2 million versus $1.0 million during the nine months of fiscal 2006. The increase in investment interest income was primarily the result of the 60 basis point increase in the yields on investments, to 4.60% versus 4.00% in the nine months of fiscal year 2006.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis or Plan of Operation

Dividends received from Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stocks increased by $7,000 when comparing the December 2006 quarter to the December 2005 quarter. The rate of return on the FRB stock remained steady at 6.0% for each quarter when comparing December 2006 to 2005. However, the rate earned on the FHLB stock was lower at 3.1%. For the nine months ended December 2006, dividends received from FHLB and FRB stock were $22,000 when compared to the same period in the prior fiscal year at $21,000.

Total interest expense increased $223,000, or 45.2%, to $716,000 for the three-month period ended December 31, 2006, from $493,000 for the comparable period in 2005. The increase was primarily the result of a 78 basis point increase in the Company's daily cost of funds to 3.17%, versus 2.39% for the same period of 2005. Total interest expense also increased $610,000, or 45.7%, to $1.9 million for the nine-month period ended December 31, 2006, from $1.3 million for the comparable period in 2005. The increase was primarily the result of an 84 basis point increase in the Company's daily cost of funds to 2.97%, versus 2.13% for the same period of 2005.

On an average daily basis, total interest-bearing deposits increased $594,000, or 0.8%, to $73.6 million for the three-month period ended December 31, 2006, versus $73.0 million in the same period in 2005. The average cost of funds increased by 65 basis points to 2.88% for the December 2006 quarter versus the December 2005 quarter at 2.23%. The average daily balance of interest-bearing deposits for the nine-month period ended December 2006 decreased by $1.1 million, or 1.5%, to $73.5 million from $74.6 million. When comparing the average cost of funds for the December 2006 nine-month period to the same period ending December 31, 2005 there was an increase of 69 basis points from 2.00% to 2.69%.

Average daily balances of long-term borrowings for the December 2006 quarter decreased by $1.0 million from the December 2005 quarter. The $1.0 million FHLB advance matured February 28, 2006. Therefore, there was no interest expense for long term borrowings for the quarter nor the nine-months ended December 30, 2006. There were no overnight borrowings utilized during the quarter ended December 31, 2006. However during the December 2005 quarter, the average balance for the quarter of overnight borrowings from the FHLB was $476,000. There were also no overnight borrowings utilized during the nine-months ended December 31, 2006. Advance interest expense decreased by $17,000, or 100.0%, for the quarter ended December 31, 2006 and by $49,000, or 100.0% for the nine-months ended Dectember 31, 2006.

For the three-months ended December 31, 2006 versus the same period of 2005, the average daily balance of other short-term borrowings increased $8.6 million, or 104.9%, from $8.2 million to $16.8 million. The average cost of funds also increased for the December 2006 quarter by 105 basis points from 3.42% to 4.47%. The average daily balance of short-term borrowings for the nine-months ended Dectember 31, 2006 increased by $6.3 million, or 82.1%, to $13.9 million from $7.7 million for the nine-month period ending December 31, 2005. The average cost of funds also increased by 147 basis points to 4.40% from 2.93% when comparing the nine-months of fiscal year 2007 to fiscal year 2006.

Provision for Loan Losses

Based on management's review of the adequacy of the allowance for loan losses, provisions for losses on loans of $15,000 and $45,000 were recorded during the three-month and nine-month periods ended December 31, 2006, versus provisions of $45,000 and $135,000 recorded during the same periods of 2005. The decrease in the provision for loan losses for the periods ended December 31, 2006 reflected a number of factors, including the level of charge-offs, management's overall view on current credit quality, and the amount and status of impaired loans. Management meets on a quarterly basis to review the adequacy of the allowance for loan losses based on Company guidelines. Classified loans are reviewed by the loan officers to arrive at specific reserve levels for those loans. Once the specific reserve for each loan is calculated, management calculates general reserves for each loan category based on a combination of loss history adjusted for current national and local economic conditions, trends in delinquencies and charge-offs, trends in volume and term of loans, changes in underwriting standards, and industry conditions. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company's management believes that, as of December 31, 2006, its allowance for loan losses was adequate.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis or Plan of Operation

Non-interest Income

Non-interest income categories for the three and nine-month periods ended December 31, 2006 and 2005 are shown in the following table:

	Three Months Ended
	December 31,
Non-interest income:	2006	2005	% Change
		(In thousands)
Charges and fees on deposit accounts	221	183	20.8%
Charges and other fees on loans	7	6	16.7
Net gain on sale of loans	26	17	52.9
Other	72	58	24.1

Total Non-Interest Income	326	264	23.5%

	Nine Months Ended
	December 31,
Non-interest income:	2006	2005	% Change
		(In thousands)
Charges and fees on deposit accounts	640	571	12.1%
Charges and other fees on loans	20	18	11.1
Net gain on sale of loans	73	47	55.3
Net gain on sale of foreclosed assets	—	5	(100.0)
Other	214	190	12.6

Total Non-Interest Income	947	831	14.0%

Charges and fees on deposit accounts increased $38,000 for the three-month and $69,000 for the nine-month periods ended December 31, 2006 versus the same periods in 2005. In June of 2006, the Company increased the amount they will allow customers to overdraw their accounts. This has led to increased fee income in overdrawn fees.

Charges and other fees on loans were relatively steady in both the three and nine-month periods when compared to the same periods in 2005.

The increase in gains on the sale of loans resulted primarily from an increase in the amount earned on each loan sold during the three-month period ended December 31, 2006 versus the same period in 2005. During the September 30, 2006 quarter, the Company negotiated a new contract on the sale of the rural housing loans and was able to increase the amount earned on those sales from an average of approximately $300 per loan to an average of approximately $1,000 per loan. This new contract was also a factor in the increased income for the nine-months ended December 31, 2006 compared to 2005. The Company also sold $3.5 million in mortgage loans for the nine-months ended December 31, 2006 versus $2.5 million in the comparable period of fiscal year 2006. The increased volume also attributed to the increased income.

Other income consists of normal recurring fee income such as commissions from PrimeVest Investment Services, our investment brokerage service, the cash value of life insurance, ATM/Debit card interchange income and fees, and safe deposit box rent, as well as other income that management classifies as non-recurring. Other income increased $14,000 and $24,000, respectively, in the three and nine-month periods ended December 31, 2006 versus the same period of 2005. The primary driver behind the increases in the three and nine-month periods can be attributed to the increase in ATM/Debit card fees received.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis or Plan of Operation

Non-interest Expense

Non-interest expense categories for the three and nine-month periods ended December 31, 2006, and 2005 are shown in the following table:

	Three Months Ended
	December 31,
	2006	2005	% Change
Non-interest expense:		(In thousands)
Compensation and employee benefits	529	458	15.5%
Occupancy and equipment	138	127	8.7
Data processing	64	45	42.2
Audit, legal and other professional	37	45	(17.8)
Advertising	32	18	77.8
Telephone and postage	23	21	9.5
Other	126	139	(9.4)

Total Non-Interest Expense	949	853	11.3%

	Nine Months Ended
	December 31,
	2006	2005	% Change
Non-interest expense:		(In thousands)
Compensation and employee benefits	1,474	1,465	0.6%
Occupancy and equipment	404	391	3.3
Foreclosed property expense	1	2	(50.0)
Data processing	161	133	21.1
Audit, legal and other professional	106	134	(20.9)
Advertising	91	79	15.2
Telephone and postage	69	66	4.5
Net loss on sale of foreclosed assets	2	—
Other	394	386	2.1

Total Non-Interest Expense	2,702	2,656	1.7%

Compensation and employee benefits increased in the three-month period when comparing December 2006 and 2005. The increase in the three-month period can be attributed, in part, to a $42,000 increase in expense related to options exercised, a $17,000 increase in the fair value of the shares held in the Directors Retirement Plan, an increase of $8,000 in salaries and an increase of $7,000 in directors fees. These increases were partially offset by a decrease in the cost of health and life insurance of $7,000. When comparing the nine-months ended December 31, 2006 to the same period in 2005, compensation and employee benefits increased by $9,000. The increase in the nine-month period can be attributed, in part, to a $24,000 increase in salaries, an increase of $10,000 in directors fees, and a $4,000 increase in the fair value of the shares held in the Directors Retirement Plan, partially offset by a decrease of $9,000 in expense related to options exercised, and a decrease of $23,000 in the cost of health and life insurance premiums.

The increase of $11,000 in occupancy and equipment expense for the three-month period is a result of an increase in upkeep on the office buildings. The increase of $13,000 for the nine-month period reflects the costs associated with increased maintenance costs on equipment. Heating and electric expense could increase in the coming months due to the de-regulation of electricity and the open market auction held for the utility companies to purchase electricity.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis or Plan of Operation

Data processing expense increased $19,000 and $28,000 for the three and nine month periods ended December 31, 2006 partially as a result of implementing Character Amount Recognition/Legal Amount Recognition (“CAR/LAR”) and image capture for Check 21 in September 2006. CAR/LAR will improve efficiency in operations and Check 21 allows for the quicker collection of funds.

Audit, legal and other professional fees decreased primarily due to a decreases in audit and legal expenses for both the three-month and nine-month periods.

The increase of $14,000 for the three months ended December 31, 2006 and $12,000 for the nine months ended December 31, 2006 in advertising expense is primarily associated with the push of stepped up customer service and increased sponsorship of community groups to promote name recognition.

Other expense includes miscellaneous operating expenses such as office supplies, ATM/Debit card interchange fees, check processing fees, loan expenses, federal deposit insurance premiums and assessments by the bank regulators among others. When comparing the December 31, 2006 quarter to the December 31, 2005 quarter, the decrease of $13,000 in other expenses can be attributed, in part, to decreases in stationary and printing costs, check processing costs, and costs associated with training conferences and seminars partially offset by an increase in costs of the bounce protection program. The increase of $8,000 in other expenses in the nine-month period ending December 31, 2006 verses the same period in 2005 is primarily the result of increases in costs of the bounce protection program and loan expenses. These increases were partially offset by decreases in check processing fees and costs associated with training conferences and seminars.

Income Tax Expense

Income tax expense increased $11,000, or 8.3%, for the three-months ending December 31, 2006, compared to the same period in 2005. Income tax expense for the nine-month period increased $66,000, or 17.0%, compared to the same period of 2005. The combined state and federal income tax expense as a percentage of income before income tax expense decreased to 33.0% during the three-month period of 2006 compared to 35.3% during the same period in 2005. It decreased to 33.4% for the nine-month period ending December 31, 2006, versus 34.2% for the same period of 2005.

Financial Condition

Total assets of the Company increased by $8.5 million, or 7.8%, to $117.9 million at December 31, 2006 from $109.4 million at March 31, 2006. The increase in assets was primarily due to an increase of $7.0 million, or 10.6%, in loans, net, and an increase of $1.8 million, or 5.9%, in available for sale securities, partially offset by a decrease of $164,000, or 2.2%, in cash and cash equivalents.

The Company's federal funds sold increased by $325,000, or 9.3%, to $3.8 million at December 31, 2006 from $3.5 million at March 31, 2006. The increase in federal funds sold was offset, in part, by a decrease of $481,000, or 14.5%, in cash and due from banks. The total decrease in cash and cash equivalents of $164,000 was primarily a result of the increase in loans.

Available-for-sale investment securities amounted to $32.3 million at December 31, 2006 compared to $30.5 million at March 31, 2006, a $1.8 million increase. The increase resulted from $5.0 million in investment purchases and the amortization of $1,000 of premiums and discounts on investments partially offset by $3.4 million in repayments on mortgage-backed securities and a $170,000 increase in the market valuation of the available-for-sale portfolio. The investment portfolio is managed to limit the Company's exposure to risk by containing mostly mortgage-backed securities and other securities which are either directly or indirectly backed by the federal government or a local municipal government.

The Company's net loan portfolio increased by $7.0 million to $72.5 million at December 31, 2006 from $65.5 million at March 31, 2006. Loans on one to four-family real estate increased by $897,000, or 2.5%, consumer and other loans increased $1.6 million, or 36.3%, construction and development loans increased $1.2 million, or 68.9%, commercial nonresidential real estate and farmland loans increased $658,000, or 4.7%, loans to state and municipal governments increased $2.0 million, or 151.0%, and an increase of $657,000, or 7.3%, in commercial business and agricultural finance loans.

At December 31, 2006 the allowance for loan losses was $755,000, or 1.04%, of the net loan portfolio at December 31, 2006, which increased $2,000 from the allowance for loan losses at March 31, 2006 at $753,000, or 1.15%, of the net loan portfolio. During the first nine-months of fiscal 2007, the Company charged off $58,000 of loan losses, $23,000 of which were in consumer and other loans, and $35,000 pertained to loans secured by 1-4 family residential properties. The chargeoffs of $58,000 were partially offset by $15,000 in recoveries, consisting of $12,000 in consumer and other loans and $3,000 in 1-4 family residential loans. At December 31, 2006, the allowance for loan losses constituted 0.64% of the Company’s total assets. Management reviews the adequacy of the allowance for loan losses quarterly, and believes that its allowance is adequate; however, the Company cannot assure that future chargeoffs and/or provisions will not be necessary. See “Asset Quality” for further information on delinquencies.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis or Plan of Operation

As of December 31, 2006, the Company had no real estate properties held for sale. At March 31, 2006, the Company had one property at $11,000 which was sold for a net loss of $2,000. Foreclosed assets are carried at lower of cost or net realizable value.

Adjustments to deferred income taxes for the tax effect of the decrease in market value of investment securities available for sale resulted in a deferred tax asset of $147,000 at December 31, 2006 compared to a deferred tax asset of $211,000 at March 31, 2006.

Total deposits increased by $10,000 to $86.2 million at December 31, 2006 from $86.2 million at March 31, 2006. The 0.01% increase in total deposits was due to an increase of $1.2 million in certificates of deposit and an increase of $731,000 in NOW accounts Offsetting these increases were decreases of $1.8 million in savings and money market accounts and $91,000 in non-interest bearing demand deposits. The decrease in savings and money markets can be partially attributed to a local school district, that keeps the majority of their funds in a savings account, using those funds for the completion of a new school building. Also, since rates have been on the rise, customers may be moving funds into certificate of deposits from low or non-interest bearing accounts.

Federal Home Loan Bank advances remained unchanged with no borrowings at December 31, 2006 and March 31, 2006. However, other borrowings consisting entirely of repurchase agreements, increased $7.9 million, or 73.5%. The obligations are secured by mortgage-backed securities and US Government agency obligations held in safekeeping at Independent Bankers Bank in Springfield, Illinois. At December 31, 2006, the average rate on the repurchase agreements was 4.29% compared to 4.10% at March 31, 2006. These agreements mature periodically within 24 months.

Advances from borrowers for taxes and insurance decreased by $49,000 from $126,000 at March 31, 2006 to $77,000 at December 31, 2006. Accrued income taxes payable increased $38,000. Accrued interest payable increased by $28,000 due to the rise in interest rates on variable rate deposit accounts. Other liabilities decreased $25,000 from $586,000 at March 31, 2006 to $561,000 at December 31, 2006, primarily due to the payment of real estate taxes due on the Company’s facilities.

Stockholders' equity at December 31, 2006 was $12.0 million compared to $11.4 million at March 31, 2006, an increase of $573,000. The increase in stockholders’ equity can be attributed to the increases in retained earnings of $906,000 in net income offset by $273,000 in dividends declared and paid, the increase of $41,000 due to the final allocation of employee stock ownership shares to plan participants, and the increase of $106,000 in accumulated comprehensive income due to the increase in the fair value of securities available for sale, net of related tax effect. These increases were offset, in part, by the purchase of Treasury shares of First Robinson Financial stock in the amount of $350,000, offset by $63,000 in Treasury shares distributed for options exercised. Due to a change in accounting standards, incentive plan shares are now netted from additional paid-in-capital. This change in accounting standards resulted in a decrease of $396,000 to additional paid in capital, which was offset, in part, by an increase of $89,000 consisting of $61,000 in the valuation of shares in the employee stock ownership plan and $28,000 in options exercised.

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

Liquidity and Capital Resources

The Company’s principal sources of funds are deposits and principal and interest payments collected on loans, investments and related securities. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition.

Liquidity resources are used principally to meet outstanding commitments on loans, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. The Company anticipates no foreseeable problems in meeting current loan commitments. At December 31, 2006, outstanding commitments to extend credit amounted to $14.7 million (including $8.1 million, in available revolving commercial and agricultural lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet any foreseeable liquidity needs.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis or Plan of Operation

The Company maintains a $24.5 million line of credit with the FHLB, which was not utilized except as described below, as of December 31, 2006. This line can be accessed immediately. The Company regularly uses FHLB Letters of Credit as security for public unit deposits. The available line of credit with the FHLB is reduced by the amount of these letters of credit. As of December 31, 2006, $4.2 million in FHLB letters of credit were pledged. In addition to the Letters of Credit, the available line of credit with the FHLB is also reduced by $1.2 million for the credit enhancement reserve established as a result of the participation in the FHLB Mortgage Partnership Finance (“MPF”) program. The Company also maintains a $5.0 million revolving line of credit and a $600,000 revolving line of credit with Independent Banker’s Bank located in Springfield, Illinois. The Company has also established borrowing capabilities at the discount window with the Federal Reserve Bank of St. Louis.

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

The Company and the Bank are subject to capital requirements of the federal bank regulatory agencies which require the Bank to maintain minimum ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8% respectively. Tier I capital consists of total stockholders’ equity calculated in accordance with generally accepted accounting principals less intangible assets, and total capital is comprised of Tier I capital plus certain adjustments, the only one of which is applicable to the Bank is the allowance for loan losses. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Bank adjusted for relative risk levels using formulas set forth by OCC regulations. The Bank is also subject to an OCC leverage capital requirement, which calls for a minimum ratio of Tier I capital to quarterly average total assets of 3% to 5%, depending on the institution’s composite ratings as determined by its regulators. Both the Bank and the Company are considered well-capitalized under federal regulations.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis or Plan of Operation

At December 31, 2006, the Bank was in compliance with all of the aforementioned capital requirements as summarized below:

December 31, 2006
(In thousands)
Tier I Capital:
Common stockholders’ equity	$11,012
Unrealized loss on securities available for sale	245
Less disallowed intangible assets	(14)

Total Tier I capital	11,243

Tier II Capital:
Total Tier I capital	11,243
Qualifying allowance for loan losses	755

Total risk-based capital	11,998

Risk-weighted assets	70,196
Quarter average assets	116,022

					To be Well Capitalized
					Under the Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Total Risk-Based Capital
(to Risk-Weighted Assets)	$11,998	17.09%	$5,616	8.00%	$7,020	10.00%
Tier I Capital
(to Risk-Weighted Assets)	11,243	16.02	2,808	4.00	4,212	6.00
Tier I Capital
(to Average Assets)	11,243	9.69	4,641	4.00	5,801	5.00

At the time of the conversion of the Bank to a stock organization, a special liquidation account was established for the benefit of eligible account holders and the supplemental account holders in an amount equal to the net worth of the Bank. This special liquidation account will be maintained for the benefit of eligible account holders and the supplemental account holders who continue to maintain their accounts in the Bank after June 27, 1997. In the unlikely event of a complete liquidation, each eligible and the supplemental eligible account holders will be entitled to receive a liquidation distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The Bank may not declare or pay cash dividends on or repurchase any of its common stock if stockholders’ equity would be reduced below applicable regulatory capital requirements or below the special liquidation account.

FIRST ROBINSON FINANCIAL CORPORATION

Item: 3 Controls and Procedures

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934 (Exchange Act) as of the end of the period covered by the report.

Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2006 the disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by the Company in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information required to be disclosed by the Company in its reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. The Company will begin the process of evaluating, documenting and testing their system of internal control over financial reporting to provide the basis for its report that we anticipate, for the first time, will be a required part of our annual report on Form 10-KSB for the fiscal year ending March 31, 2008. Due to the ongoing evaluation and testing of our internal controls, there can be no assurance that if any control deficiencies are identified they will be corrected before the end of the 2008 fiscal year, or that there may not be significant deficiencies or material weaknesses that would be required to be reported. In addition, the Company expects the evaluation process and any required remediation, if applicable, to increase accounting, legal and other costs.

PART II OTHER INFORMATION

Item 1. Legal Proceedings
None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company for the quarter ended December 31, 2006 regarding the Company’s common stock.

PURCHASES OF EQUITY SECURITIES BY COMPANY (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2006 - 10/31/2006	—	—	—	3,537
11/1/2006 - 11/30/2006	1,100	$25.25	1,100	2,437
12/1/2006 - 12/31/2006	—	—	—	2,437
Total	1,100	$25.25	—	2,437

(1) On January 17, 2006, the Board of Directors of First Robinson Financial Corporation approved a repurchase program of its equity stock. The announcement of the program was filed purusant to Form 8-K. This program expired on December 31, 2006 with 22,563 of the authorized 25,000 shares being repurchased. The Board of Directors of First Robinson Financial Corporation approved a subsequent repurchase program on January 16, 2007. The announcement of the program was also filed purusant to Form 8-K. The Company may repurchase up to 25,000 shares of the Company’s common stock from time to time, in the open market, when deemed appropriate by management. The progam approved January 16, 2007 will expire the earlier of December 31, 2007 or when 25,000 of the Company’s outstanding shares are repurchased. As of December 31, 2006, the number of shares held in Treasury were 364,644.

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

FIRST ROBINSON FINANCIAL CORPORATION

Date: February 14, 2007	By:	/s/ Rick L. Catt
Rick L. Catt President and Chief Executive Officer

Date: February 14, 2007	By:	/s/ Jamie E. McReynolds
Jamie E. McReynolds Chief Financial Officer and Vice President

EXHIBIT INDEX

Exhibit No.

31.1	Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002