Form 10KSB
period 2007-03-31
FIRST ROBINSON FINANCIAL CORP
filed 2007-06-29
CIK 1035991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR ENDED MARCH 31, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER 0-29276

FIRST ROBINSON FINANCIAL CORPORATION
(Name of Small Business Issuer in its Charter)

Delaware	36-4145294
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 East Main Street, Robinson, Illinois	62454
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (618) 544-8621

Securities Registered Under Section 12(b) of the Act: None

Securities Registered Under Section 12(g) of the Act:

Common Stock, Par Value $0.01 Per Share
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒.

State the issuer’s revenues for its most recent fiscal year: $8.1 million.

As of June 8, 2007, the aggregate value of the 344,828 shares of Common Stock of the Registrant outstanding on such date, which excludes 140,880 shares held by directors and executive officers as a group, was approximately $11.0 million.  This figure is based on the average bid and asked price of $32.00 per share of the Registrant’s Common Stock on June 8, 2007.

As of June 8, 2007, there were 485,708 shares issued and outstanding of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-KSB - Portions of the Annual Report to Stockholders for the fiscal year ended March 31, 2007.

Part III of Form 10-KSB - Portions of Proxy Statement for the 2007 Annual Meeting of Stockholders.

Transitional Small Business Disclosure check one: YES ☐ NO ☒.

FORWARD-LOOKING STATEMENTS

When used in this Annual Report on Form 10-KSB or future filings by First Robinson Financial Corporation (the “Company”) or the Company’s wholly owned subsidiary, First Robinson Savings Bank, National Association (the “Bank”) with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, project”, “believe” or similar expressions are intended to identify forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including, but not limited to, regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected. All references to the Company prior to March 1997, except where otherwise indicated, are to the Bank. References in this Annual Report to “we”, “us”, and “our” refer to the Company and/or the Bank, as the context requires.

We do not undertake and specifically disclaim any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

The Company. First Robinson Financial Corporation (the “Company”) was incorporated under the laws of the State of Delaware in March 1997, at the direction of the Board of Directors of First Robinson Savings and Loan Association (the “Association”), the predecessor institution to First Robinson Savings Bank, National Association (the “Bank”) for the purpose of serving as a holding company of the Bank. The Company has no significant assets other than the outstanding capital stock of the Bank. Unless otherwise indicated, all activities discussed below are of the Bank.

The Bank. The Bank is a national bank, the deposits of which are federally insured and backed by the full faith and credit of the U.S. Government up to $100,000 or $250,000 for certain retirement account deposits. The Bank is a community-oriented financial institution that seeks to serve the financial needs of the residents and businesses in its market area. The Bank primarily serves Crawford County, Illinois. The principal business of the Bank has historically consisted of attracting retail deposits from the general public and primarily investing those funds in one- to four-family residential real estate loans and, to a lesser extent, consumer loans, commercial and agricultural real estate loans and commercial business and agricultural finance loans. At March 31, 2007, substantially all of the Bank’s real estate mortgage loans, were secured by properties located in the Bank’s market area.  The Bank also invests in investment and equity securities and mortgage-backed securities, and other permissible investments.

The Bank currently offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank’s deposits include passbook savings, NOW accounts, certificate accounts, IRA accounts, limited accounts and non-interest bearing accounts. The Bank generally solicits deposits in its primary market area. The Bank does not accept any brokered deposits.

The Bank’s revenues are derived principally from interest income, including interest on loans, deposits in other banks and mortgage-backed securities and other investments.

Risk Factors

The Company’s business could be harmed by any of the risks noted below. The trading price of the Company’s common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks you should also refer to the other information contained in this annual report on Form 10-KSB, including the Company’s financial statements and related notes.

Risks Related to the Banking Industry

Changes in economic and political conditions could adversely affect the Company’s earnings, as the Company’s borrowers’ ability to repay loans and the value of the collateral securing the Company’s loans decline.

The Company’s success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond the Company’s control may adversely affect the Company’s asset quality, deposit levels and loan demand and, therefore, the Company’s earnings. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of the Company’s borrowers to make timely repayments of their loans, which would have an adverse impact on the Company’s earnings. In addition, substantially all of the Company’s loans are to individuals and businesses in the Company’s market area. Consequently, any economic decline in the Company’s market area could have an adverse impact on the Company’s earnings.

Changes in interest rates could adversely affect the Company’s results of operations and financial condition.

The Company’s earnings depend substantially on the Company’s interest rate spread, which is the difference between (i) the rates we earn on loans, securities and other earning assets and (ii) the interest rates we pay on deposits and other borrowings. These rates are highly sensitive to many factors beyond the Company’s control, including general economic conditions and the policies of various governmental and regulatory authorities. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We operate in a highly regulated environment, and changes in laws and regulations to which we are subject may adversely affect the Company’s results of operations.

The Company and the Bank operate in a highly regulated environment and are subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency (“OCC”) and the Board of Governors of the Federal Reserve System (the “Federal Reserve”). See “Business - Regulation” herein. Applicable laws and regulations may change, and there is no assurance that such changes will not adversely affect the Company’s business. Such regulation and supervision govern the activities in which an institution may engage, and are intended primarily for the protection of banks and their depositors. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including but not limited to the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of restrictions on activities, regulatory policy, regulations, or legislation, including but not limited to changes in the regulations governing national banks, could have a material impact on the bank and the Company’s operations.

Changes in technology could be costly.

The banking industry is undergoing technological innovation at a fast pace. To keep up with its competition, the Company needs to stay abreast of innovations and evaluate those technologies that will enable it to compete on a cost-effective basis. The cost of such technology, including personnel, can be high in both absolute and relative terms. There can be no assurance, given the fast pace of change and innovation, that the Company’s technology, either purchased or developed internally, will meet or continue to meet the needs of the Company.

Risks Related to the Company’s Business

We operate in an extremely competitive market, and the Company’s business will suffer if we are unable to compete effectively.

In the Company’s market area, the Bank encounters significant competition from other commercial banks, a credit union, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial intermediaries. Many of the Bank’s competitors have substantially greater resources and lending limits than we do and may offer services that we do not or cannot provide. The Company’s profitability depends upon the Company’s continued ability to compete successfully in the Company’s market area.

The loss of key members of the Company’s senior management team could adversely affect the Company’s business.

We believe that the Company’s success depends largely on the efforts and abilities of the Company’s senior management. Their experience and industry contacts significantly benefit us. The competition for qualified personnel in the financial services industry is intense, and the loss of any of the Company’s key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect the Company’s business.

The Company’s loan portfolio includes loans with a higher risk of loss.

The Bank originates commercial loans, consumer loans, agricultural finance loans and residential mortgage loans primarily within the Company’s market areas. Commercial mortgage, commercial, and consumer loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. These loans also have greater credit risk than residential real estate for the following reasons:

•	Commercial Loans. Repayment is dependent upon the successful operation of the borrower’s business

•
Consumer Loans. Consumer loans (such as personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss.

•
Agricultural Finance Loans. Repayment is dependent upon the successful operation of the business, which are greatly dependent on many things outside the control of either the Bank or the borrowers. These factor include weather, commodity prices, and interest rates among others.

If the Company’s actual loan losses exceed the Company’s allowance for loan losses, the Company’s net income will decrease.

The Company makes various assumptions and judgments about the collectibility of the Company’s loan portfolio, including the creditworthiness of the Company’s borrowers and the value of the real estate and other assets serving as collateral for the repayment of the Company’s loans. Despite the Company’s underwriting and monitoring practices, the Company’s loan customers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which could have a material adverse effect on the Company’s operating results. Because we must use assumptions regarding individual loans and the economy, the Company’s current allowance for loan losses may not be sufficient to cover actual loan losses, and increases in the allowance may be necessary. We may need to significantly increase the Company’s provision for losses on loans if one or more of the Company’s larger loans or credit relationships becomes delinquent or if we continue to expand the Company’s commercial real estate and commercial lending. In addition, federal regulators periodically review the Company’s allowance for loan losses and may require us to increase the Company’s provision for loan losses or recognize loan charge-offs. Material additions to the Company’s allowance would materially decrease the Company’s net income. We cannot assure you that the Company’s monitoring procedures and policies will reduce certain lending risks or that the Company’s allowance for loan losses will be adequate to cover actual losses.

If we foreclose on collateral property and own the underlying real estate, we may be subject to the increased costs associated with the ownership of real property, resulting in reduced revenues.

We may have to foreclose on collateral property to protect the Company’s investment and may thereafter own and operate such property, in which case we will be exposed to the risks inherent in the ownership of real estate. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of the Company’s control, including, but not limited to: (i) general or local economic conditions; (ii) neighborhood values; (iii) interest rates; (iv) real estate tax rates; (v) operating expenses of the mortgaged properties; (vi) supply of and demand for rental units or properties; (vii) ability to obtain and maintain adequate occupancy of the properties; (viii) zoning laws; (x) governmental rules, regulations and fiscal policies; and (x) acts of God. Certain expenditures associated with the ownership of real estate, principally real estate taxes and maintenance costs, may adversely affect the income from the real estate. Therefore, the cost of operating a real property may exceed the rental income earned from such property, and we may have to advance funds in order to protect the Company’s investment, or we may be required to dispose of the real property at a loss. The foregoing expenditures and costs could adversely affect the Company’s ability to generate revenues, resulting in reduced levels of profitability.

Environmental liability associated with commercial lending could have a material adverse effect on the Company’s business, financial condition and results of operations.

In the course of the Company’s business, we may acquire, through foreclosure, commercial properties securing loans that are in default. There is a risk that hazardous substances could be discovered on those properties. In this event, we could be required to remove the substances from and remediate the properties at the Company’s cost and expense. The cost of removal and environmental remediation could be substantial. We may not have adequate remedies against the owners of the properties or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have a material adverse effect on the Company’s business, financial condition and operating results.

If the Company fails to maintain an effective system of internal control over financial reporting, it may not be able to accurately report the Company’s financial results or prevent fraud, and, as a result, investors and depositors could lose confidence in the Company’s financial reporting, which could adversely affect the Company’s business, the trading price of the Company’s stock and the Company’s ability to attract additional deposits.

Unless it further delays or curtails its proposed rule, beginning with the Company’s annual report for the fiscal year ending March 31, 2008, we will have to include in the Company’s annual reports filed with the Securities and Exchange Commission (the “Commission”) a report of the Company’s management regarding internal control over financial reporting. As a result, we recently have begun to document and evaluate the Company’s internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and Commission rules and regulations, which require an annual management report on the Company’s internal control over financial reporting, including, among other matters, management’s assessment of the effectiveness of internal control over financial reporting and an attestation report by the Company’s independent auditors addressing these assessments. Accordingly, management has retained outside consultants to assist in (i) assessing and documenting the adequacy of the Company’s internal control over financial reporting, (ii) improving control processes, where appropriate, and (iii) verifying through testing that controls are functioning as documented. If we fail to identify and correct any significant deficiencies in the design or operating effectiveness of the Company’s internal control over financial reporting or fail to prevent fraud, current and potential stockholders and depositors could lose confidence in the Company’s financial reporting, which could adversely affect the Company’s business, financial condition and results of operations, the trading price of the Company’s stock and the Company’s ability to attract additional deposits.

A breach of information security or compliance breach by one of our agents or vendors could negatively affect the Company’s reputation and business.

The Bank depends on data processing, communication and information exchange on a variety of computing platforms and networks and over the internet. We cannot be certain all of the Company’s systems are entirely free from vulnerability to attack, despite safeguards we have installed. Additionally, we rely on and do business with a variety of third-party service providers, agents and vendors with respect to the Company’s business, data and communications needs. If information security is breached, or one of our agents or vendors breaches compliance procedures, information could be lost or misappropriated, resulting in financial loss or costs to us or damages to others. These costs or losses could materially exceed the Company’s amount of insurance coverage, if any, which would adversely affect the Company’s business.

The price of the Company’s common stock may be volatile, which may result in losses for investors.

The market price for shares of the Company’s common stock has been volatile in the past, and several factors could cause the price to fluctuate substantially in the future. These factors include:

•	announcements of developments related to the Company’s business,

•	fluctuations in the Company’s results of operations,

•	sales of substantial amounts of the Company’s securities into the marketplace,

•	general conditions in the Company’s banking niche or the worldwide economy,

•	a shortfall in revenues or earnings compared to securities analysts’ expectations,

•	lack of an active trading market for the common stock,

•	commencement of, or changes in analysts’ recommendations or projections, and

•	the Company’s announcement of new acquisitions or other projects.

The market price of the Company’s common stock may fluctuate significantly in the future, and these fluctuations may be unrelated to the Company’s performance. General market price declines or market volatility in the future could adversely affect the price of the Company’s common stock, and the current market price may not be indicative of future market prices.

Risks Related to the Company’s Stock

The Company’s common stock is thinly traded, and thus your ability to sell shares or purchase additional shares of the Company’s common stock will be limited, and the market price at any time may not reflect true value.

Your ability to sell shares of the Company’s common stock or purchase additional shares largely depends upon the existence of an active market for the common stock. The Company’s common stock is quoted on the Over the Counter Bulletin Board. The volume of trades on any given day is light, and you may be unable to find a buyer for shares you wish to sell or a seller of additional shares you wish to purchase. In addition, a fair valuation of the purchase or sales price of a share of common stock also depends upon active trading, and thus the price you receive for a thinly traded stock, such as the Company’s common stock, may not reflect its true value.

Federal regulations may inhibit a takeover, prevent a transaction you may favor or limit the Company’s growth opportunities, which could cause the market price of the Company’s common stock to decline.

Certain provisions of the Company’s charter documents and federal regulations could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. In addition, we must obtain approval from regulatory authorities before acquiring control of any other company.

We may not be able to pay dividends in the future in accordance with past practice.

We pay an annual dividend to stockholders. The payment of dividends is subject to legal and regulatory restrictions. Any payment of dividends in the future will depend, in large part, on the Bank’s earnings, capital requirements, financial condition and other factors considered relevant by the Company’s Board of Directors.

Market Area

The Bank currently has four offices in Crawford County, consisting of three full service offices and one drive-up, located in Robinson, Palestine and Oblong, Illinois.

Robinson, Palestine and Oblong, Illinois are located in Crawford County, Illinois, approximately 150 miles east of St. Louis, Missouri and 35 miles northwest of Vincennes, Indiana. The major employers in the Bank’s primary market area include: Marathon Petroleum Company LLC, The Hershey Company, Robinson Correctional Facility, Dana Corporation, Crawford Memorial Hospital and E.H. Baare Corporation.

The Bank and therefore the Company, is dependent upon the economy of its market area for continued success, since the vast majority of its loans are located in the Bank’s market area. See Note 4 of Notes to Consolidated Financial Statements.

Lending Activities

General. The Bank’s loan portfolio consists primarily of conventional, first mortgage loans secured by one- to four-family residences and, to a lesser extent, consumer loans, commercial and agricultural real estate loans, commercial business and agricultural finance loans and multi-family real estate and construction loans. At March 31, 2007, the Bank’s gross loans outstanding totaled $72.7 million, of which $36.2 million or 49.8% were one- to four-family residential mortgage loans. This amount also includes home equity loans totaling $2.9 million. Of the one- to four-family mortgage loans outstanding at that date, 20.8% were fixed-rate loans, and 79.2% were adjustable-rate loans. At that same date, construction and development property loans totaled $2.6 million or 3.5% of the Bank’s total loan portfolio. Also at that date, the Bank’s multi-family real estate, commercial and agricultural real estate loans totaled $15.4 million or 21.2% of the Bank’s total loan portfolio of which 62.3% were adjustable-rate loans and 37.7% were fixed-rate loans.  Loans to State and Municipal Governments totaled $3.3 million or 4.5% of the Bank’s total loan portfolio as of March 31, 2007. At that same date, consumer and other loans totaled $6.2 million or 8.5% of the Bank’s total loan portfolio. At March 31, 2007, commercial business and agricultural finance loans totaled $9.0 million or 12.5% of the Bank’s total loan portfolio, of which 53.3% were fixed-rate loans and 46.7% adjustable-rate loans.  See Note 4 of Notes to Consolidated Financial Statements.

The Bank’s loans to one borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or, if a bank’s lending limit under this calculation would be less than $500,000, a bank may make loans and extensions of credit to one borrower at one time in an amount not to exceed $500,000. See “Regulation — Federal Regulation of National Banks.” However, the Bank has been approved by the OCC to participate in a pilot lending program to exceed the 15% lending limit under certain exceptions. The Bank may lend up to 25% of its unimpaired capital and surplus to one borrower for loans secured by one-to-four family residential real estate, loans secured by small businesses or small farm loans. The total outstanding amount of the Bank’s loans or extensions of credit made to all of its borrowers under the special limits of this program may not exceed 100% of the Bank’s unimpaired capital and surplus. All loans to affiliates and their related interests are not eligible for this program. At March 31, 2007, the maximum amount which the bank could have lent under this program to any one borrower and the borrowers related interests was approximately $3.1 million. The program expires September 11, 2007. At March 31, 2007, the Bank had two borrowers with outstanding balances and available lines of credit that exceeded the 15% legal lending limit but was within the OCC pilot program 25% legal lending limit. Both borrowers’ loans will be re-evaluated prior to September 11, 2007. At March 31, 2007, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount.

The Bank’s five largest lending relationships at March 31, 2007 were as follows: (i) $4.3 million in loans and available lines of credit to an individual and his closely held entities of which $1.5 million was participated with other lenders secured by real estate, oil production and leaseholds, inventory, equipment, and personal guarantees; (ii) $4.1 million in loans and available lines of credit to a heavy equipment operator of which $2.4 million was participated with other lenders secured by real estate, equipment, inventory, accounts receivable and personal guarantees; (iii) $2.5 million in loans and available lines of credit to a utility company secured by deposit accounts, equipment, accounts receivable, assignment of contracts and general intangibles; (iv) $1.3 million in loans and available lines of credit to an individual and his closely held entities secured by real estate, crops, equipment, inventory, government payments, ethanol stock, and personal guarantees; and (v) $1.0 million in loans and available lines of credit to a grain farmer secured by real estate, crops, equipment, inventory, government payments, and personal guarantees. At March 31, 2007, all of these loans totaling $13.2 million in the aggregate, of which $3.9 million was participated to other lenders, were performing in accordance with their terms.

Loan Portfolio Composition. The following information concerning the composition of the Bank’s loan portfolios in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

	March 31,
	2007		2006
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans:
One- to four-family.	$36,214	49.84%	$35,669	53.34%
Multi-family	591	0.81	574	0.86
Commercial and agricultural	14,815	20.39	14,127	21.13
Construction or development	2,556	3.52	1,776	2.66
Total real estate loans	54,176	74.56	52,146	77.99

Other Loans:
Government Loans:
State & Municipal	3,265	4.50	1,299	1.94
Consumer and other loans	6,168	8.49	4,453	6.66
Commercial business and agricultural finance loans	9,048	12.45	8,972	13.41
Total other	18,481	25.44	14,724	22.01
Total loans	72,657	100.00%	66,870	100.00%

Less:
Loans in process	(858)		(611)
Unearned discounts	—		—
Allowance for losses	(729)		(753)
Total loans receivable, net	$71,070		$65,506

The following schedule illustrates the interest rate sensitivity of the Bank’s loan portfolio at March 31, 2007. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract reprices; however, $8.0 million in adjustable rate loans have reached their contractual floor rate. These loans then report at their maturity date. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	One- to Four-Family and Construction/Development		Multi-family and Commercial and Agriculture		Obligations of State & Municipal Governments		Consumer and Other		Commercial Business and Agricultural Finance		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due During Years Ending March 31,

2008(1)	$15,143	8.05%	$6,106	8.47%	$2,120	5.04%	$1,034	7.82%	$4,771	8.62%	$29,174	8.00%
2009 and 2010	8,397	7.58	1,903	7.61	183	4.19	1,849	8.37	1,316	6.70	13,648	7.56
2011 and 2012	1,132	7.22	1,697	6.98	260	5.14	2,855	7.35	1,699	7.37	7,643	7.18
After 2012	14,098	6.48	5,700	6.43	702	4.29	430	6.56	1,262	6.64	22,192	6.41
Total	$38,770	7.35%	$15,406	7.45%	$3,265	4.84%	$6,168	7.68%	$9,048	7.83%	$72,657	7.35%

(1)	Includes demand loans, loans having no stated maturity and overdraft loans.

The total amount of loans due after March 31, 2008 which have predetermined interest rates is $22.7 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $39.7 million, a portion of which have reached their contractual floor rate and are shown in the above table at their contractual maturity.

Underwriting Standards. All of the Bank’s lending is subject to its written underwriting standards and loan origination procedures. Decisions on loan applications are made on the basis of detailed applications and, if applicable, property valuations. Properties securing real estate loans made by the Bank are generally appraised by Board-approved independent appraisers. In the loan approval process, the Bank assesses the borrower’s ability to repay the loan, the adequacy of the proposed security, the employment stability of the borrower and the credit-worthiness of the borrower.

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

One- To- Four-Family Residential Mortgage Lending. Residential loan originations are generated by the Bank’s marketing efforts, its present customers, walk-in customers, and referrals from real estate brokers. Historically, the Bank has focused its lending efforts primarily on the origination of loans secured by one- to four-family residential mortgages in its market area. At March 31, 2007, the Bank’s one- to four-family residential mortgage loans totaled $36.2 million, or 49.8%, of the Bank’s gross loan portfolio of which $119,000 was non-performing at that date.

The Bank offers both adjustable and fixed rate mortgage loans. For the year ended March 31, 2007, the Bank originated $19.7 million of real estate loans, of which $13.6 million were secured by one- to four-family residential real estate, $2.5 million was secured by one- to four-family or commercial constructions and land loans, $3.5 million was secured by commercial or agricultural real estate, and $59,000 was secured by multi-family residential real estate. Substantially all of the Bank’s one- to four-family residential mortgage originations are secured by properties located in its market area.

The Bank offers adjustable-rate mortgage loans at rates and on terms determined in accordance with market and competitive factors. The Bank currently originates adjustable-rate mortgage loans with a term of up to 30 years.  The Bank offers one year adjustable-rate mortgage loans with a stated interest rate margin generally over the one-year Treasury Bill Index. Increases or decreases in the interest rate of the Bank’s adjustable-rate loans is generally limited to 200 basis points at any adjustment date and 600 basis points over the life of the loan. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as are the Bank’s liabilities. The Bank qualifies borrowers for adjustable-rate loans based on the initial interest rate of the loan. As a result, the risk of default on these loans may increase as interest rates increase. See “Asset Quality — Non-Performing Assets.” At March 31, 2007, the total balance of one-to four-family adjustable-rate loans was $28.7 million or 39.5% of the Bank’s gross loan portfolio.  See “— Originations, Purchases and Sales of Loans.”

The Bank offers fixed-rate mortgage loans with a term of up to 30 years. At March 31, 2007, the total balance of one- to four-family fixed-rate loans was $7.5 million or 10.3% of the Bank’s gross loan portfolio. The Bank also offers U.S. Department of Agriculture (“USDA”) Guaranteed Rural Housing Loans to borrowers that meet certain income limitations with minimal to no down payment. These loans are 30-year fixed rate loans with a 90% guarantee from USDA. At March 31, 2007, the total balance of USDA Guaranteed Rural Housing Loans was $148,000 or 0.2% of the Bank’s gross loan portfolio. During the fiscal year ended March 31, 2007, the Bank sold $964,000 in USDA Guaranteed Rural Housing Loans. The Bank did not retain the servicing on these loans. See “— Originations, Purchases and Sales of Loans.” The Bank will generally lend up to 80% of the lesser of the appraised value or purchase price of the security property on owner occupied one- to four-family loans. Residential loans do not include prepayment penalties, are non-assumable (other than government-insured or guaranteed loans), and do not produce negative amortization. Real estate loans originated by the Bank contain a “due on sale” clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property. The Bank utilizes private mortgage insurance.

The majority of the fixed rate loans currently originated by the Bank are underwritten and documented pursuant to the guidelines of the Federal Home Loan Bank of Chicago’s (the “FHLB”) Mortgage Partnership Finance (“MPF”) program. Effective January 1, 1999, the Bank joined the MPF program offered by the FHLB. This program offers 15 to 30 year fixed rate mortgages. The Bank sells 100% of the principal and receives a fee. The Bank also receives a 25 basis points servicing fee. During the year ended March 31, 2007, the Bank originated $3.8 million in MPF loans.. See “—Originations, Purchases and Sales of Loans.”

At March 31, 2007, the Company's home equity loans amounted to $2.9 million, or 3.9%, of the total loan portfolio. These loans are secured by the underlying equity in the borrower's residence, and accordingly, are reported with the one-to-four family real estate loans. As a result, the Company generally requires loan-to-value ratios of 90% or less after taking into consideration the first mortgage held by the Company. These loans typically have fifteen-year terms with an interest rate adjustment monthly.

Multi-Family Lending. The Bank offers one year adjustable-rate multi-family loans for terms of up to 20 years. The Bank will generally lend up to 80% of the value of the collateral securing the loan. At March 31, 2007, the Bank had $591,000 of multi-family real estate loans or 0.8% of the Bank’s gross loan portfolio was comprised of such loans. All of these loans were performing in accordance with their terms at that date.

Multi-family lending is generally considered to involve a higher level of credit risk than one- to four-family residential lending. This greater risk in multi-family lending is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower’s ability to repay the loan may be impaired.

Commercial and Agricultural Real Estate Lending. The Bank also originates commercial and agricultural real estate loans. At March 31, 2007 approximately $14.8 million, or 20.4% of the Bank’s gross loan portfolio, was comprised of commercial and agricultural real estate loans.  Of this amount, approximately $5.6 million or 37.8% of these loans were fixed-rate commercial and agricultural real estate loans and approximately $9.2 million or 62.2% were adjustable-rate loans.  At March 31, 2007, all of these loans were performing in accordance with their terms. The largest commercial or agricultural real estate loan was a $3.5 million line of credit of which $1.5 million was participated.

The Bank will generally lend up to 80% of the value of the collateral securing the loan with varying maturities up to 20 years for loans generally with repricing periods of daily to one year. In underwriting these loans, the Bank currently analyzes the financial condition of the borrower, the borrower’s credit history, and the reliability and predictability of the cash flow generated by the business. The Bank generally requires personal guaranties on corporate borrowers. Appraisals on properties securing commercial and agricultural real estate loans originated by the Bank are primarily performed by independent appraisers. The Bank also offers small business loans, which are generally guaranteed up to 90% by various governmental agencies.

Commercial and agricultural real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial and agricultural real estate is typically dependent upon the successful operation of the business. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

Construction Lending. The Bank had $2.6 million in construction loans for one- to four- family residences, commercial property and land loans, or 3.5% of the total loan portfolio at March 31, 2007. The Bank offers construction loans to individuals for the construction of one- to four-family residences or commercial buildings. Such loans are offered with fixed and adjustable-rates of interest. Following the construction period, these loans may become permanent loans.

Construction lending is generally considered to involve a higher level of credit risk since the risk of loss on construction loans is dependent largely upon the accuracy of the initial estimate of the individual property’s value upon completion of the project and the estimated cost (including interest) of the project. If the cost estimate proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project.

State and Municipal Government Loans. The Bank originates both fixed and adjustable loans for state and municipal governments. At March 31, 2007, the Bank’s loans to state and municipal governments totaled $3.3 million, or 4.5%, of the total loan portfolio of which 90.2% were fixed and 9.8% were adjustable. Loans to state and municipal governments are generally at a lower rate than consumer or commercial loans due to the tax-free nature of municipality loans.

For underwriting purposes, the Bank does not require financial documentation as long as the loan is to the general obligation of the entity. However, proper documentation in the entity’s minutes, from a board meeting when a quorum was present, that indicate the approval to seek a loan and the authorized individuals to sign for the loan are required.

Consumer Lending. The Bank offers secured and unsecured consumer loans. Secured loans may be collateralized by a variety of asset types, including automobiles, mobile homes and deposits. The Bank currently originates substantially all of its consumer loans in its primary market area. At March 31, 2007, the Bank’s consumer loan portfolio totaled $6.2 million, or 8.5% of its gross loan portfolio, of which 96.6% were fixed-rate loans.

A significant component of the Bank’s consumer loan portfolio consists of new and used automobile loans. These loans generally have terms that do not exceed five years. Generally, loans on vehicles are made in amounts up to 80% of the sales price or National Automobile Dealers Association value, whichever is least. At March 31, 2007, the Bank’s automobile loans totaled $3.6 million or 5.0% of the Bank’s gross loan portfolio. These loans were originated predominately on a direct lending basis.

Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The underwriting standards employed by the Bank for consumer loans include an application, a determination of the applicant’s payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At March 31, 2007, $4,000 of the Bank’s consumer loans were non-performing. There can be no assurances that additional delinquencies will not occur in the future.

Commercial and Agricultural Business Lending. The Bank also originates commercial and agricultural business loans. At March 31, 2007, approximately $9.0 million, or 12.5% of the Bank’s gross loan portfolio, was comprised of commercial and agricultural business loans.  Of the $9.0 million, approximately $4.8 million or 53.3% were fixed-rate loans and approximately $4.2 million or 46.7% were adjustable-rate loans. At March 31, 2007, $32,000 of the Bank’s commercial and agricultural business loans were non-performing. The largest commercial business loan was for $1.5 million of which 100% was participated.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business and agricultural finance loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business and agricultural finance loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). The Bank’s commercial business and agricultural finance loans are usually secured by business or personal assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At March 31, 2007, $63,000 of the Bank’s commercial business and agricultural finance loans were unsecured.

The Bank’s commercial business and agricultural finance lending policy includes credit file documentation and analysis of the borrower’s character, capacity to repay the loan, the adequacy of the borrower’s capital and collateral as well as an evaluation of conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of the Bank’s current credit analysis. Nonetheless, such loans are believed to carry higher credit risk than more traditional investments.

Originations, Purchases and Sales of Loans

Loan originations are developed from continuing business with depositors and borrowers, soliciting realtors, builders and walk-in customers.

While the Bank currently originates adjustable-rate and fixed-rate loans, its ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For the year ended March 31, 2007, the Bank had total originations of $25.8 million in fixed-rate loans and $12.4 million in adjustable-rate loans.

The Bank sold $4.7 million in one- to four-family loans through market programs during the year ended March 31, 2007. Sales of these loans generally are beneficial to the Bank since these sales may produce future servicing income, provide funds for additional lending and other investments and increase liquidity. The Bank does not sell loans pursuant to forward sales commitments and, therefore, an increase in interest rates after loan origination and prior to sale may adversely affect the Bank’s income at the time of sale.

The following table shows the loan origination, purchase, sale and repayment activities of the Bank for the periods indicated.

	Year Ended March 31,
	2007	2006
	(Dollars in Thousands)

Originations By Type:
Real estate:
One to four-family	$13,644	$10,419
Multi-family	59	145
Commercial and agricultural	3,499	5,544
Construction and land development	2,499	3,337

Other:
Consumer and other loans	6,304	3,634
State & Municipal Government	2,640	892
Commercial business and agricultural finance	9,523	9,354
Total loans originated	38,168	33,325

Purchases:
Real estate:
One- to four-family	53	—
Commercial and agricultural	400	—
Total loan purchases	453	—

Sales And Repayments:
Real estate:
One- to four-family	4,747	3,017

Other:
Commercial business and agricultural finance and other loans	132	2,275
Total sales	4,879	5,292

Principal reductions	27,850	28,603

Decreases in other items, net	(105)	(168)

Net increase (decrease) in gross loans	$5,787	$(738)

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

The following table sets forth the Bank’s loan delinquencies by type, by amount and by percentage of type at March 31, 2007.

	Loans Delinquent For:
	30-89 Days(1)			90 Days and Over(1)			Nonaccrual			Total Delinquent Loans
			Percent			Percent			Percent			Percent
			of Loan			of Loan			of Loan			of Loan
	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
	(Dollars in thousands)
Real Estate:
One- to four-family	1	$39	0.11%	—	$—	—%	4	$119	0.33%	5	$158	0.44%
Consumer and others	4	7	0.11	—	—	—	1	4	0.07	5	11	0.18
Commercial business and agricultural finance	1	26	0.29	—	—	—	3	32	0.35	4	58	0.64
Total	6	$72	0.10%	—	$—	—%	8	$155	0.21%	14	$227	0.31%

(1) Loans are still accruing.

Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Bank’s loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. Foreclosed assets include assets acquired in settlement of loans.

	Year Ended March 31,
	2007	2006
	(Dollars in thousands)
Non-accruing loans:
One- to four-family	$119	$444
Commercial and agricultural real estate	—	66
Consumer and other	4	37
Commercial business and agricultural finance	32	1
Total	155	548

Foreclosed assets:
One- to four-family	—	11
Total	—	11

Total non-performing assets	$155	$559
Total as a percentage of total assets	0.14%	0.51%

For the year ended March 31, 2007, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $15,000. This represents $15,000 that would have been included in interest income on such loans for the year ended March 31, 2007.

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities, considered by the Office of the Comptroller of the Currency (“OCC”) to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. It should be noted that the OCC has proposed for comment a rule that would amend the methodology currently used to assess the credit risk posed by individual commercial extensions of credit and the level of an institution’s aggregate commercial credit risk. No prediction can be made as to whether the rule will be finalized, in which final form it will emerge, or whether such rule, if finalized, will have a material impact on the Bank.

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

In connection with the filing of its periodic reports with the OCC and in accordance with its classification of assets policy, the Bank regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations. On the basis of management’s review of its assets, at March 31, 2007, the Bank had classified a total of $567,000 of its assets as substandard and $179,000 as doubtful or loss. At March 31, 2007, total classified assets comprised $746,000, or 6.3% of the Bank’s capital, and 0.7% of the Bank’s total assets.

Other Loans of Concern. As of March 31, 2007, there were $4.3 million in loans identified, but not classified, by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the business have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

Real estate properties acquired through foreclosure are recorded at the market fair value minus 20% of the market fair value if the property is appraised at $50,000 or less. If the property is appraised at greater than $50,000, then the property is recorded at the market fair value less 10% of the market fair value. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At March 31, 2007, the Bank had no real estate properties acquired through foreclosure. Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank’s allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At March 31, 2007, the Bank had a total allowance for loan losses of $729,000, representing 1.0% of the Bank’s loans, net. See Note 4 of Notes to Consolidated Financial Statements.

The distribution of the Bank’s allowance for losses on loans at the dates indicated is summarized as follows:

	March 31,
	2007			2006
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One- to four-family	$101	$36,214	49.84%	$171	$35,669	53.34%
Multi-family	—	591	0.81	—	574	0.86
Commercial and agricultural real estate	346	14,815	20.39	354	14,127	21.13
Construction or Development	8	2,556	3.52	8	1,776	2.66
State & Municipal Government Loans	—	3,265	4.50	—	1,299	1.94
Consumer and other loans	41	6,168	8.49	42	4,453	6.66
Commercial business and agricultural finance	233	9,048	12.45	178	8,972	13.41
Unallocated	—	—	—	—	—	—
Total	$729	$72,657	100.00%	$753	$66,870	100.00%

The following table sets forth an analysis of the Bank’s allowance for loan losses.

	Year Ended March 31,
	2007	2006
	(Dollars in thousands)
Balance at beginning of year	$753	$672

Charge-offs:
One- to four-family	49	113
Consumer and other loans	56	28
Total:	105	141

Recoveries:
One- to four-family	4	47
Consumer and other loans	17	17
Total:	21	64
Net charge-offs	84	77
Additions charged to operations	60	158
Balance at end of year	$729	$753

Ratio of net charge-offs during the year to Average loans outstanding during the year	0.12%	0.12%

Ratio of net charge-offs during the year to Average non-performing assets	28.92%	20.10%

Investment Activities

General. The Bank also invests in mortgage-backed securities, government securities, obligations of states or political subdivisions and other debt securities. At March 31, 2007, mortgage-backed securities totaled $24.8 million or 79.6% of the Bank’s total investment and mortgage-backed securities portfolio. Government securities, obligations of state and political subdivisions and other debt and equity securities totaled $6.3 million, or 20.4% of the Bank’s total investment and mortgage-backed securities portfolio.

Historically, the Bank has generally maintained liquid assets at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. A national bank is not subject to prescribed requirements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resource” and “Regulation — Liquidity.”

National banking associations have the authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds. Subject to various restrictions, national banks may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a national banking association is otherwise authorized to make directly.

Generally, the investment policy of the Bank, as established by the Board of Directors, is to invest funds among various categories of investments and maturities based upon the Bank’s liquidity needs, asset/liability management policies, investment quality, marketability and performance objectives.

Investment Securities. At March 31, 2007, the Bank’s investment securities, excluding mortgage-backed securities, totaled $6.3 million, or 5.7% of its total assets. It has been the Bank’s general policy to invest in obligations of state and political subdivisions, federal agency obligations and other investment securities.

National banks are restricted in investments in corporate debt and equity securities. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank’s unimpaired capital and unimpaired surplus as defined by federal regulations, which totaled $11.1 million as of March 31, 2007, plus an additional 10% if the investments are fully secured by readily marketable collateral. At March 31, 2007, the Bank was in compliance with this regulation. See “Regulation — Federal Regulation of National Banks” for a discussion of additional restrictions on the Bank’s investment activities. See Note 3 of Notes to Consolidated Financial Statements.

The following table sets forth the composition of the Bank’s securities all of which are classified as available for sale.

	March 31,
	2007		2006
	Market Value	% of Total	Market Value	% of Total
	(Dollars in thousands)
U.S. Government agencies	$3,683	11.83%	$3,635	11.91%
Mortgage-backed securities	24,780	79.60	24,206	79.27
State and political subdivisions	2,470	7.94	2,498	8.18
Other securities	196	0.63	196	0.64

Total available for sale	$31,129	100.00%	$30,535	100.00%

Average remaining life of investment and mortgage-backed securities	17.61 Years			17.19 Years

Other interest-earning assets:
Federal funding sold	1,112	86.74	3,478	85.37
Interest-bearing deposits with banks	170	13.26	596	14.63
Total other interest earnings investments	$1,282	100.00%	$4,074	100.00%

The Bank’s investment securities portfolio at March 31, 2007, contained no securities of any issuer with an aggregate book value in excess of 10% of the Bank’s retained earnings, excluding those issued by the U.S. government, or its agencies.

First Robinson’s investments, including the mortgage-backed securities portfolio, are managed in accordance with a written investment policy adopted by the Board of Directors.

OCC guidelines, as well as those of the other federal banking regulators, regarding investment portfolio policy and accounting require banks to categorize securities and certain other assets as held for “investment,” “sale,” or “trading.” In addition, the Bank has adopted SFAS 115 which states that securities available for sale are accounted for at fair value and securities which management has the intent and the Bank has the ability to hold to maturity are accounted for on an amortized cost basis. The Bank’s investment policy has strategies for each type of security. At March 31, 2007, the Bank classified $31.1 million of its investments as available for sale.

Mortgage-Backed Securities. The Bank invests primarily in federal agency obligations. At March 31, 2007, the Bank’s investment in mortgage-backed securities totaled $24.8 million or 22.0% of its total assets. All of the mortgage-backed securities are classified as available for sale. At March 31, 2007, the Bank did not have a trading portfolio.

The following table sets forth the maturities of the Bank’s mortgage-backed securities at March 31, 2007.

	Due in
	1 Year or Less	1 to 5 Years	5 to 10 Years	10 Years or More	Total
Federal Home Loan Mortgage Corporation	$—	$1,308	$708	$6,375	$8,391
Weighted Average Rate	—%	4.59%	4.39%	4.49%	4.50%

Federal National Mortgage Company	—	68	657	13,212	13,937
Weighted Average Rate	—%	7.00%	4.23%	4.78%	4.76%

Government National Mortgage Company	—	—	—	2,452	2,452
Weighted Average Rate	—%	—	—%	4.50%	4.50%

Total	$—	$1,376	$1,365	$22,039	$24,780
Weighted Average Rate	—%	4.71%	4.31%	4.66%	4.65%

Sources of Funds

General. The Bank’s primary sources of funds are deposits, receipt of principal and interest on loans and securities, interest earned on deposits with other banks, and other funds provided from operations.

The Bank has used FHLB advances to support lending activities and to assist in the Bank’s asset/liability management strategy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset\Liability Management.” At March 31, 2007, the Bank had no FHLB advances and $4.0 million in FHLB Letters of Credit pledged to secure public unit deposits. The Bank also had a credit enhancement reserve of $1.3 million established with the FHLB for participation in the Mortgage Partnership Finance (“MPF”) program.  The FHLB Letters of Credit and the MPF credit enhancement reserve reduce the amount available to borrow from the FHLB of Chicago to $18.9 million. The Company and Bank could also borrow up to $5.6 million from a correspondent bank located in Springfield, Illinois. The Bank has also established borrowing capabilities with the Federal Reserve Bank of St. Louis. See Notes 9 and 10 of Notes to Consolidated Financial Statements.

At March 31, 2007, the Bank had $12.1 million in repurchase agreements. See Note 8 of Notes to Consolidated Financial Statements.

Deposits. The Bank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank’s deposits consist of passbook, money market deposit, NOW accounts, IRA accounts, and certificate accounts. The certificate accounts currently range in terms from 90 days to five years. The Bank also offers a variable rate certificate for children. The certificate matures on the child’s 18th birthday. The Bank has a significant amount of deposits that will mature within one year. However, management expects that virtually all of the deposits will be renewed.

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

The following table sets forth the deposit flows at the Bank during the periods indicated.

	Year Ended March 31,
	2007	2006
	(Dollars in thousands)
Opening balance	$86,202	$88,968
Deposits	821,575	765,307
Withdrawals	(822,536)	(769,171)
Interest credited	1,532	1,098

Ending balance	86,773	86,202

Net (decrease) increase	$571	$(2,766)

Percent (decrease) increase	0.66%	(3.11)%

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Bank for the periods indicated.

	March 31,
	2007		2006
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Transactions and Savings Deposits:
Non-interest bearing demand (0.00%)	$11,749	13.54%	$12,656	14.68%
Passbook and Money Market Accounts (1.97%)	22,404	25.82	25,655	29.76
NOW Accounts (2.02%)	20,071	23.13	17,007	19.73

Total non-certificates	54,224	62.49	55,318	64.17

Certificates:
1.00 - 1.99%	$19	0.02%	$363	0.42%
2.00 - 3.99%	9,309	10.73	20,308	23.56
4.00 - 5.99%	21,356	24.61	10,085	11.70
6.00 - 7.99%	1,865	2.15	128	0.15

Total certificates	32,549	37.51	30,884	35.83
Total deposits	$86,773	100.00%	$86,202	100.00%

The following table shows rate and maturity information for the Bank’s certificates of deposit as of March 31, 2007.

	1.00 - 1.99%	2.00- 3.99%	4.00- 5.99%	6.00- 7.99%	Total	Percent of Total	Weighted Average Rate
	(Dollars in thousands)
Certificate accounts maturing In quarter ending:
June 30, 2007	$—	$2,685	$4,451	$1,082	$8,218	25.25%	4.54%
September 30, 2007	—	1,956	5,584	364	7,904	24.29	4.60
December 31, 2007	—	1,352	2,211	2	3,565	10.95	4.43
March 31, 2008	—	1,327	2,883	2	4,212	12.94	4.52
June 30, 2008	—	451	623	1	1,075	3.30	4.24
September 30, 2008	—	610	1,308	2	1,920	5.90	4.14
December 31, 2008	—	464	1,172	22	1,658	5.09	4.27
March 31, 2009	—	375	502	12	889	2.73	4.37
June 30, 2009	—	12	421	4	437	1.34	4.74
September 30, 2009	—	77	380	22	479	1.47	4.70
December 31, 2009	19	—	600	11	630	1.94	4.67
March 31, 2010	—	—	201	4	205	0.63	4.31
Thereafter	—	—	1,020	337	1,357	4.17	5.60

Total	$19	$9,309	$21,356	$1,865	$32,549	100.00%	4.54%

Percent of total	0.06%	28.60%	65.61%	5.73%	100.00%

The following table indicates the amount of the Bank’s certificates of deposit and other deposits by time remaining until maturity as of March 31, 2007.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 months	Total
Certificates of deposit less than $100,000	$4,800	$5,544	$6,237	$7,058	$23,639

Certificates of deposit of $100,000 or more	1,353	1,372	1,387	1,592	5,704

Public funds of $100,000 or more (1)	2,065	988	153	—	3,206
Total certificates of deposit	$8,218	$7,904	$7,777	$8,650	$32,549

(1) Deposits from governmental and other public entities.

Subsidiary Activities

As a national bank, the Bank is able to invest unlimited amounts in subsidiaries that are engaged in activities in which the parent bank may engage. In addition, a national bank may invest limited amounts in subsidiaries that provide banking services, such as data processing, to other financial institutions. At March 31, 2007, the Bank had no subsidiaries.

Competition

The Bank faces strong competition, both in originating real estate, commercial and consumer loans and in attracting deposits. Competition in originating loans comes primarily from commercial banks and a credit union located in the Bank’s market area. Commercial banks provide vigorous competition in consumer lending. The Bank competes for real estate and other loans principally on the basis of the quality of services it provides to borrowers, the interest rates and loan processing fees it charges, and the types of loans it originates. See “— Lending Activities.”

The Bank attracts all of its deposits through its retail banking office. Therefore, competition for those deposits is principally from retail brokerage offices, commercial banks and a credit union located in the community. The Bank competes for these deposits by offering a variety of account alternatives at competitive rates and by providing convenient business hours.

The Bank primarily serves Crawford County, Illinois. There are five commercial banks and one credit union, other than the Bank, which compete for deposits and loans in the Bank’s market area.

REGULATION

General

The Company is a registered bank holding company, subject to broad federal regulation and oversight by the Federal Reserve Board (“FRB”). The Bank is a national bank, the deposits of which are federally insured and backed by the full faith and credit of the U.S. Government. Accordingly, the Bank is subject to broad federal regulation and oversight extending to all its operations by the OCC, the Federal Deposit Insurance Corporation (“FDIC”) and the FRB. The Bank is also a member of the FHLB of Chicago. The Bank is a member of the Deposit Insurance Fund (the “DIF”) and the deposits of the Bank are insured by the FDIC.  The DIF was created on March 31, 2006 with the merger of the Bank Insurance Fund and Savings Association Insurance Fund, pursuant to the Federal Deposit Insurance Reform Act of 2005 (the "FDIRA"), discussed in further detail below.

Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document. See Note 13 of Notes to Consolidated Financial Statements.

Federal Regulation of National Banks

The OCC has extensive authority over the operations of national banks. As part of this authority, the Bank is required to file periodic reports with the OCC and is subject to periodic examinations by the OCC. All national banks are subject to a semi-annual assessment, based upon the bank’s total assets, to fund the operations of the OCC.

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

The Bank’s loans to one borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or, if a bank’s lending limit under this calculation would be less than $500,000, a bank may make loans and extensions of credit to one borrower at one time in an amount not to exceed $500,000. See “Regulation — Federal Regulation of National Banks.” However, the Bank has been approved by the OCC to participate in a pilot lending program to exceed the 15% lending limit under certain exceptions. The Bank may lend up to 25% of its unimpaired capital and surplus to one borrower for loans secured by one-to-four family residential real estate, loans secured by small businesses or small farm loans. The total outstanding amount of the Bank’s loans or extensions of credit made to all of its borrowers under the special limits of this program may not exceed 100% of the Bank’s unimpaired capital and surplus. All loans to affiliates and their related interests are not eligible for this program. At March 31, 2007, the maximum amount which the Bank could have lent under this program to any one borrower and the borrowers related interests was approximately $3.1 million. At March 31, 2007, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. The Bank’s five largest lending relationships at March 31, 2007 totaled $13.2 million in the aggregate and were performing in accordance with their terms. Of this amount, $3.9 million was participated to other lenders.

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

Recent Legislation

USA Patriot Act of 2001. In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C., which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. The Bank believes it has developed policies and procedures to comply with the Patriot Act.

The Sarbanes-Oxley Act. While not a banking law per se, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), implements a broad range of corporate governance and accounting measures for public companies (including publicly-held bank holding companies such as the Registrant) designed to promote honesty and transparency in corporate America. Sarbanes-Oxley’s principal provisions, many of which have been interpreted through regulations, provide for and include, among other things: (i) the creation of an independent accounting oversight board; (ii) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements; (iv) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (v) an increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the Company’s independent auditors; (vi) requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer; (vii) requirements that companies disclose whether at least one member of the audit committee is a ‘financial expert’ (as such term is defined by the SEC) and if not discussed, why the audit committee does not have a financial expert; (viii) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods; (ix) a general prohibition on personal loans to directors and officers, except for certain loans made by subsidiary insured financial institutions such as the Bank on non-preferential terms and in compliance with other bank regulatory requirements; (x) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; (xi) requirements that management assess the effectiveness of internal control over financial reporting and the Company’s Independent Registered Public Accounting Firm attest to the assessment; and (xii) a range of enhanced penalties for fraud and other violations.

It is anticipated that these and other requirements of Sarbanes-Oxley will increase the Company’s cost of doing business both in terms of the time and energy that its board, committees and executives will have to expend, as well as in hard dollars, although no prediction can be made at this time of how extensive the increased costs will be.

Federal Deposit Insurance Reform Act of 2005. On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”) into law as part of the Deficit Reduction Act of 2005. On February 15, 2006, President Bush signed into law the technical and conforming amendments designed to implement FDIRA. FDIRA provides for legislative reforms to modernize the federal deposit insurance system.

Among other things, FDIRA: (i) permitted the FDIC to merge the BIF and SAIF into a single deposit insurance fund, the DIF, which occurred on March 31, 2006; (ii) increased the deposit insurance limit for certain retirement account deposits from $100,000 to $250,000; (iii) permits an indexing to inflation calculation with respect to deposit insurance coverage on individual accounts beginning in 2010; (iv) replaces the fixed designated reserve ratio of 1.25% with a reserve ratio range of 1.15%-1.50%, with the specific reserve ratio to be determined annually by the FDIC by regulation (see below); (v) permits the FDIC to revise the risk-based assessment system by regulation; and (vi) provides a one-time credit against future assessments based upon the assessment base of the institution on December 31, 1996 to each insured depository institution that was in existence as of December 31, 1996 and paid a deposit insurance assessment prior to that date (or a successor to any such institution) (see the discussion below with respect to the Bank’s proposed assessment credit).

Pursuant to FDIRA, the FDIC set the designated reserve ratio for the DIF at 1.25% effective January 1, 2007. The FDIC’s new risk-based assessment system authorized by the FDIRA was officially published on November 30, 2006.

Certain one-time deposit premium assessment credits are also authorized under the FDIRA. The impact of this credit on the bank is discussed below.

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

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC based upon a risk classification system established by the agency comprised of four categories that are distinguished by capital ratios and supervisory ratings. Each bank’s risk-based assessment category will be determined, and assessments will be collected, on a quarterly basis.

During the year ended December 31, 2006, DIF assessments ranged from 0% of deposits to 0.27% of deposits. The Bank qualified for the 0% rate deposit insurance in 2006. In 2007, the assessment rate for deposits will range from 5 basis points to 43 basis points for every $100 of qualified deposits. The FDIC has indicated that the Bank’s annual assessment rate for 2007 will be 5 basis points per $100 of deposits. The FDIC has allowed eligible insured institutions to share in a one-time assessment credit for institutions that were in existence at December 31, 1996 and paid deposit insurance assessments prior to that date. The Bank’s one-time assessment credit will offset deposit assessments in 2007 and reduce the 2008 assessment. The Bank cannot, however, predict insurance assessment rates for the future.

FICO Assessments. DIF-insured institutions are required to pay a quarterly Financing Corporation (FICO) assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2006, the FICO assessment rate for DIF members was approximately 1.22 basis points of deposits. The Bank’s FICO assessment expense for 2007 was $10,000. Management believes this expense will be comparable in 2008.

National Banks. The Bank is subject to, and in compliance with, the capital regulations of the OCC. The OCC’s regulations establish two capital standards for national banks: a leverage requirement and a risk-based capital requirement. In addition, the OCC may, on a case-by-case basis, establish individual minimum capital requirements for a national bank that vary from the requirements which would otherwise apply under OCC regulations. A national bank that fails to satisfy the capital requirements established under the OCC’s regulations will be subject to such administrative action or sanctions as the OCC deems appropriate.

The leverage ratio adopted by the OCC requires a minimum ratio of “Tier 1 capital” to adjusted total assets of 3% for national banks rated composite 1 under the CAMELS rating system for banks. National banks not rated composite 1 under the CAMELS rating system for banks are required to maintain a minimum ratio of Tier 1 capital to adjusted total assets of 4% to 5%, depending upon the level and nature of risks of their operations. For purposes of the OCC’s leverage requirement, Tier 1 capital generally consists of common stockholders’ equity and retained income and certain non-cumulative perpetual preferred stock and related income, except that no intangibles and certain purchased mortgage servicing rights and purchased credit card relationships may be included in capital.

The risk-based capital requirements established by the OCC’s regulations require national banks to maintain “total capital” equal to at least 8% of total risk-weighted assets. For purposes of the risk-based capital requirement, “total capital” means Tier 1 capital (as described above) plus “Tier 2 capital,” provided that the amount of Tier 2 capital may not exceed the amount of Tier 1 capital, less certain assets. The components of Tier 2 capital include certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets.

Under this current regulatory scheme, Bank management believes that it will meet the capital requirements set forth above. Economic downturns in the Bank’s market as well as other local and national events, could adversely affect the Bank’s earnings, thereby affecting its ability to meet its capital requirements.

Prompt Corrective Action. The OCC is authorized and, under certain circumstances required, to take certain actions against national banks that fail to meet their capital requirements. The OCC is generally required to take action to restrict the activities of an “undercapitalized institution” (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such institution must submit a capital restoration plan and until such plan is approved by the OCC may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OCC is authorized to impose the additional restrictions that are applicable to significantly undercapitalized institutions.

Any national bank that fails to comply with its capital plan or is “significantly undercapitalized” (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the bank. A national bank that becomes “critically undercapitalized” (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized institutions. In addition, the OCC must appoint a receiver (or conservator with the concurrence of the FDIC) for an institution, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized institution is also subject to the general enforcement authority of the OCC, including the appointment of a conservator or a receiver.

The OCC is also generally authorized to reclassify a bank into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition. Notably, at March 31, 2007, the Bank was categorized as well capitalized under the OCC’s prompt corrective action regulations.

The imposition by the OCC of any of these measures on the Bank may have a substantial adverse effect on the Bank’s operations and profitability and the value of the Company’s common stock.

Limitations on Dividends and Other Capital Distributions

The Bank’s ability to pay dividends is governed by the National Bank Act and OCC regulations. Under such statute and regulations, all dividends by a national bank must be paid out of current or retained net profits, after deducting reserves for losses and bad debts. The National Bank Act further restricts the payment of dividends out of net profits by prohibiting a national bank from declaring a cash dividend on its shares of common stock until the surplus fund equals the amount of capital stock or, if the surplus fund does not equal the amount of capital stock, until one-tenth of the bank’s net profits for the preceding half year in the case of quarterly or semi-annual dividends, or the preceding two half-year periods in the case of annual dividends, are transferred to the surplus fund. In addition, the prior approval of the OCC is required for the payment of a dividend if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits for the year combined with its net profits for the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

The OCC has the authority to prohibit the payment of dividends by a national bank when it determines such payment to be an unsafe and unsound banking practice. In addition, the bank would be prohibited by federal statute and the OCC’s prompt corrective action regulations from making any capital distribution if, after giving effect to the distribution, the bank would be classified as “undercapitalized” under OCC regulations. See “— Prompt Corrective Action.” Finally, the Bank would not be able to pay dividends on its capital stock if its capital would thereby be reduced below the remaining balance of the liquidation account established in connection with the Bank’s conversion from mutual to stock form.

Accounting

The OCC requires that investment activities of a national bank be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. The Bank is in compliance with these requirements.

Community Reinvestment Act

Under the Community Reinvestment Act (“CRA”), every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.

The CRA requires the OCC, in connection with the examination of the institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the institution. An unsatisfactory rating may be used as the basis for the denial of an application by the OCC. The Bank’s CRA rating is “satisfactory.”

Transactions with Affiliates

Generally, transactions between a national bank or its subsidiaries and its affiliates are required to be on terms as favorable to the bank as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the bank’s capital. Affiliates of the bank include any company which is under common control with the bank. In addition, the bank may not acquire the securities of most affiliates. Subsidiaries of the bank are not deemed affiliates. However, the Federal Reserve Board (the “FRB”) has the discretion to treat subsidiaries of national banks as affiliates on a case-by-case basis.

Certain transactions with directors, officers or controlling persons (“Insiders”) are also subject to conflict of interest rules enforced by the OCC. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, as a general matter, loans to insiders must be made on terms substantially the same as for loans to unaffiliated individuals.

Federal Reserve System

The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW checking accounts). At March 31, 2007, the Bank had $163,000 in FRB stock, which was in compliance with these reserve requirements.

The Bank is a member of the Federal Reserve System. National banks are authorized to borrow from the Federal Reserve Bank “discount window,” but FRB regulations require banks to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the FRB.

Holding Company Regulation

General. The Company is a bank holding company registered with the FRB. Bank holding companies are subject to comprehensive regulation by the FRB under the Banking Holding Company Act (the “BHCA”), and the regulations of the FRB. As a bank holding company, the Company is required to file reports with the FRB and such additional information as the FRB may require, and will be subject to regular examinations by the FRB. The FRB also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

Under FRB policy, a bank holding company must serve as a source of financial and managerial strength for its subsidiary banks. Under this policy the FRB may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank. Failure by a bank holding company to act as a “source of strength” to its subsidiary bank could be deemed by the FRB to be an unsafe and unsound banking practice, a violation of FRB regulation, or both.

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

The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the FRB includes, among other things, operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers’ checks and U.S. Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers. Other than as described herein or as presently conducted by the Bank, the Company has no present plans to engage in any of these activities.

Dividends. The FRB has issued a policy statement, with which the Bank is in compliance, on the payment of cash dividends by bank holding companies, which expresses the FRB’s view that a bank holding company should pay cash dividends only to the extent that the Company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the Company’s capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the FRB, the FRB may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.” See “Regulation — Prompt Corrective Action.”

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

Capital Requirements. The FRB has established capital requirements for bank holding companies that generally parallel the capital requirements for national banks. For bank holding companies with consolidated assets of less than $150 million, such as the Company, compliance is measured on a case-by-case basis. See “Regulation — National Banks.” The Company’s capital exceeds such requirements.

Federal Home Loan Bank System

The Bank is a member of the FHLB of Chicago, which is one of 12 regional FHLBs, that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB which are subject to the oversight of the Federal Housing Finance Board, (“FHFB”) an agency of the United States government. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Chicago. At March 31, 2007, the Bank had $642,000 in FHLB stock, which was in compliance with this requirement. In the past year, the Bank has received dividends on its FHLB stock.

Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank’s FHLB stock may result in a corresponding reduction in the Bank’s capital.

On December 28, 2006, the FHFB issued a final rule that clarifies that a Federal Home Loan Bank may not issue excess stock as a stock dividend or otherwise if, after the issuance of such stock, the bank’s outstanding excess stock would be above 1% of its total assets.

Federal and State Taxation

Federal Taxation. In addition to the regular income tax, corporations generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation’s regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation’s regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income.

The Company and the Bank file a consolidated income tax return on the accrual basis of accounting. Neither the Company nor the Bank have been audited by the IRS with respect to federal income tax returns.

State Taxation. The Company also is subject to various forms of state taxation under the laws of Illinois as a result of the business it conducts in Illinois.

Competition

The Bank faces strong competition, both in originating real estate, commercial and consumer loans and in attracting deposits. Competition in originating loans comes primarily from commercial banks and the credit union located in the Bank’s market area. Commercial banks and the credit union provide vigorous competition in consumer lending. The Bank competes for real estate and other loans principally on the basis of the quality of services it provides to borrowers, the interest rates and loan processing fees it charges, and the types of loans it originates. See “— Lending Activities.”

The Bank attracts all of its deposits through its retail banking offices. Therefore, competition for those deposits is principally from retail brokerage offices, commercial banks and a credit union located in the community. The Bank competes for these deposits by offering a variety of account alternatives at competitive rates and by providing convenient business hours.

The Bank primarily serves Crawford County, Illinois and surrounding counties. There are five commercial banks and one credit union, other than the Bank, which compete for deposits and loans in the Bank’s primary market area.

Employees

At March 31, 2007, the Company and the Bank had a total of 39 full-time and 6 part-time employees. The Company’s and the Bank’s employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Recent Accounting Pronouncements

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (“SFAS No. 156”), Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. Statement No. 156 is effective as of the entity’s first fiscal year beginning after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements for any period of that fiscal year. The Company plans to adopt the statement on April 1, 2007 and believes the impact of the adoption of this statement on the financial results will be minimal.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes -an Interpretation of FASB Statement 109, which provides guidance on the measurement, recognition and disclosure of tax positions taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, and disclosure. FIN 48 prescribes that a tax position should only be recognized if it is more-likely-than-not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this threshold is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The cumulative effect of applying the provisions of FIN 48 is to be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company plans to adopt the statement on April 1, 2007and believes the impact of the adoption of this statement on the financial results will be minimal.

In September, 2006, FASB issued SFAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on financial reporting and disclosures.

In February, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits companies to choose to measure many financial instruments and certain other items at fair value. The objective of the new pronouncement is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for the Company in 2008. The Company has not yet made a determination if it will elect to apply the options available in SFAS 159.

ITEM 2.  DESCRIPTION OF PROPERTY

The Bank conducts its business through its main office and three branch offices, which are located in Crawford County, Illinois. The Bank owns its main office and branch offices. The total net book value of the Bank’s premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at March 31, 2007 was approximately $2.5 million. The following table sets forth information relating to the Bank’s offices as of March 31, 2007.

Location	Date Acquired	Total Approximate Square Footage	Net Book Value of Buildings and Improvements at March 31, 2007
Main Office: 501 East Main Street Robinson, Illinois	1985	12,420	$1.4 million

Branch Offices: 119 East Grand Prairie Palestine, Illinois	1995	1,800	292,000

102 West Main Street Oblong, Illinois	1995	2,260	99,000

Outer East Main Street Oblong, Illinois	1997	1,000	155,000

The Company and the Bank believe that current facilities are adequate to meet the present and foreseeable needs and are adequately covered by insurance. See Note 5 of Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

The Company and the Bank are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of its businesses. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Company and the Bank in the proceedings, that the resolution of these proceedings should not have a material effect on the Company’s results of operations on a consolidated basis.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, for the quarter ended March 31, 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Pages 52 and 53 of the attached 2007 Annual Report to Stockholders are incorporated herein by reference.

The following table provides information about purchases by the Company for the quarter ended March 31, 2007 regarding the Company’s common stock.

Purchases of Equity Securities By Company(1)(2)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/2007 - 1/31/2007	—	—	—	25,000
2/1/2007 - 2/28/2007	2,036	$25.61	1,500	23,500
3/1/2007- 3/31/2007	2,000	28.55	2,000	21,500
Total	4,036	27.07	3,500	21,500

(1)
On January 16, 2007, the Board of Directors of First Robinson Financial Corporation approved a repurchase program of its equity stock. The Company may repurchase up to 25,000 shares of the Company’s common stock from time to time, in the open market, when deemed appropriate by management. The program approved January 16, 2007 will expire the earlier of December 31, 2007 or when 25,000 of the Company’s outstanding shares are repurchased. As of March 31, 2007, the number of shares held in Treasury were 367,486.

(2)
The trustees of the First Robinson Savings & Loan Directors’ Retirement Plan purchased 536 shares of the Company’s common stock. The stock is allocated to the Directors’ accounts and will be distributed upon retirement.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Pages 5 through 20 of the attached 2007 Annual Report to Stockholders are incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

The following information appearing in the Company’s Annual Report to Stockholders for the year ended March 31, 2007, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.

Annual Report Section	Pages in Annual Report
Report of Independent Registered Public Accounting Firm	21
Consolidated Balance Sheets for the
Fiscal Years Ended March 31, 2007 and 2006	22
Consolidated Statements of Income for the
Years Ended March 31, 2007 and 2006	23
Consolidated Statements of Stockholders’ Equity for
Years Ended March 31, 2007 and 2006	24
Consolidated Statements of Cash Flows for the
Years Ended March 31, 2007 and 2006	25
Notes to Consolidated Financial Statements	27

With the exception of the aforementioned information, the Company’s Annual Report to Stockholders for the year ended March 31, 2007, is not deemed filed as part of this Annual Report on Form 10-KSB.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There have not been any changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 26, 2007, a copy of which was filed with the Securities and Exchange Commission (the “SEC”) on June 22, 2007.

Executive Officers

Information concerning Executive Officers of the Company and the Bank is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 26, 2007, a copy of which was filed with the SEC on June 22, 2007.

Compliance with Section 16(A)

Information concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 26, 2007, a copy of which was filed with the SEC on June 22, 2007.

ITEM 10. EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 26, 2007, a copy of which was filed with the SEC on June 22, 2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of March 31, 2007 related to our equity compensation plans in effect at that time.

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders	18,505	$17.25	13,583

The Company does not maintain any equity compensation plans that have not been approved by security holders.

Additional information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 26, 2007, a copy of which was filed with the SEC on June 22, 2007.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS , AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 26, 2007, a copy of which was filed with the SEC on June 22, 2007.

ITEM 13. EXHIBITS

(a) Exhibits

Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
3(i)	Certificate of Incorporation	*
3(ii)	By-Laws	*
4	Instruments defining the rights of security holders, including debentures	*
10	Material Contracts	None
13	Annual Report to Stockholders	13
14	Code of Ethics	14
21	Subsidiaries of Registrant	21
23.0	Consent of Independent Registered Public Accounting Firm	23.0
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32.1	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1

*
Previously filed as exhibits to the Company’s Registration Statement on Form S-1 filed with the SEC on March 19, 1997 (File No. 333-23625). All of such previously filed exhibits are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 26, 2007, a copy of which was filed with the SEC on June 22, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST ROBINSON FINANCIAL CORPORATION

Date: June 28, 2007	By:	/s/ Rick L. Catt
Rick L. Catt, Director,
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Rick L. Catt	By:	/s/ Jamie E. McReynolds
	Rick L. Catt, Director, President and Chief Executive Officer (Principal Executive and Operating Officer)		Jamie E. McReynolds, Vice President, Chief Financial Officer and Secretary (Chief Financial and Accounting Officer)

Date:	June 28, 2007	Date:	June 28, 2007

By:	/s/ Scott F. Pulliam	By:	/s/ J. Douglas Goodwine
	Scott F. Pulliam, Director		J. Douglas Goodwine, Director

Date:	June 28, 2007	Date:	June 28, 2007

By:	/s/ Robin E. Guyer	By:	/s/ Steven E. Neeley
	Robin E. Guyer, Director		Steven E. Neeley, Director

Date:	June 28, 2007	Date:	June 28, 2007

By:	/s/ William K. Thomas	By:	/s/ Donald K. Inboden
	William K. Thomas, Director		Donald K. Inboden, Director

Date:	June 28, 2007	Date:	June 28, 2007