Form 10QSB
period 2007-06-30
FIRST ROBINSON FINANCIAL CORP
filed 2007-08-14
CIK 1035991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

YES ☐     NO ☒

As of August 10, 2007, the Issuer had 477,036 shares of Common Stock, par value $0.01, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

YES ☐     NO ☒

FIRST ROBINSON FINANCIAL CORPORATION
Index to Form 10-QSB

		PAGE
PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2007
And March 31, 2007		3

Condensed Consolidated Statements of Income for the Quarters Ended
June 30, 2007 and June 30, 2006		4

Condensed Consolidated Statements of Cash Flows for the Quarters
Ended June 30, 2007 and June 30, 2006		6

Notes to Condensed Consolidated Financial Statements		8

Item 2.	Management’s Discussion and Analysis or Plan of Operations	11

Item 3.	Controls and Procedures	22

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security-Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

SIGNATURES		24

CERTIFICATIONS		25

Item 1:
FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
   (In thousands, except share data)

	(Unaudited)
	June 30, 2007	March 31, 2007
ASSETS

Cash and cash equivalents	$6,620	$4,049
Available-for-sale securities	29,386	31,129
Loans, net of allowance for loan losses of $720 and $729
at June 30, 2007 and March 31, 2007, respectively	74,308	71,070
Federal Reserve and Federal Home Loan Bank stock	805	805
Premises and equipment, net	2,455	2,482
Foreclosed assets held for sale, net	24
Interest receivable	691	737
Deferred income taxes	382	209
Cash surrender value of life insurance	1,353	1,341
Other assets	512	452

Total Assets	$116,536	$112,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	90,167	86,773
Other borrowings	13,600	12,088
Advances from borrowers for taxes and insurance	170	129
Accrued income taxes	111	154
Interest payable	206	203
Other liabilities	986	1,037
Total Liabilities	105,240	100,384

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock, $.01 par value; authorized 500,000 shares,
no shares issued and outstanding
Common stock, $ .01 par value; authorized 2,000,000 shares; 859,625 shares issued;
outstanding June 30, 2007- 477,196 shares; March 31, 2007 - 484,908 shares	9	9
Additional paid-in capital	8,446	8,406
Retained earnings	9,416	9,459
Accumulated other comprehensive loss	(492)	(199)
Treasury stock, at cost
Common: June 30, 2007 - 375,198 shares; March 31, 2007 - 367,486 shares	(6,083)	(5,785)

Total Stockholders’ Equity	11,296	11,890

Total Liabilities and Stockholders’ Equity	$116,536	$112,274

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Quarters Ended June 30, 2007 and 2006
(In thousands, except per share data)
(Unaudited)

	2007	2006
Interest and Dividend Income:
Loans	$1,372	$1,214
Securities:
Taxable	338	319
Tax-exempt	24	24
Other interest income	19	44
Dividends on Federal Reserve and Federal Home Loan Bank stock	7	7

Total Interest and Dividend Income	1,760	1,608

Interest Expense:
Deposits	617	454
Other borrowings	117	98

Total Interest Expense	734	552

Net Interest Income	1,026	1,056

Provision for Loan Losses	15	15

Net Interest Income After Provision for Loan Losses	1,011	1,041

Non-Interest Income:
Charges and fees on deposit accounts	217	188
Charges and other fees on loans	38	6
Net gain on sale of loans	31	27
Other	98	70

Total Non-Interest Income	384	291

Non-Interest Expense:
Compensation and employee benefits	592	463
Occupancy and equipment	150	134
Data processing	51	48
Audit, legal and other professional	38	34
Advertising	33	30
Telephone and postage	25	23
Net loss on sale of foreclosed assets	—	2
Other	123	132

Total Non-Interest Expenses	1,012	866

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Quarters Ended June 30, 2007 and 2006
(In thousands, except per share data)
(Unaudited)

	2007	2006

Income before income taxes	383	466

Provision for income taxes	110	150

Net Income	$273	$316

Basic Earnings Per Share	$0.58	$0.66
Diluted Earnings Per Share	$0.56	$0.63

Comprehensive Income (Loss)

Net Income	$273	$316

Other Comprehensive Income (Loss):

Unrealized gains (losses) on securities	(469)	(480)

Related tax effects	176	180

Other Comprehensive Income (Loss)	(293)	(300)

Comprehensive Income (Loss)	$(20)	$16

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Quarters Ended June 30, 2007 and 2006
(In thousands)
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income	$273	$316
Items not requiring (providing) cash
Depreciation and amortization	72	65
Provision for loan losses	15	15
Amortization of premiums and discounts on securities	(11)	(1)
Amortization of loan servicing rights	11	9
Compensation related to ESOP		34
Compensation related to the exercise of options	69
Deferred income taxes	3	(7)
Originations of mortgage loans held for sale	(2,009)	(1,355)
Proceeds from the sale of mortgage loans	1,941	1,382
Net gain on loans sold	(31)	(27)
Net loss on sale of foreclosed property		2
Changes in:
Interest receivable	46	75
Cash surrender value of life insurance	(12)	(12)
Other assets	(79)	(123)
Accrued income taxes	(43)	139
Interest payable	3	2
Other liabilities	(51)	8

Net cash provided by operating activities	197	522

Cash flows from investing activities:
Purchase of securities available for sale		(1,858)
Repayment of principal on mortgage-backed securities	1,285	1,372
Proceeds from sale of FHLB stock		22
Net change in loans	(3,178)	(644)
Proceeds from sale of foreclosed assets		9
Purchase of premises and equipment	(37)	(9)

Net cash used in investing activities	(1,930)	(1,108)

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Quarters Ended June 30, 2007 and 2006
(In thousands)
(Unaudited)
	2007	2006

Cash flows from financing activities:
Net increase (decrease) in deposits	$3,394	$(30)
Proceeds from other borrowings	28,854	32,531
Repayment of other borrowings	(27,342)	(29,724)
Proceeds from federal funds purchased	5,381	4,200
Repayment of federal funds purchased	(5,381)	(4,200)
Purchase of incentive plan shares	(10)	(9)
Proceeds received from exercise of stock options	32	25
Purchase of treasury stock	(349)	(71)
Dividends paid	(316)	(273)
Net increase (decrease) in advances from borrowers for taxes and insurance	41	(87)

Net cash provided by financing activities	4,304	2,362

Increase in cash and cash equivalents	2,571	1,776

Cash and cash equivalents at beginning of period	4,049	7,389

Cash and cash equivalents at end of period	$6,620	$9,165

Supplemental Cash Flows Information

Interest paid	$731	$551

Income taxes paid (net of refunds)	150	19

Real estate acquired in settlement of loans	24

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of First Robinson Financial Corporation (the “Company”) and its wholly owned subsidiary, First Robinson Savings Bank, National Association (the “Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management of the Company, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at June 30, 2007 and the results of its operations and cash flows for the three months ended June 30, 2007 and 2006. The results of operations for those months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

The Condensed Consolidated Balance Sheet of the Company, as of March 31, 2007, has been derived from the audited Consolidated Balance Sheet for the Company as of that date.

2. Newly Adopted Accounting Pronouncements

The Company adopted the provisions of FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," on April 1, 2007. Implementation of the new Standard did not have a material impact on the Company’s financial statements. The Company files income tax returns in the U.S. federal jurisdiction and the state of Illinois jurisdiction. As of August 13, 2007, the open tax years under FIN 48 are 2005, 2006 and 2007.

On April 1, 2007, the Company adopted the provisions of Statement of Financial Accounting Standards No. 156 (“SFAS No. 156”), “Accounting for Servicing of Financial Assets”, an amendment of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. Implementation of the new standard did not have a material impact on the Company’s financial statements.

In September 2006, the FASB ratified a consensus opinion by the EITF on EITF Issue 06-5, “Accounting for Purchases of Life Insurance-Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No. 85-4.” The guidance in EITF 06-5 required policy holders to consider other amounts included in the contractual terms of an insurance policy, in addition to cash surrender value, for purposes of determining the amount that could be realized under the terms of the insurance contract. If it is probable that contractual terms would limit the amount that could be realized under the insurance contract, those contractual limitations should be considered when determining the realizable amounts. The amount that could be realized under the insurance contract should be determined on an individual policy (or certificate) level and should include any amount realized on the assumed surrender of the last individual policy or certificate in a group policy.

The Company holds several life insurance policies, however, the policies do not contain any provisions that would restrict or reduce the cash surrender value of the policies. The consensus in EITF Issue 06-5 is effective for fiscal years beginning after December 15, 2006. The application of this guidance did not have a material adverse effect on the Company’s financial position or results of operation.

3. Employee Stock Ownership Plan

In connection with the conversion to the stock form of ownership, the Board of Directors established an employee stock ownership plan (ESOP) for the exclusive benefit of participating employees. Employees age 21 or older who have completed one year of service are eligible to participate. Upon the issuance of the common stock, the ESOP acquired 68,770 shares of $0.01 par value common stock at the subscription price of $10.00 per share. The Bank makes contributions to the ESOP equal to the ESOP’s debt service less dividends received by the ESOP. Dividends on the unallocated shares received by the ESOP are used to pay debt service. As the debt is repaid, shares are released from collateral and allocated to active employees. Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the condensed consolidated balance sheets. As shares are released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share calculations. Dividends on allocated shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt or accrued interest. Since all shares were allocated in prior periods, there was no ESOP compensation expense for the three months ended June 30, 2007. ESOP compensation expense for the three months ended June 30, 2006 was $34,000.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Authorized Share Repurchase Program

On January 16, 2007, the Board of Directors of First Robinson Financial Corporation approved a repurchase program of its equity stock. The announcement of the program was filed purusant to Form 8-K. The Company may repurchase up to 25,000 shares of the Company’s common stock from time to time, in the open market, when deemed appropriate by management. The program approved January 16, 2007 will expire the earlier of December 31, 2007 or when 25,000 of the Company’s outstanding shares are re-purchased. A total of 14,372 of the authorized 25,000 shares have been repurchased in the open market as of July 31, 2007.

5. Stock-based Compensation

On July 29, 1998, the stockholders of the Company approved a Stock Option Plan (“SOP”) and a Recognition and Retention Plan (“RRP”). Options and restricted shares were granted to directors, officers and employees at the fair value of the shares as of that date. The plans were for a period of ten (10) years with a five year vesting period for both plans from the date of the grant. Prior to April 1, 2006 the Company accounted for the Plan under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations.

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

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to the increase in the average shares outstanding which would have resulted from the exercise of dilutive stock options. The components of basic and diluted earnings per share for the three months ended June 30, 2007 and 2006 were computed as follows (dollar amounts in thousands except per share data):

		Weighted
		Average	Per Share
	Income	Shares	Amount

For the Quarter Ended June 30, 2007:

Basic Earnings per Share:
Income available to common stockholders	$273	468,262	$0.58

Effect of Dilutive Securities:
Unearned incentive plan shares		16,004
Stock options		6,653

Diluted Earnings per Share:
Income available to common stockholders	$273	490,919	$0.56

For the Quarter Ended June 30, 2006:

Basic Earnings per Share:
Income available to common stockholders	$316	478,244	$0.66

Effect of Dilutive Securities:
Unearned incentive plan shares		15,143
Stock options		8,897

Diluted Earnings per Share:
Income available for common stockholders	$316	502,284	$0.63

7. Recent Accounting Pronouncements

In September, 2006, the Financial Account Standards Board (FASB) issued SFAS No. 157 "Fair Value Measurements" which defines value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 will be effective for the Company on April 1, 2008, with earlier adoption permitted, and is not expected to have a significant impact on the Company's financial statements.

In February, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits companies to choose to measure many financial instruments and certain other items at fair value. The objective of the new pronouncement is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 will be effective for the Company in 2008, with earlier adoption permitted. The Company has not yet made a determination as to when it will elect to apply the options available in SFAS 159. The Company is currently evaluating the effect SFAS 159 may have on the Company’s financial statements.

Item 2:
FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis or Plan of Operations

Forward-Looking Statements

When used in this filing and in future filings by First Robinson Financial Corporation (the “Company”) with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, changes in accounting principles, policies, or guidelines, fluctuations in interest rates, demand for loans in the Company’s market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected. References in this filing to “we”, “us”, and “our” refer to the Company and/or the Bank, as the content requires.

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

General

The Company’s principal business, through its operating subsidiary, First Robinson Savings Bank, National Association, (the “Bank”) consists of accepting deposits from the general public and investing these funds primarily in loans, mortgage-backed securities and other securities. Loans consist primarily of loans secured by residential real estate located in our market area, consumer loans, commercial loans, and agricultural loans.

The Company’s results of operations are dependent primarily on net interest income, which is the difference between interest earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is a function of “interest rate spread,” which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. To a lesser extent, the results of operations are also affected by other income, and general, administrative and other expense, the provision for losses on loans and income tax expense. Other income consists primarily of service charges and gains (losses) on sales of loans. General, administrative and other expense consists primarily of salaries and employee benefits, occupancy and office expenses, advertising, data processing expenses and the costs associated with being a publicly held company.

Operations are significantly affected by prevailing economic conditions, competition and the monetary, fiscal and regulatory policies of government agencies. Lending activities are influenced by the demand for and supply of housing, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of funds are influenced by prevailing market rates of interest, competing investments, account maturities and the levels of personal income and savings in the Company’s market area.

Historically, the company’s mission has been to originate loans on a profitable basis to the communities served. In seeking to accomplish this mission, the Board of Directors and management have adopted a business strategy designed (i) to maintain the Bank’s capital level in excess of regulatory requirements; (ii) to maintain asset quality, (iii) to maintain, and if possible, increase earnings; and (iv) to manage our exposure to changes in interest rates.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis or Plan of Operations

Business Strategy

First Robinson Savings Bank, National Association (the “Bank”), the Company’s operating subsidiary, is a community-oriented, locally owned financial institution offering community-banking services to residents and businesses of Crawford County, Illinois, our primary market area. Periodically, the Board of Directors and management meet to strategically plan for the future. We review and discuss both current and new products and services to determine their effect on our profitability and customer service. We also monitor any and all current events and economic trends in our local area that could materially impact the Bank’s earnings. At the present time, the employment market has remained stable in Crawford County and we anticipate no events that could negatively affect the Bank. However, one area the Bank is monitoring is the decrease in the net interest margin. Since June 2006, the net interest margin has decreased by 32 basis points. New business strategies to improve non-interest income and decrease future non-interest expenses are being implemented to offset the decline in the net interestm margin.

The strategic plan identifies the most critical issue to our success as consistent earnings. Net earnings have remained relatively consistent. A positive factor in maintaining consistent earnings is the Bank’s overall asset quality, which is strong. The Bank continues to offer fixed rate residential real estate mortgages through programs with the Federal Home Loan Bank of Chicago and USDA Rural Development. Our Internet banking service, “Netteller” is very popular and the number of customers actively using the service is increasing. It has allowed us to offer bill paying, cash management and also direct deposit and payroll services to our business customers. In January 2007, we began offering “Reward Checking”. The product offers higher-than-market interest rates, which can be earned by customers if they meet specific transaction-based criteria. Our criteria promote the use of debit cards and our internet-based services and technology which in turn will decrease non-interest expenses associated with processing paper checks. We provide investment brokerage services to our customers through PrimeVest Financial Services. The service continues to grow and is also providing non-interest income. We plan to revisit the viability of implementing an internal trust department during the fourth quarter of fiscal year 2008.

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

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis or Plan of Operations

The following table sets forth the Bank’s loan delinquencies by type, by amount and by percentage of type at June 30, 2007.

	Loans Delinquent For:
	30-89 Days(1)			90 Days and Over(1)			Nonaccrual			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
Real Estate:
One- to four-family	4	$128	0.34%	—	$—	—	3	$87	0.23%	7	$215	0.57%
Commercial non-residential	1	4	0.03	—	—	—	—	—	—	1	4	0.03
Consumer and other loans	4	18	0.29	—	—	—	2	4	0.06	6	22	0.35
Commercial business and agricultural finance	1	46	0.49	—	—	—	3	65	0.70	4	111	1.19

Total	10	$196	0.26%	—	$—	—%	8	$156	0.21%	18	$352	0.47%

(1)	Loans are still accruing.

Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Bank’s loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. Foreclosed assets include assets acquired in settlement of loans.

	June 30, 2007	March 31, 2007	June 30, 2006
Non-accruing loans:
One- to four-family	$87	$119	$204
Consumer and other loans	4	4	33
Commercial business and agricultural finance	65	32	—
Total	156	155	237

Foreclosed assets:
One- to four-family	24	—	—
Total	24	—	—

Total non-performing assets	$180	$155	$237
Total as a percentage of total assets	0.15%	0.14%	0.21%

Gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $3,000 for the three months ended June 30, 2007 and $5,000 for the three months ended June 30, 2006.

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

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis or Plan of Operations

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

In connection with the filing of its periodic reports with the OCC and in accordance with its classification of assets policy, the Bank regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations. On the basis of management’s review of its assets, at June 30, 2007, the Bank had classified a total of $549,000 of its assets as substandard and $154,000 as doubtful or loss. At June 30, 2007, total classified assets comprised $703,000, or 6.2% of the Bank’s capital, and 0.6% of the Bank’s total assets.

Other Loans of Concern. As of June 30, 2007, there were $3.2 million in loans identified, but not classified, by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the business have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

Real estate properties acquired through foreclosure are recorded at the fair market value minus 20% of the fair market value if the property is appraised at $50,000 or less. If the property is appraised at greater than $50,000, then the property is recorded at the fair market value less 10% of the fair market value. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At June 30, 2007, the Bank had one real estate property acquired through foreclosure.

Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank’s allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At June 30, 2007, the Bank had a total allowance for loan losses of $720,000, representing 0.97% of the Bank’s loans, net. At March 31, 2007, the Bank’s total allowance for loan losses to the Bank’s loans, net was at 1.03%.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis or Plan of Operations

The distribution of the Bank’s allowance for losses on loans at the dates indicated is summarized as follows:

	June 30, 2007			March 31, 2007
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One- to four-family	$120	$37,412	49.32%	$101	$36,214	49.84%
Multi-family	—	697	0.92	—	591	0.81
Commercial and agricultural real estate	350	15,649	20.63	346	14,815	20.39
Construction and development	8	2,892	3.81	8	2,556	3.52
Consumer and other loans	49	6,306	8.32	41	6,168	8.49
State and Municipal Governments	—	3,590	4.73	—	3,265	4.50
Commercial business and agricultural finance	193	9,308	12.27	233	9,048	12.45
Loan Subtotal		75,854	100.00%		72,657	100.00%
Undisbursed portion of loans		(826)			(858)
Unallocated	—			—
Total	$720	$75,028		$729	$71,799

The following table sets forth an analysis of the Bank’s allowance for loan losses.

	Three Months Ended June 30,
	2007	2006
Balance at beginning of period	$729	$753

Charge-offs:
One- to four-family	4	5
Consumer and other loans	4	6
Total	8	11

Recoveries:
One- to four-family	—	—
Consumer and other loans	4	3
Total	4	3

Net charge-offs	4	8
Additions charged to operations	15	15
Transfer for off-balance sheet credit exposure	(20)	—
Balance at end of period	$720	$760

Ratio of net charge-offs during the period to average loans outstanding during the period	0.01%	0.01%

Ratio of net charge-offs during the period to average non-performing assets	2.23%	0.70%

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis or Plan of Operations

Overview

First Robinson Financial Corporation (the “Company”) is the holding company for First Robinson Savings Bank, National Association (the “Bank”). The Company is headquartered in Robinson, Illinois and operates three full service offices and one drive-up facility in Crawford County. The Company earned $273,000 for the three month period ending June 30, 2007, versus $316,000 in the same period of 2006, a decrease of 13.6%. Earnings were positively impacted by a $93,000, or 32.0%, increase in non-interest income offset by a decrease of $30,000 in net interest income after provision for loan losses and an increase of $146,000, or 16.9%, in non-interest expense. Basic earnings per share for the June 30, 2007 three month period were $0.58 per share versus $0.66 per share for the same period of 2006. Diluted earnings per share reflect the potential dilutive impact of stock options granted under the stock option plan. Diluted earnings per share for the three months ending June 30, 2007 were $0.56 per share, versus $0.63 per share for the three months ending June 30, 2006.

Results of Operations

Net Interest Income

For the three-month period ended June 30, 2007, net interest income totaled $1.026,000, a decrease of 2.8%, or $30,000, from the same period of 2006. Net interest income decreased in the three-month period ended June 30, 2007 versus the comparable period of 2006 primarily due to an increase of 67 basis points in the average cost of interest-bearing liabilities. For the three-month period ended June 30, 2007, the net interest spread decreased 41 basis points to 3.32% versus the comparable period of 2006

During the June 2007 quarter, total interest and dividend income increased $152,000, or 9.5%, to $1.8 million, versus $1.6 million during the same quarter of 2006. For the three-month period ended June 30, 2007, the yield on average interest-earning assets increased 26 basis points to 6.63% from a yield of 6.37% for the three-month period ended June 30, 2006.

The average daily loan balances for the quarter ended June 30, 2007 increased $7.3 million, or 11.2%, to $73.0 million versus $65.7 million for the same period of 2006. During the same period, loan interest income increased by $158,000, or 13.0%, to $1.4 million versus $1.2 million during the quarter ended June 30, 2006. The yield on loans increased 13 basis points to 7.52% from 7.39% when comparing the June 30, 2007 quarter to the June 2006 quarter.

Income from investment securities, interest-earning deposits and dividends received from Federal Home Loan Bank and Federal Reserve Bank stocks decreased $6,000, or 1.5%, from $394,000 in the first quarter of fiscal year 2006 to $388,000 in the first quarter of fiscal year 2007. The decrease can be primarily attributed to a decrease of $2.0 million, or 64.0%, in the average balance of federal funds sold.

Total interest expense increased $182,000, or 33.0%, to $734,000 for the three-month period ended June 30, 2007, from $552,000 for the comparable period in 2006. The increase was primarily the result of a 67 basis point increase in the Company's daily cost of funds to 3.31% versus 2.64% for the same period of 2006, and the increase in the average daily balance of interest-bearing liabilities.

On an average daily basis, total interest-bearing deposits increased $3.6 million, or 4.9%, to $77.7 million for the three-month period ended June 30, 2007, versus $74.1 million in the same period in 2006. The average cost of funds increased 73 basis points to 3.18% for the June 2007 quarter versus the June 2006 quarter at 2.45%. Interest expense on deposit accounts could increase in the future due to a new product called “Reward Checking”. “Reward” pays an attractive rate of interest to customers that meet electronic banking requirements, such as using a check card for purchases, using the bank’s internet banking and bill pay system and agreeing to receive an electronic statement. This account is designed to reduce costs associated with maintaining checking accounts. With the implementation of electronic statements, the bank will cut postage and printing costs. If customers do not meet the requirements, they will still receive a minimal rate of interest.

There were no long-term nor overnight Federal Home Loan Bank (“FHLB”) borrowings for the June 2007 quarter nor the June 2006 quarter. The Company did have an increase of $19,000, or 19.4%, in short-term other borrowings interest expense from $98,000 during the June 2006 quarter to $117,000 in the June 2007 quarter. The short-term other borrowings consist of securities sold under agreements to repurchase. These agreements mature periodically within 36 months. The average daily balance of short-term other borrowings increased $1.4 million, or 14.7%, to $10.9 million during the June 2007 quarter from $9.5 million during the June 2006 quarter. The average cost of funds increased by 16 basis points to 4.25% for the June 2007 quarter from 4.09% for the June 2006 quarter

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis or Plan of Operation

Provision for Loan Losses

The provision for loan losses was $15,000 for both of the quarters ended June 30, 2007 and 2006. The provision for both periods reflects management's analysis of the Company's loan portfolio based on the information which was available to the Company. Management meets on a quarterly basis to review the adequacy of the allowance for loan losses based on Company guidelines. Classified loans are reviewed by the loan officers to arrive at specific reserve levels for those loans. Once the specific reserve for each loan is calculated, management calculates general reserves for each loan category based on a combination of loss history adjusted for current national and local economic conditions, trends in delinquencies and charge-offs, trends in volume and term of loans, changes in underwriting standards, and industry conditions. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company's management believes that, as of June 30, 2007, its allowance for loan losses was adequate.

Non-interest Income

Non-interest income categories for the three-month periods ended June 30, 2007 and 2006 are shown in the following table:

	Three Months Ended
	June 30,
Non-interest income:	2007	2006	% Change
	(In thousands)
Charges and fees on deposit accounts	$217	$188	15.4%
Charges and other fees on loans	38	6	533.3
Net gain on sale of loans	31	27	14.8
Other	98	70	40.0

Total Non-Interest Income	$384	$291	32.0%

The increase in charges and fees on deposit accounts, when comparing the two June quarters of 2007 and 2006, is primarily from overdraft and insufficient funds fees. Charges and other fees on loans increased during the three-month period ending June 2007 when compared to the same period in 2006 due to an increase in the commissions received on the sale of credit life and accident and health insurance.

The increase in gains on the sale of mortgages resulted primarily from an increase in the dollar volume of mortgages sold during the three-month period ended June 30, 2007 versus the same period in 2006. During the first quarter of fiscal year 2008, the Company sold $2.0 million in mortgages versus $1.4 million in the same quarter of fiscal year 2007.

Other income consists of normal recurring fee income such as commissions from PrimeVest Investment Services, our investment brokerage service, the cash value of life insurance recognized, ATM/Debit card interchange income and fees, and safe deposit box rent, as well as other income that management classifies as non-recurring. Other income increased $28,000 in the three-month period ended June 30, 2007 versus the same period of 2006. The primary reason for the increase can be attributed to the increase in commissions received from the investment brokerage service and changing the pay structure of the investment brokerage representative to be paid more of a salary and less commission.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis or Plan of Operation

Non-interest Expense

Non-interest expense categories for the three-month periods ended June 30, 2007, and 2006 are shown in the following table:

	Three Months Ended
	June 30,
	2007	2006	% Change
Non-interest expense:		(In thousands)
Compensation and employee benefits	$592	$463	27.9%
Occupancy and equipment	150	134	11.9
Data processing	51	48	6.3
Audit, legal and other professional	38	34	11.8
Advertising	33	30	10.0
Telephone and postage	25	23	8.7
Loss on sale of foreclosed property	—	2	(100.0)
Other	123	132	(6.8)

Total Non-Interest Expense	$1,012	$866	16.9%

Salaries and employee benefits increased $129,000 when comparing the June 2007 and 2006 quarters primarily due to a $76,000 increase in options exercised, a $34,000 increase in salaries, and a $33,000 increase in contributions to the 401(k) plan offset by $34,000 decrease relating to the Employee Stock Ownership Plan (“ESOP”). As all shares are now allocated, expense relating to the ESOP will be minimal in the future.

The increase of $16,000 in occupancy and equipment expense for the three-month period reflects an increase in depreciation expense and the costs associated with updating the office buildings.

Data processing expenses increased $3,000 due to the cost of keeping up with advances in technology.

Audit, legal and other professional fees increased primarily due to an increase of $4,000 in legal expense.

Other expense includes miscellaneous operating expenses such as office supplies, ATM/Debit card interchange fees, check processing fees, loan expenses, federal deposit insurance premiums and assessments by the bank regulators among others. The decrease of $9,000 in other expenses can be attributed, in part, to the decrease of $6,000 in check processing costs.

Income Tax Expense

Income tax expense decreased $40,000, or 26.7%, for the three-months ending June 30, 2007, compared to the same period in 2006. The combined state and federal income tax expense as a percentage of income before income tax expense decreased to 28.7% during the three-month period of 2007 compared to 32.2% during the same period in 2006. The decrease in the effective tax rate can be associated with certain adjustments related to non-taxable income during the June 2007 quarter.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis or Plan of Operation

Financial Condition

Total assets of the Company increased by $4.3 million, or 3.8%, to $116.5 million at June 30, 2007 from $112.3 million at March 31, 2007. The increase in assets was primarily due to an increase of $3.2 million, or 4.6%, in loans, net, and an increase of $2.6 million, or 63.5%, in total cash and cash equivalents, partially offset by a decrease of $1.7 million, or 5.6%, in available-for-sale securities.

Available-for-sale investment securities amounted to $29.4 million at June 30, 2007 compared to $31.1 million at March 31, 2007. The activity in securities amounted to $1.3 million in repayments on mortgage-backed securities and a $469,000 decrease in the market valuation of the available-for-sale portfolio. The investment portfolio is managed to limit the Company's exposure to risk by containing mostly mortgage-backed securities and other securities which are either directly or indirectly backed by the federal government or a local municipal government.

The Company's net loan portfolio increased by $3.2 million to $74.3 million at June 30, 2007 from $71.1 million at March 31, 2007. Loans secured by 1-4 family residences increased by $1.2 million, primarily due to an increase in conventional home loans. Other increases were in farmland and non-residential real estate of $834,000, construction and development property loans of $336,000, loans to state and municipalities of $325,000, commercial business and agriculture finance loans of $260,000, and consumer and other loans of $138,000.

At June 30, 2007, the allowance for loan losses was $720,000 or 0.97% of the net loan portfolio which was down from the allowance for loan losses at March 31, 2007 at $729,000 or 1.03% of the net loan portfolio. The Company established a reserve for off-balance sheet asset credits of $20,428. This amount is included in other liabilities and can be included in the Bank’s calculation of its Tier 2 Capital. During the first quarter of fiscal year 2008, the Company charged off $8,000 of loan losses, $4,000 of which were in consumer and other loans and $4,000 pertained to one loan secured by a 1-4 family residential property. The chargeoffs of $8,000 were partially offset by $4,000 in recoveries all in consumer and other loans. Management reviews the adequacy of the allowance for loan losses quarterly, and believes that its allowance is adequate; however, the Company cannot assure that future chargeoffs and/or provisions will not be necessary. See “Asset Quality” for further information on delinquencies.

As of June 30, 2007, the Company held one other real estate owned property held for sale. At March 31, 2007, the Company had no other real estate properties owned held for sale. The Company is in the process of evaluating an offer received to purchase the property. Foreclosed assets are carried at lower of cost or net realizable value.

Total deposits increased by $3.4 million, or 3.9%, to $90.2 million at June 30, 2007 from $86.8 million at March 31, 2007. The increase in total deposits was due to an increase of $2.9 million in savings, NOW, and money market accounts, an increase of $363,000 in certificates of deposit and an increase of $141,000 in non-interest bearing demand deposits. The increase in savings, NOW, and money markets can be primarily attributed to the popularity of the Company’s new checking account product “Reward Checking”. See “Business Strategy” for further information on “Reward Checking”.

Other borrowings, consisting entirely of repurchase agreements, increased $1.5 million, or 12.5%. The obligations are secured by mortgage-backed securities and US Government Agencies held in safekeeping at Independent Bankers Bank. At June 30, 2007, the average rate on the repurchase agreements was 4.30% compared to 4.34% at March 31, 2007. These agreements mature periodically within 24 months.

Stockholders' equity at June 30, 2007 was $11.3 million compared to $11.9 million at March 31, 2007, a decrease of $594,000, or 5.0%. Accumulated comprehensive income decreased by $293,000 due to a decrease in the fair value of securities available for sale, net of related tax effect. Other factors in the reduction in stockholders’ equity was the repurchase of shares of First Robinson Financial stock in the amount of $349,000 offset by the issuance of $51,000 in shares due to the exercise of stock options and the decrease of $43,000 in retained earnings relating to the addition of $273,000 in net income, offset by $316,000 in dividends declared and paid. These decreases were offset, in part, by an increase in additional paid-in-capital of $40,000 relating to the options exercised during the quarter.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis or Plan of Operations
Off-Balance Sheet Arrangements

The Company has entered into performance standby and financial standby letters of credit with various local commercial businesses in the aggregate amount of $359,000. The letters of credit are collateralized and underwritten, as required by the loan policy, in the same manner as any commercial loan. The advancement of any funds on these letters of credit is not anticipated.

Liquidity and Capital Resources

The Company’s principal sources of funds are deposits and principal and interest payments collected on loans, investments and related securities. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition.

Liquidity resources are used principally to meet outstanding commitments on loans, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. The Company anticipates no foreseeable problems in meeting current loan commitments. At June 30, 2007, outstanding commitments to extend credit, amounted to $15.3 million (including $8.4 million, in available revolving commercial and agricultural lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet any foreseeable liquidity needs.

The Company maintains a $25.0 million line of credit with the FHLB, of which there were no borrowings at June 30, 2007. This line can be accessed immediately. The Company regularly uses FHLB Letters of Credit as security for public unit deposits. The available line of credit with the FHLB is reduced by the amount of these letters of credit. As of June 30, 2007, $4.0 million in FHLB letters of credit were pledged. In addition to the Letters of Credit, the available line of credit with the FHLB is also reduced by $1.3 million for the credit enhancement reserve established as a result of the participation in the FHLB MPF program. The Company also maintains a $5.0 million revolving line of credit and a $600,000 revolving line of credit with Independent Banker’s Bank located in Springfield, Illinois. The Company has also established borrowing capabilities at the discount window with the Federal Reserve Bank of St. Louis.

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

The Bank is subject to capital requirements of the federal bank regulatory agencies which require the Bank to maintain minimum ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8% respectively. Tier I capital consists of total stockholders’ equity calculated in accordance with generally accepted accounting principals less intangible assets, and total capital is comprised of Tier I capital plus certain adjustments, the only one of which is applicable to the Bank is the allowance for loan losses. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Bank adjusted for relative risk levels using formulas set forth by OCC regulations. The Bank is also subject to an OCC leverage capital requirement, which calls for a minimum ratio of Tier I capital to quarterly average total assets of 3% to 5%, depending on the institution’s composite ratings as determined by its regulators. Both the Bank and the Company are considered well-capitalized under federal regulations.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis or Plan of Operations

Regulatory Capital

At June 30, 2007, the Bank was in compliance with all of the aforementioned capital requirements as summarized below:

June 30, 2007
(In thousands)

Tier I Capital:
Common stockholders’ equity	$11,168
Unrealized loss on securities available for sale	492
Disallowed intangible assets	(16)

Total Tier I Capital	11,644

Tier II Capital:
Total Tier I capital	11,644
Qualifying allowance for loan losses and off-balance sheet credit exposure	740

Total Risk-Based Capital	12,384

Risk-weighted assets	71,153
Quarter average assets	114,217

					To be Well Capitalized
					Under the Prompt
			For Capital		Corrective Action
		Actual	Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2007:
Total Risk-Based Capital
(to Risk-Weighted Assets)	$12,384	17.40%	$5,692	8.00%	$7,115	10.00%
Tier I Capital
(to Risk-Weighted Assets)	11,644	16.36	2,846	4.00	4,269	6.00
Tier I Capital
(to Average Assets)	11,644	10.19	4,568	4.00	5,711	5.00

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. The Company will begin the process of evaluating, documenting and testing their system of internal control over financial reporting to provide the basis for its report that is anticipated, for the first time, will be a required part of our annual report on Form 10-KSB for the fiscal year ending March 31, 2008. Due to the ongoing evaluation and testing of our internal controls, there can be no assurance that if any control deficiencies are identified they will be corrected before the end of the 2008 fiscal year, or that there may not be significant deficiencies or material weaknesses that would be required to be reported. In addition, the Company expects the evaluation process and any required remediation, if applicable, to increase accounting, legal and other costs and divert management resources from core business operations.

PART II OTHER INFORMATION

Item 1. Legal Proceedings
None

Item 2.  Unregistered Sales of Equity Securities and Use of Prceeds

The following table provides information about purchases by the Company for the quarter ended June 30, 2007 regarding the Company’s common stock.

PURCHASES OF EQUITY SECURITIES BY COMPANY (1) (2)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/2007 - 4/30/2007	—	$—	—	21,500
5/1/2007 - 5/31/2007	2,200	32.25	2,200	19,300
6/1/2007 - 6/30/2007	8,821	32.75	8,512	10,788
Total	11,021	$32.65	10,712	10,788

(1) On January 16, 2007, the Board of Directors of First Robinson Financial Corporation approved a repurchase program of its equity stock. The Company may repurchase up to 25,000 shares of the Company’s common stock from time to time, in the open market, when deemed appropriate by management. The program approved January 16, 2007 will expire the earlier of December 31, 2007 or when 25,000 of the Company’s outstanding shares are purchased. As of June 30, 2007, the number of shares held in Treasury were 375,198.

(2) The trustees of the First Robinson Savings & Loan Directors’ Retirement Plan purchased 309 shares of the Company’s common stock. The stock is allocated to the Directors’ accounts and will be distributed upon retirement.

Item 3.Defaults Upon Senior Executives

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

FIRST ROBINSON FINANCIAL CORPORATION

Date: August 14, 2007	/s/ Rick L. Catt
Rick L. Catt President and Chief Executive Officer

Date: August 14, 2007	/s/ Jamie E. McReynolds
Jamie E. McReynolds Chief Financial Officer and Vice President

EXHIBIT INDEX

Exhibit No.

31.1	Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002