Form 10QSB
period 2007-09-30
FIRST ROBINSON FINANCIAL CORP
filed 2007-11-14
CIK 1035991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
YES X     NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES     NO X

As of November 13, 2007, the Registrant had 453,569 shares of Common Stock, par value $0.01, issued and outstanding.

Transitional Small Business Disclosure Format (check one):
YES     NO X

FIRST ROBINSON FINANCIAL CORPORATION

Item 1:
FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2007	March 31, 2007
ASSETS	(Unaudited)

Cash and cash equivalents	$8,599	$4,049
Available-for-sale securities	28,462	31,129
Loans, net of allowance for loan losses of $732 and $729
at September 30, 2007 and March 31, 2007, respectively	76,060	71,070
Federal Reserve and Federal Home Loan Bank stock	805	805
Premises and equipment, net	2,388	2,482
Interest receivable	834	737
Deferred income taxes	231	209
Cash surrender value of life insurance	1,368	1,341
Other assets	492	452

Total Assets	$119,239	$112,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	91,910	86,773
Other borrowings	14,714	12,088
Advances from borrowers for taxes and insurance	66	129
Accrued income taxes	186	154
Interest payable	227	203
Other liabilities	970	1,037
Total Liabilities	108,073	100,384

Commitments and Contingencies	---	---

Stockholders’ Equity
Preferred stock, $.01 par value; authorized 500,000 shares,
no shares issued and outstanding
Common stock, $ .01 par value; authorized 2,000,000 shares; 859,625 shares issued;
outstanding September 30, 2007- 456,708 shares; March 31, 2007 - 484,908 shares	9	9
Additional paid-in capital	8,446	8,406
Retained earnings	9,708	9,459
Accumulated other comprehensive loss, net of income tax	(229)	(199)
Treasury stock, at cost
Common: September 30, 2007 - 395,686 shares; March 31, 2007 - 367,486 shares	(6,768)	(5,785)
Total Stockholders’ Equity	11,166	11,890

Total Liabilities and Stockholders’ Equity	$119,239	$112,274

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six-Month Periods Ended September 30, 2007 and 2006
(In thousands, except per share data)
(Unaudited)

	Three-Month Period		Six-Month Period
	2007	2006	2007	2006
Interest and Dividend Income:
Loans	$1,420	$1,275	$2,792	$2,489
Securities:
Taxable	326	329	664	648
Tax-exempt	25	24	49	48
Other interest income	89	72	108	116
Dividends on Federal Reserve Bank and
Federal Home Loan Bank stock	7	8	14	15

Total Interest and Dividend Income	1,867	1,708	3,627	3,316

Interest Expense:
Deposits	651	502	1,268	956
Other borrowings	157	175	274	273

Total Interest Expense	808	677	1,542	1,229

Net Interest Income	1,059	1,031	2,085	2,087

Provision for Loan Losses	15	15	30	30

Net Interest Income After Provision for Loan Losses	1,044	1,016	2,055	2,057

Non-interest income:
Charges and fees on deposit accounts	245	231	462	419
Charges and other fees on loans	19	7	57	13
Net gain on sale of loans	24	20	55	47
Net gain on sale of foreclosed assets	3	---	3	---
Other	104	72	202	142

Total Non-Interest Income	395	330	779	621

Non-interest expense:
Compensation and employee benefits	508	482	1,100	945
Occupancy and equipment	154	131	304	265
Foreclosed property expense	2	1	2	1
Data processing	52	49	103	97
Audit, legal and other professional	52	36	90	70
Advertising	30	29	63	59
Telephone and postage	22	23	47	46
Net loss on sale of foreclosed property	---	---	---	2
Net loss on disposal of fixed assets	4	---	4	---
Other	173	136	296	268

Total Non-Interest Expense	997	887	2,009	1,753

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six-Month Periods Ended September 30, 2007 and 2006
(In thousands, except per share data)
(Unaudited)

	Three-Month Period		Six-Month Period

	2007	2006	2007	2006

Income before income taxes	442	459	825	925

Provision for income taxes	150	161	260	311

Net Income	$292	$298	$565	$614

Earnings Per Share-Basic	$0.64	$0.63	$1.22	$1.29
Earnings Per Share-Diluted	$0.61	$0.60	$1.16	$1.23

Comprehensive Income

Net Income	$292	$298	$565	$614

Other Comprehensive Income (Loss):

Unrealized gains (losses) on securities	421	453	(48)	(27)

Related tax effects	(158)	(170)	18	10

Other Comprehensive Income (Loss)	263	283	(30)	(17)

Comprehensive Income	$555	$581	$535	$597

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six-Month Periods Ended September 30, 2007 and 2006
(In thousands)
(Unaudited)

	Six-Month Period

	2007	2006

Cash flows from operating activities:
Net income	$565	$614
Items not requiring (providing) cash:
Depreciation and amortization	148	129
Provision for loan losses	30	30
Amortization of premiums and discounts on securities	(22)	(4)
Amortization of loan servicing rights	27	24
Compensation related to ESOP	---	68
Compensation related to the exercise of options	69	19
Deferred income taxes	(4)	(10)
Originations of mortgage loans held for sale	(3,527)	(2,200)
Proceeds from the sale of mortgage loans	3,582	2,247
Net gain on loans sold	(55)	(47)
Net (gain) loss on sale of foreclosed property	(3)	2
Net loss on disposal of fixed assets	4	---
Changes in:
Interest receivable	(97)	(128)
Cash surrender value of life insurance	(27)	(24)
Other assets	(84)	(54)
Accrued income taxes	32	22
Interest payable	24	38
Other liabilities	(67)	(48)

Net cash provided by operating activities	595	678

Cash flows from investing activities:
Purchases of securities available for sale	---	(3,738)
Sale of Federal Home Loan Bank Stock	---	22
Repayments of principal on mortgage-backed securities	2,641	2,458
Net change in loans	(5,044)	(3,731)
Proceeds from sale of foreclosed assets	27	9
Purchases of premises and equipment	(41)	(40)

Net cash used in investing activities	(2,417)	(5,020)

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six-Month Periods Ended September 30, 2007 and 2006
(In thousands)
(Unaudited)

	Six-Month Period
	2007	2006

Cash flows from financing activities:
Net increase (decrease) in deposits	$5,137	$(1,693)
Proceeds from other borrowings	65,451	70,754
Repayment of other borrowings	(62,825)	(63,442)
Federal funds purchased	95,955	4,200
Repayment of federal funds purchased	(95,955)	(4,200)
Net decrease in advances
from borrowers for taxes and insurance	(63)	(64)
Proceeds received from exercise of options	32	25
Dividends paid	(316)	(273)
Purchase of treasury stock	(1,034)	(322)
Purchase of incentive plan shares	(10)	(9)

Net cash provided by financing activities	6,372	4,976

Increase in cash and cash equivalents	4,550	634

Cash and cash equivalents at beginning of period	4,049	7,389

Cash and cash equivalents at end of period	$8,599	$8,023

Supplemental Cash Flows Information

Interest paid	$1,517	$1,192

Income taxes paid (net of refunds)	232	300

Real estate acquired in settlement of loans	24	---

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The condensed consolidated financial statements include the accounts of First Robinson Financial Corporation (the “Company”) and its wholly owned subsidiary, First Robinson Savings Bank, National Association (the “Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management of the Company, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 2007, the results of its operations for the three month and six month periods ended September 30, 2007 and 2006 and cash flows for six month periods ended September 30, 2007 and 2006. The results of operations for those months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

The Condensed Consolidated Balance Sheet of the Company, as of March 31, 2007, has been derived from the audited Consolidated Balance Sheet for the Company as of that date.

2.	Newly Adopted Accounting Pronouncements

The Company adopted the provisions of FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," on April 1, 2007. Implementation of the new Standard did not have a material impact on the Company’s financial statements. The Company files U.S. and State of Illinois income tax returns. As of November 10, 2007, the open tax years under FIN 48 are 2005, 2006 and 2007.

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

3. Employee Stock Ownership Plan

In connection with the conversion to the stock form of ownership, the Board of Directors established an employee stock ownership plan (ESOP) for the exclusive benefit of participating employees. Employees age 21 or older who have completed one year of service are eligible to participate. Upon the issuance of the common stock, the ESOP acquired 68,770 shares of $0.01 par value common stock at the subscription price of $10.00 per share. The Bank makes contributions to the ESOP equal to the ESOP’s debt service less dividends received by the ESOP. Dividends on the unallocated shares received by the ESOP are used to pay debt service. As the debt is repaid, shares are released from collateral and allocated to active employees. Accordingly, the debt of the ESOP is recorded as debt

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and the shares pledged as collateral are reported as unearned ESOP shares in the condensed consolidated balance sheets. As shares are released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share calculations. Dividends on allocated shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt or accrued interest. As all shares were allocated in prior periods, there was no ESOP compensation expense for the three month or six-month periods ended September 30, 2007. ESOP compensation expense for the three-month and six-month periods ended September 30, 2006 was $34,000 and $68,000, respectively.

4.	Authorized Share Repurchase Program

On January 16, 2007, the Board of Directors of First Robinson Financial Corporation approved a repurchase program of its equity stock. The announcement of the program was filed purusant to Form 8-K. Under the program, the Company was authorized to repurchase up to 25,000 shares of the Company’s common stock from time to time, in the open market, when deemed appropriate by management. The program, approved January 16, 2007, expired with the completion of the purchase of all 25,000 shares on September 14, 2007. On September 18, 2007, the Board of Directors of First Robinson Financial Corporation approved another repurchase program of its equity stock. The Company may repurchase up to 25,000 shares of the Company’s outstanding common stock from time to time, in the open market, when deemed appropriate by management. The Program, approved September 18, 2007, will expire the earlier of the completion of the repurchase of the 25,000 shares or September 17, 2008. A total of 10,439 shares have been repurchased in the open market as of October 31, 2007.

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

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share Based Payment," which established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, and focuses primarily on accounting for transactions in which an entity obtains employee services. The SFAS requires a public entity to measure the cost of employee services received in exchange for its equity instruments based on the fair value at the grant date (with limited exceptions) and recognize that cost over the service period. This statement revises SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004). As a result of adopting SFAS No. 123R on April 1, 2006, the Company did not record any additional compensation expense, as no stock options had been granted in recent years and options granted were fully vested prior to adoption. However, on April 1, 2006, the Company reclassified $125,000 of unearned compensation, or 7,231 shares, related to previously recognized compensation for restricted share awards that had been vested as of that date to additional paid-in capital as these awards represent equity awards as defined in SFAS No. 123R.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Earnings Per Share for the Three-Month Period

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to the increase in the average shares outstanding which would have resulted from the exercise of dilutive stock options. The components of basic and diluted earnings per share for the three months ended September 30, 2007 and 2006 were computed as follows (dollar amounts in thousands except share data):

	Weighted
	Average	Per Share
	Income	Shares	Amount

For the Quarter Ended September 30, 2007:

Basic Earnings per Share:
Income available to common stockholders	$292	457,153	$0.64

Effect of Dilutive Securities:
Unearned incentive plan shares		16,287
Stock options		6,426

Diluted Earnings per Share:
Income available to common stockholders	$292	479,866	$0.61

For the Quarter Ended September 30, 2006:

Basic Earnings per Share:
Income available to common stockholders	$298	475,161	$0.63

Effect of Dilutive Securities:
Unearned incentive plan shares		15,442
Stock options		8,068

Diluted Earnings per Share:
Income available for common stockholders	$298	498,671	$0.60

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share for the Six-Month Period

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to the increase in the average shares outstanding which would have resulted from the exercise of dilutive stock options. The components of basic and diluted earnings per share for the six months ended September 30, 2007 and 2006 were computed as follows (dollar amounts in thousands except share data):

	Weighted
	Average	Per Share
	Income	Shares	Amount

For the Six-Month Period Ended September 30, 2007:

Basic Earnings per Share:
Income available to common stockholders	$565	462,677	$1.22

Effect of Dilutive Securities:
Unearned incentive plan shares		16,146
Stock options		6,541

Diluted Earnings per Share:
Income available to common stockholders	$565	485,364	$1.16

For the Six-Month Period Ended September 30, 2006:

Basic Earnings per Share:
Income available to common stockholders	$614	476,695	$1.29

Effect of Dilutive Securities:
Unearned incentive plan shares		15,293
Stock options		8,111

Diluted Earnings per Share:
Income available for common stockholders	$614	500,099	$1.23

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

General

The Company’s principal business, through its operating subsidiary, First Robinson Savings Bank, National Association (the “Bank”), consists of accepting deposits from the general public and investing these funds primarily in loans, mortgage-backed securities and other securities. Loans consist primarily of loans secured by residential real estate located in our market area, consumer loans, commercial loans, and agricultural loans.

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

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis or Plan of Operation

Overview

First Robinson Financial Corporation (the “Company”) is the holding company for First Robinson Savings Bank, National Association (the “Bank”). The Company is headquartered in Robinson, Illinois and operates three full service offices and one drive-up facility in Crawford County. The Company earned $565,000 for the first six months of the fiscal year 2008 versus $614,000 in the same period of fiscal year 2007, a decrease of 8.0%. Earnings were positively impacted by a $158,000 increase in non-interest income offset by an increase of $256,000 in non-interest expense, and a $2,000 decrease in net interest income after provision. Basic earnings per share for the 2008 six month fiscal period were $1.22 per share versus $1.29 per share for the same period of fiscal year 2007. Diluted earnings per share reflect the potential dilutive impact of stock options granted under the stock option plan. Diluted earnings per share for the six months of fiscal 2008 were $1.16 per share, versus $1.23 per share for the six months of fiscal year 2007.

Net income for the three month period ending September 30, 2007 was $292,000, versus $298,000 in the same period of 2006, a decrease of 2.0%. Earnings were positively impacted by a $28,000 increase in net interest income after provision and a $65,000 increase in non-interest income offset in part by a $110,000 increase in non-interest expense. Basic earnings per share for the September 30, 2007 three month period were $0.64 per share versus $0.63 per share for the same period of 2006. Diluted earnings per share reflect the potential dilutive impact of stock options granted under the stock option plan. Diluted earnings per share for the three months ending September 30, 2007 were $0.61 per share, versus $0.60 per share for the three months ending September 30, 2006.

Business Strategy

First Robinson Savings Bank, National Association is a community-oriented, locally owned financial institution offering community-banking services to residents and businesses of Crawford County, Illinois, our primary market area. Periodically, the Board of Directors and management meet to strategically plan for the future. We review and discuss both current and new products and services to determine their effect on our profitability and customer service. We also monitor current events and economic trends in our local area that could materially impact the Bank’s earnings. At the present time, the employment market has remained stable in Crawford County and we anticipate no major events or economic trends that could negatively affect the Bank. However, in the month of October a super department store, that leases space to a commercial bank, opened in the Robinson market. The addition of a new bank in the market will increase the competition in attracting new and retaining current customers.

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

When a loan becomes more than 90 days delinquent and collection of principal and interest is considered doubtful, or is otherwise impaired, the Bank will generally place the loan on non-accrual status and previously accrued interest income on the loan is charged against current income.Delinquent consumer loans are handled in a similar manner as to those described above. The Bank’s procedures for repossession and sale of consumer collateral are subject to various requirements under applicable consumer protection laws.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis or Plan of Operation

The following table sets forth the Bank’s loan delinquencies by type, by amount and by percentage of type at September 30, 2007.

		Loans Delinquent For:
	30-89 Days(1)			90 Days and Over(1)			Nonaccrual			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
						(Dollars in thousands)
Real Estate:
One- to four-family	6	$274	0.72%	---	---	---	3	$84	0.22%	9	$358	0.94%
Commercial and agricultural real estate	---	---	---	---	---	---	1	224	1.43	1	224	1.43%
Consumer and other loans	6	29	0.44	---	---	---	2	2	0.03	8	31	0.47%
Commercial business and agricultural finance	---	---	---	---	---	---	2	67	0.68	2	67	0.68%

Total	12	$303	0.39%	---	---	---	8	$377	0.49%	20	$680	0.88%

(1)	Loans are still accruing.

 Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Bank’s loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. Foreclosed assets include assets acquired in settlement of loans.

	September 30,	March 31,	September 30,
	2007	2007	2006

Non-accruing loans:
One- to four-family	$84	$119	$197
Commercial and agricultural real estate	224	---	---
Consumer and other loans	2	4	32
Commercial business and agricultural finance	67	32	---
Total	377	155	229

Foreclosed assets:
One- to four-family	---	---	---
Total	---	---	---

Total non-performing assets	$377	$155	$229
Total as a percentage of total assets	0.32%	0.14%	0.20%

Gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $3,000 for the three months and $5,000 for the six months ended September 30, 2007 and $3,000 for the three months and $8,000 for the six months ended September 30, 2006.

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

In connection with the filing of its periodic reports with the OCC and in accordance with its classification of assets policy, the Bank regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations. On the basis of management’s review of its assets, at September 30, 2007, the Bank had classified a total of $541,000 of its assets as substandard and $112,000 as doubtful. At September 30, 2007, total classified assets comprised $653,000, or 6.1% of the Bank’s capital, and 0.6% of the Bank’s total assets.

Other Loans of Concern. As of September 30, 2007, there were $3.2 million in loans identified, but not classified, by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the business have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

Real estate properties acquired through foreclosure are recorded at the fair market value minus 20% of the fair market value if the property is appraised at $50,000 or less. If the property is appraised at greater than $50,000, then the property is recorded at the fair market value less 10% of the market fair value. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At September 30, 2007, the Bank had no real estate properties acquired through foreclosure.

Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank’s allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At September 30, 2007, the Bank had a total allowance for loan losses of $732,000, representing 0.96% of the Bank’s loans, net. At March 31, 2007, the Bank’s total allowance for loan losses to the Bank’s loans, net was at 1.03%.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis or Plan of Operation

The distribution of the Bank’s allowance for losses on loans at the dates indicated is summarized as follows:

	September 30, 2007			March 31, 2007
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One- to four-family	$107	$38,201	49.36%	$101	$36,214	49.84%
Multi-family	---	632	0.82	---	591	0.81
Commercial and agricultural real estate	328	15,651	20.22	346	14,815	20.39
Construction or development	9	2,897	3.74	8	2,556	3.52
Consumer and other loans.	44	6,518	8.42	41	6,168	8.49
State and Municipal Governments	---	3,581	4.63	---	3,265	4.50
Commercial business and agricultural finance	244	9,916	12.81	233	9,048	12.45

Gross Loans		77,396	100.00%		72,657	100.00%
Undisbursed portion of loans		(604)			(858)
Unallocated	---			---

Total	$732	$76,792		$729	$71,799

The following table sets forth an analysis of the Bank’s allowance for loan losses.

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)

Balance at beginning of period	$720	$760	$729	$753

Charge-offs:
One- to four-family	---	2	4	7
Consumer and other loans	8	9	12	15
Total charge-offs	8	11	16	22

Recoveries:
One- to four-family	---	3	---	3
Consumer and other loans	4	3	8	6
Total recoveries......................................................	4	6	8	9

Net charge-offs .	4	5	8	13
Additions charged to operations	15	15	30	30
Transfer for off-balance sheet credit exposure.......	1	---	(19)	---
Balance at end of period	$732	$770	$732	$770

Ratio of net charge-offs during the period to average loans outstanding during the period	0.01%	0.01%	0.01%	0.02%

Ratio of net charge-offs during the period to average non-performing assets	1.57%	2.25%	3.53%	3.34%

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis or Plan of Operation

Results of Operations

Net Interest Income

For the three-month period ended September 30, 2007, net interest income totaled $1,059,000, an increase of 2.7%, or $28,000, compared to the same period of 2006. The increase in net interest income is primarily due to an increase of $8.4 million in average interest earning assets compared to a $6.2 million increase in interest bearing liabilities. For the six-month period ended September 30, 2007, net interest income totaled $2.1 million, the same amount of net interest income for the six-month period ended September 30, 2006.

During the September 2007 quarter, total interest and dividend income increased $159,000, or 9.3%, to $1.9 million, versus $1.7 million during the same quarter of 2006. For the three-month period ended September 30, 2007, the yield on average-earning assets increased 8 basis points to 6.56% from the yield of 6.48% for the three-month period ended September 30, 2006. During the first six months of fiscal 2008, total interest and dividend income increased by $311,000, or 9.4%, to $3.6 million, versus $3.3 million during the first six months of fiscal 2007. The yield on average earning assets increased by 17 basis points to 6.59% for the six-month period ended September 30, 2007 versus 6.42% in the same period of 2006.

The average daily loan balances for the quarter ended September 30, 2007 increased $7.2 million, or 10.6%, to $75.1 million, versus $67.9 million for the same period of 2006. During the same period, loan interest income increased by $145,000, or 11.4%, to $1.4 million versus $1.3 million during the quarter ended September 30, 2006. The yield on loans increased 5 basis points to 7.56% from 7.51% for the September 30, 2007 quarter compared to the September 2006 quarter. The average daily loan balances for the six-month period ending September 30, 2007 increased 10.9% to $74.1 million, versus the average daily loan balances of $66.8 million for the same period of 2006. This increase in average loan balances contributed to an increase in loan interest income by $303,000, or 12.2%, to $2.8 million. The yield on loans, for the six-months ended September 30, 2007, rose by 9 basis points to 7.54% from 7.45% in the same six-month period of 2006.

The average daily securities balances, the Company’s interest-earning demand deposits and the federal funds sold balances for the second quarter of fiscal year 2008 increased $1.2 million, or 3.4%, to $38.0 million, versus $36.8 million for the same period of fiscal year 2007. During the same period, income from these sources increased by $15,000, or 3.5%, to $440,000 versus $425,000 during the second quarter of fiscal year 2007. The average daily balances of securities, interest-earning demand deposits and federal funds sold for the first six months of fiscal 2008 decreased $425,000, or 1.2%, to $35.2 million, versus $35.6 million for the same period of fiscal year 2007. During the same periods, income from securities, interest-earning demand deposits and federal funds sold increased by $9,000, or 1.1%, to $821,000 versus $812,000 during the six months of fiscal 2007. The increase in investment interest income was primarily the result of the 11 basis point increase in the yields on investments, to 4.67% versus 4.56% in the six months of fiscal year 2007.

Dividends received from Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stocks decreased by $1,000, or 12.5%, when comparing the September 2007 quarter to the September 2006 quarter. The rate of return on the FRB stock remained steady at 6.0% for each quarter when comparing September 2007 to 2006. However, the rate earned on the FHLB stock decreased by 39 basis points from 3.18% for the September 2006 quarter to 2.79% to the September 2007 quarter. For the six months ended September 2007, dividends received from FHLB and FRB stock also decreased. Income from dividends decreased by $1,000, or 6.7% from $15,000 as of September 30, 2006 to $14,000 as of September 30, 2007. The decrease is a result of a 34 basis point decrease in the rate of return on the FHLB stock for the six-months ended September 30, 2007 to 2.78% from 3.12% for the six-months ended September 30, 2006. On September 26, 2007, the Company received a letter from the FHLB of Chicago regarding a Consent Cease and Desist Order they were issued from their regulator, the Federal Housing Finance Board. The Order prohibits the FHLB of Chicago of repurchasing or redeeming any of its capital stock without prior approval from their regulator. The Order also proposes that the declaration of a dividend by the FHLB of Chicago on its capital stock would also be subject to prior written approval. This could result in a decrease, or no payment at all, in dividends received from the FHLB on the capital stock investment.

Total interest expense increased $131,000, or 19.4%, to $808,000 for the three-month period ended September 30, 2007, from $677,000 for the comparable period in 2006. The increase resulted from a 35 basis point increase in the Company's daily cost of funds to 3.41%, versus 3.06% for the same period of 2006 and the increase of $6.2 million in the average balance of interest bearing liabilities from $88.5 million at September 30, 2006 to $94.7 million at September 30, 2007. Total interest expense also increased $313,000, or 25.5%, to $1.5 million for the six-month period ended September 30, 2007, from $1.2 million for the comparable period in 2006. The increase was primarily the result of a $5.6 million, or 6.5%, increase in the Company's average balance in interest bearing

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis or Plan of Operation

liabilities to $91.7 million at September 30, 2007 from $86.1 million as of September 30, 2006 and a 50 basis point increase in the daily cost of funds to 3.36%, versus 2.86% for the same period of 2006.

On an average daily basis, total interest-bearing deposits increased $5.2 million, or 7.1%, to $78.2 million for the three-month period ended September 30, 2007, versus $73.0 million in the same period in 2006. The average cost of funds increased by 58 basis points to 3.33% for the September 2007 quarter versus the September 2006 quarter at 2.75%. The average daily balance of interest-bearing deposits for the six-month period ended September 2007 also increased by $4.4 million, or 5.9%, to $77.9 million from $73.5 million. When comparing the average cost of funds for the September 2007 six-month period to the same period ending September 30, 2006 there was an increase of 66 basis points from 2.60% to 3.26%.

For the three-months ended September 30, 2007 versus the same period of 2006, the average daily balance of short-term borrowings and federal funds purchased increased $979,000, or 6.3%, from $15.5 million to $16.5 million. The average cost of funds decreased for the September 2007 quarter by 72 basis points from 4.52% to 3.80%. The average daily balance of short-term borrowings for the six-months ended September 30, 2007 increased by $1.2 million, or 9.5%, to $13.8 million from $12.6 million for the six-month period ending September 30, 2006 while the average cost of funds decreased by 38 basis points to 3.97% from 4.35% when comparing the six-months of fiscal year 2008 to fiscal year 2007.

Provision for Loan Losses

The provision for loan losses for the quarter ended September 30, 2007 was $15,000 with no change from the quarter ended September 30, 2006. The loan loss provision for the six-month periods ending September 30, 2007 and 2006 was $30,000. The provision for all periods reflects management's analysis of the Company's loan portfolio based on the information which was available to the Company. Management meets on a quarterly basis to review the adequacy of the allowance for loan losses based on Company guidelines. Classified loans are reviewed by the loan officers to arrive at specific reserve levels for those loans. Once the specific reserve for each loan is calculated, management calculates general reserves for each loan category based on a combination of loss history adjusted for current national and local economic conditions, trends in delinquencies and charge-offs, trends in volume and term of loans, changes in underwriting standards, and industry conditions. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company's management believes that, as of September 30, 2007, its allowance for loan losses was adequate.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis or Plan of Operation

Non-interest Income

Non-interest income categories for the three and six-month periods ended September 30, 2007 and 2006 are shown in the following table:

	Three Months Ended
	September 30,
Non-interest income:	2007	2006	% Change
	(In thousands)
Charges and fees on deposit accounts	$245	$231	6.1%
Charges and other fees on loans	19	7	171.4
Net gain on sale of loans	24	20	20.0
Net gain on sale of foreclosed property	3	---	---
Other	104	72	44.4

Total Non-Interest Income	$395	$330	19.7%

	Six Months Ended
	September 30,
Non-interest income:	2007	2006	% Change
	(In thousands)
Charges and fees on deposit accounts	$462	$419	10.3%
Charges and other fees on loans	57	13	338.5
Net gain on sale of loans	55	47	17.0
Net gain on sale of foreclosed property	3	---	---
Other	202	142	7.6

Total Non-Interest Income	$779	$621	25.4%

Charges and fees on deposit accounts increased $14,000 for the three-month and $43,000 for the six-month periods ended September 30, 2007 versus the same periods in 2006. This increase is primarily from overdraft and insufficient funds fees. Charges and other fees on loans increased in both the three and six-month periods ending September 30, 2007, by $12,000 and $44,000, respectivley, when compared to the same periods in 2006 due to an increase in the commissions received on the sale of credit life and accident and health insurance.

The increase of $4,000 for the quarter ended September 30, 2007 and $8,000 for the six-months ended September 30, 2007, in gains on the sale of loans, resulted primarily from an increase in the amount of loans sold when comparing 2007 to 2006. For the three-months ended September 30, 2007, the Company sold $1.6 million in mortgage loans versus $607,000 in the comparable period of 2006. The Company sold $1.3 million, or 60.3%, more in loans for the six-month period ending Septmeber 30, 2007 when compared to the same period in 2006.

Other income consists of normal recurring fee income such as commissions from PrimeVest Investment Services, our investment brokerage service, the cash value of life insurance, ATM/Debit card interchange income and fees, and safe deposit box rent, as well as other income that management classifies as non-recurring. Other income increased $32,000 and $60,000, respectively, in the three and six-month periods ended September 30, 2007 versus the same period of 2006. The primary driver behind the increases in the three and six-month periods can be attributed to the increase in commission received from the sale of annuities and other investments by our PrimeVest bokerage service.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis or Plan of Operation

Non-interest Expense

Non-interest expense categories for the three and six-month periods ended September 30, 2007, and 2006 are shown in the following table:

	Three Months Ended
	September 30,
	2007	2006	% Change
Non-interest expense:	(In thousands)
Compensation and employee benefits	$508	$482	5.4%
Occupancy and equipment	154	131	17.6
Foreclosed property expense	2	1	100.0
Data processing	52	49	6.1
Audit, legal and other professional	52	36	44.4
Advertising	30	29	3.4
Telephone and postage	22	23	(4.3)
Net loss on disposal of fixed assets	4	---	---
Other	173	136	27.2

Total Non-Interest Expense	$997	$887	12.4%

	Six Months Ended
	September 30,
	2007	2006	% Change
Non-interest expense:	(In thousands)
Compensation and employee benefits	$1,100	$945	16.4%
Occupancy and equipment	304	265	14.7
Foreclosed property expense	2	1	100.0
Data processing	103	97	6.2
Audit, legal and other professional	90	70	28.6
Advertising	63	59	6.8
Telephone and postage	47	46	2.2
Net loss on sale of foreclosed property	---	2	---
Net loss on disposal of fixed assets	4	---	---
Other	296	268	10.4

Total Non-Interest Expense	$2,009	$1,753	14.6%

Compensation and employee benefits increased by $26,000 when comparing the September 2007 and 2006 quarters primarily due to a $39,000 increase in salaries and a $33,000 increase in contributions to the 401(k) plan offset by a $34,000 decrease relating to the Employee Stock Ownership Plan (“ESOP”) and an $18,000 decrease in options exercised. When comparing the six months ended September 30, 2007 to the same period in 2006, there was a $155,000 increase in compensation and employee benefits. The largest contributing factors were a $74,000, or 10.8%, increase in salaries, a $58,000 increase in expense related to options exercised, and a $66,000 increase in contributions to the 401(k) plan. These increases are offset, in part, by a $68,000 decrease in expense related to the ESOP. As all shares are allocated, the expense related to the ESOP will be minimal in the future. The increase in salaries can be attributed to an increase in the base pay of the PrimeVest representative.

Occupancy and equipment expense increased by $23,000 for the three-month period ending September 30, 2007 compared to September 30, 2006 and increased by $39,000 when comparing the six-month periods ending September 30, 2007 to September 30,

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis or Plan of Operation

2006. The largest contributing factor to the increase in occupancy and equipment expense is an increase in depreciation expense of $10,000 for the three-month period and $16,000 for the six-month period.

Audit, legal and other professional fees increased primarily due to an increases in audit expense of $23,000 for the three-month period and $25,000 for the six-month period. The previous three year engagement with the auditors expired and a new engagement letter was negotiated with a 28.2% annual increase plus charges for travel and other items not covered under the engagement.

Other expense includes miscellaneous operating expenses such as office supplies, ATM/Debit card interchange fees, check processing fees, loan expenses, federal deposit insurance premiums and assessments by the bank regulators among others. When comparing the September 30, 2007 quarter to the September 30, 2006 quarter, the increase of $37,000 in other expenses can be attributed, in part, to increases in expenses related to check processing costs, business entertainment expense and expenses associated with the new checking program, Reward Checking. The increase of $28,000 in other expenses in the six-month period ending September 30, 2007 verses the same period in 2006 is, in part, the result of increases in expenses associated with the new checking program, Reward Checking, check processing costs, bounce protection program expenses and business entertainment expense.

Income Tax Expense

Income tax expense decreased $11,000, or 6.8%, for the three-month ending September 30, 2007, compared to the same period in 2006. Income tax expense for the six-moth period decreased $51,000, or 16.4%, compared to the same period of 2006. Both decreases were attributed in part to decreased profitability. The combined state and federal income tax expense as a percentage of income before income tax expense decreased to 33.9% during the three-month period of 2007 compared to 35.1% during the same period in 2006. It also decreased to 31.5% for the six-months ended September 30, 2007 compared to 33.6% for the six-month period ending September 30, 2006.

Financial Condition

Total assets of the Company increased by $7.0 million, or 6.2%, to $119.2 million at September 30, 2007 from $112.3 million at March 31, 2007. The increase in assets was primarily due to an increase of $5.0 million, or 7.0%, in loans, net, and an increase of $4.6 million, or 112.4%, in cash and cash equivalents offset, in part by a $2.7 million, or 8.6%, decrease in available for sale securities.

The total increase in cash and cash equivalents was derived substantially from federal funds sold increasing by $4.4 million, or 396.0%, to $5.5 million at September 30, 2007 from $1.1 million at March 31, 2007. This increase was primarily funded from increases in deposits and other borrowings.

Available-for-sale investment securities amounted to $28.4 million at September 30, 2007 compared to $31.1 million at March 31, 2007, a $2.7 million decrease. The decrease resulted from $2.6 million in repayments on mortgage-backed securities and a $48,000 decrease in the market valuation of the available-for-sale portfolio partially offset by the amortization of $22,000 of premiums and discounts on investments. The investment portfolio is managed to limit the Company's exposure to risk by containing primarily mortgage-backed securities and other securities which are either directly or indirectly backed by the federal government or a local municipal government.

The Company's net loan portfolio increased by $5.0 million to $76.1 million at September 30, 2007 from $71.1 million at March 31, 2007. Gross loans increased by $4.7 million while undisbursed loan proceeds of closed-end lines of credit decreased by $254,000 and the allowance for loan losses increased by $3,000. Balances in all catagories of loans increased. Loans on one to four-family real estate increased by $2.0 million, or 5.5%; commercial business and agricultural finance loans increased $868,000, or 9.6%; commercial nonresidential real estate and farmland loans increased $836,000, or 5.6%; consumer and other loans increased $350,000, or 5.7%; construction and development loans increased $341,000, or 13.3%; loans to state and municpal governments increased $316,000, or 9.7%, and loans on multi-family properties increased $41,000, or 6.9%.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis or Plan of Operation

At September 30, 2007 the allowance for loan losses was $732,000, or 0.96%, of the net loan portfolio, which increased $3,000 from the allowance for loan losses at March 31, 2007 at $729,000, or 1.03%, of the net loan portfolio. During the first six-months of fiscal 2008, the Company charged off $16,000 of loan losses, $12,000 of which were in consumer and other loans, and $4,000 pertained to one loan secured by a 1-4 family residential property. The chargeoffs of $16,000 were partially offset by $8,000 in recoveries, all in consumer and other loans. Management reviews the adequacy of the allowance for loan losses quarterly, and believes that its allowance is adequate; however, the Company cannot assure that future chargeoffs and/or provisions will not be necessary. See “Asset Quality” for further information on delinquencies.

The Company had no real estate properties held for sale as of September 30, 2007 nor March 31, 2007. Foreclosed assets are carried at lower of cost or net realizable value.

Total deposits increased by $5.1 million to $91.9 million at September 30, 2007 from $86.8 million at March 31, 2007. The increase in total deposits was due to an increase of $4.1 million in savings, NOW, and money market accounts, an increase of $1.6 million in certificates of deposit offset by a decrease of $519,000 in non-interest bearing demand deposits. The increase in savings, NOW, and money markets can be primarily attributed to the popularity of the Company’s new checking account product “Reward Checking”. See “Business Strategy” for further information on “Reward Checking”.

Other borrowings consisting entirely of repurchase agreements, increased $2.6 million, or 21.7%. The obligations are secured by mortgage-backed securities and US Government agency obligations held in safekeeping at Independent Bankers Bank in Springfield, Illinois. At September 30, 2007, the average rate on the repurchase agreements was 3.86% compared to 4.34% at March 31, 2007. These agreements mature periodically within 24 months.

Advances from borrowers for taxes and insurance decreased by $63,000 from $129,000 at March 31, 2007 to $66,000 at September 30, 2007. Accrued income taxes payable increased $32,000. Accrued interest payable increased by $24,000 due to the rise in the outstanding balances of deposit accounts. Other liabilities decreased $67,000 from $1.0 million at March 31, 2007 to $970,000 at September 30, 2007, primarily due to the payment of real estate taxes due on the Company’s facilities and the payment of a bonus to all employees based on profit of the fiscal year ended March 31, 2007.

Stockholders' equity at September 30, 2007 was $11.2 million compared to $11.9 million at March 31, 2007, a decrease of $724,000, or 6.1%. Factors relating to the reduction in stockholders equity are the repurchase of shares of First Robinson Financial stock in the amount of $1.0 million offset by the issuance of $51,000 in shares due to the exercise of stock options and a decrease of $30,000 in accumulated other comprehensive income due to a decrease in the fair value of securities available for sale. These decreases were offset, in part, by the increase of $249,000 in retained earnings relating to the addition of $565,000 in net income, offset by $316,000 in dividends declared and paid and an increase in additional paid-in-capital of $40,000 relating to the options exercised during the quarter.

Off-Balance Sheet Arrangements

The Company has entered into performance standby and financial standby letters of credit with various local commercial businesses in the aggregate amount of $357,000. The letters of credit are collateralized and underwritten, as currently required by loan policy, in the same manner as any commercial loan. The advancement of any funds on these letters of credit is not anticipated.

Liquidity and Capital Resources

The Company’s principal sources of funds are deposits and principal and interest payments collected on loans, investments and related securities. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition.

Liquidity resources are used principally to meet outstanding commitments on loans, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. The Company anticipates no foreseeable problems in meeting current loan commitments. At September 30, 2007, outstanding commitments to extend credit, amounted to $14.4 million (including $7.1 million, in available revolving commercial and agricultural lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet any foreseeable liquidity needs.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis or Plan of Operation

The Company maintains a $25.7 million line of credit with the FHLB, which was not utilized except as described below as of September 30, 2007. This line can be accessed immediately. The Company regularly uses FHLB Letters of Credit as security for public unit deposits. The available line of credit with the FHLB is reduced by the amount of these letters of credit. As of September 30, 2007, $5.9 million in FHLB letters of credit were pledged. In addition to the Letters of Credit, the available line of credit with the FHLB is also reduced by $1.3 million for the credit enhancement reserve established as a result of the participation in the FHLB Mortgage Partnership Finance (“MPF”) program. The Company also maintains a $5.0 million revolving line of credit and a $600,000 revolving line of credit with Independent Banker’s Bank located in Springfield, Illinois. The Company has also established borrowing capabilities at the discount window with the Federal Reserve Bank of St. Louis.

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

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis or Plan of Operation

Regulatory Capital

At September 30, 2007, the Bank was in compliance with all of the aforementioned capital requirements as summarized below:

September 30, 2007
(In thousands)
Tier I Capital:
Common stockholders’ equity	$10,756
Unrealized loss (gain) on securities available for sale	229
Less disallowed intangible assets	(16)

Total Tier I Capital	10,969

Tier II Capital:
Total Tier I Capital	10,969
Qualifying allowance for loan losses and off-balance sheet credit exposure	751

Total Risk-Based Capital	11,720

Risk-weighted assets	72,869
Quarter average assets	119,743

					To be Well Capitalized
					Under the Prompt
					Corrective Action
					For Capital
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2007:
Total Risk-Based Capital
(to Risk-Weighted Assets)	$11,720	16.08%	$5,829	8.00%	$7,287	10.00%
Tier I Capital
(to Risk-Weighted Assets)	10,969	15.05	2,915	4.00	4,372	6.00
Tier I Capital
(to Average Assets)	10,969	9.16	4,790	4.00	5,987	5.00

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

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

PART II OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by the Company for the quarter ended
September 30, 2007 regarding the Company’s common stock.

PURCHASES OF EQUITY SECURITIES BY COMPANY (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/2007 - 7/31/2007	160	$33.07	160	10,628
8/1/2007 - 8/31/2007	1,620	32.69	1,620	9,008
9/1/2007- 9/30/2007	18,708	33.52	18,708	15,300
Total	20,488	$33.45	20,488	15,300
(1) On January 16, 2007, the Board of Directors of First Robinson Financial Corporation approved a repurchase program of its equity stock. The announcement of the program was filed purusant to Form 8-K. Under the program, the Company was authorized to repurchase up to 25,000 shares of the Company’s common stock from time to time, in the open market, when deemed appropriate by management. The program approved January 16, 2007 expired with the completion of the purchase of all 25,000 shares on September 14, 2007. On September 18, 2007, the Board of Directors of First Robinson Financial Corporation approved another repurchase program of its equity stock. The Company may repurchase up to 25,000 shares of the Company’s outstanding common stock from time to time, in the open market, when deemed appropriate by management. The Program, approved September 18, 2007, will expire the earlier of the completion of the repurchase of the 25,000 shares or September 17, 2008. A total of 10,439 shares have been repurchased in the open market as of October 31, 2007.

Item 3.	Defaults Upon Senior Executives
None

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	On July 26, 2007, the Company held its Annual Meeting of Stockholders.

(b)
At the meeting, Scott F. Pulliam and William K. Thomas were elected as directors for terms to expire in 2010. Those directors continuing in office are Donald K. Inboden, Rick L. Catt, Steven E. Neeley, J. Douglas Goodwine and Robin E. Guyer.

(c)	Stockholders voted on the following matters:
(i)	The election of the following two directors of the Corporation:
				BROKER
VOTES:	FOR	WITHHELD	ABSTAIN	NON-VOTES

Scott F. Pulliam	390,435	17,607	---	---
William K. Thomas	399,784	8,258	---	---

(ii)	The ratification of the appointment of BKD, LLP as auditors for the Company for the fiscal year ending March 31, 2007:

				BROKER
VOTES:	FOR	WITHHELD	ABSTAIN	NON-VOTES
397,824	9,330	888	---

PART II OTHER INFORMATION

Item 5.	Other Information
None

Item 6.	Exhibits

1.	Exhibit 31: Section 302 Certifications

2.	Exhibit 32: Section 906 Certification

SIGNATURES

Pursuant to the requirements of  the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST ROBINSON FINANCIAL
CORPORATION

Date: November 14, 2007	/s/ Rick L. Catt
Rick L. Catt
President and Chief Executive Officer

Date: November 14, 2007	/s/ Jamie E. McReynolds
Jamie E. McReynolds
Chief Financial Officer and Vice President

EXHIBIT INDEX

Exhibit No.

31.1	Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002