Form 10QSB
period 2007-12-31
FIRST ROBINSON FINANCIAL CORP
filed 2008-02-13
CIK 1035991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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
YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES ☐ NO ☒

As of February 13, 2008, the Registrant had 454,558 shares of Common Stock, par value $0.01, issued and outstanding.

Transitional Small Business Disclosure Format (check one):
YES ☐  NO ☒

FIRST ROBINSON FINANCIAL CORPORATION

Item 1:
FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
	December 31, 2007	March 31, 2007
	(Unaudited)
ASSETS

Cash and cash equivalents	$12,476	$4,049
Available-for-sale securities	29,476	31,129
Loans, net of allowance for loan losses of $760 and $729 at December 31, 2007 and March 31, 2007, respectively	79,575	71,070
Federal Reserve and Federal Home Loan Bank stock	805	805
Premises and equipment, net	2,328	2,482
Interest receivable	728	737
Deferred income taxes	121	209
Cash surrender value of life insurance	1,382	1,341
Other assets	525	452

Total Assets	$127,416	$112,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	96,041	86,773
Other borrowings	18,233	12,088
Advances from borrowers for taxes and insurance	81	129
Accrued income taxes	208	154
Interest payable	239	203
Other liabilities	1,056	1,037
Total Liabilities	115,858	100,384

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock, $.01 par value; authorized 500,000 shares, no shares issued and outstanding
Common stock, $ .01 par value; authorized 2,000,000 shares; 859,625 shares issued; outstanding December 31, 2007– 453,980 shares; March 31, 2007 – 484,908 shares	9	9
Additional paid-in capital	8,462	8,406
Retained earnings	9,969	9,459
Accumulated other comprehensive loss, net of income tax	(6)	(199)
Treasury stock, at cost
Common: December 31, 2007 – 398,414 shares; March 31, 2007 – 367,486 shares	(6,876)	(5,785)
Total Stockholders’ Equity	11,558	11,890

Total Liabilities and Stockholders’ Equity	$127,416	$112,274

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine-Month Periods Ended December 31, 2007 and 2006
(In thousands, except per share data)
(Unaudited)

	Three-Month Period		Nine-Month Period
	2007	2006	2007	2006
Interest and Dividend Income:
Loans	$1,448	$1,360	$4,240	$3,849
Securities:
Taxable	314	346	978	994
Tax-exempt	23	25	72	74
Other interest income	75	52	183	168
Dividends on Federal Reserve Bank and Federal Home Loan Bank stock	2	7	16	22

Total Interest and Dividend Income	1,862	1,790	5,489	5,107
Interest Expense:
Deposits	688	529	1,956	1,485
Other borrowings	137	187	410	461

Total Interest Expense	825	716	2,366	1,946

Net Interest Income	1,037	1,074	3,123	3,161

Provision for Loan Losses	30	15	60	45

Net Interest Income After Provision for Loan Losses	1,007	1,059	3,063	3,116

Non-interest income:
Charges and fees on deposit accounts	226	221	688	640
Charges and other fees on loans	34	7	91	20
Net gain on sale of loans	37	26	92	73
Net gain on sale of foreclosed assets	—	—	3	—
Other	97	72	298	214

Total Non-Interest Income	394	326	1,172	947

Non-interest expense:
Compensation and employee benefits	537	529	1,637	1,474
Occupancy and equipment	157	138	461	404
Foreclosed property expense	—	—	2	1
Data processing	59	64	161	161
Audit, legal and other professional	51	37	141	106
Advertising	26	32	89	91
Telephone and postage	24	23	71	69
Net loss on sale of foreclosed property	—	—	—	2
Net loss on disposal of fixed assets	—	—	4	—
Other	153	126	450	394

Total Non-Interest Expense	1,007	949	3,016	2,702

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine-Month Periods Ended December 31, 2007 and 2006
(In thousands, except per share data)
(Unaudited)

	Three-Month Period		Nine-Month Period
	2007	2006	2007	2006

Income before income taxes	394	436	1,219	1,361

Provision for income taxes	133	144	393	455

Net Income	$261	$292	$826	$906

Earnings Per Share-Basic	$0.60	$0.62	$1.82	$1.91
Earnings Per Share-Diluted	$0.57	$0.59	$1.73	$1.83

Comprehensive Income

Net Income	$261	$292	$826	$906

Other Comprehensive Income:

Unrealized gains on securities	357	197	309	170

Related tax effects	(134)	(74)	(116)	(64)

Other Comprehensive Income	223	123	193	106

Comprehensive Income	$484	$415	$1,019	$1,012

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine-Month Periods Ended December 31, 2007 and 2006
(In thousands)
(Unaudited)

	Nine-Month Period
	2007	2006

Cash flows from operating activities:
Net income	$826	$906
Items not requiring (providing) cash:
Depreciation and amortization	221	172
Provision for loan losses	60	45
Amortization of premiums and discounts on securities	(31)	(11)
Amortization of loan servicing rights	40	30
Compensation related to ESOP	—	102
Compensation related to the exercise of options	69	66
Deferred income taxes	(28)	(15)
Originations of mortgage loans held for sale	(5,835)	(3,467)
Proceeds from the sale of mortgage loans	5,927	3,540
Net gain on loans sold	(92)	(73)
Net (gain) loss on sale of foreclosed property	(3)	2
Net loss on disposal of fixed assets	4	—
Changes in:
Interest receivable	9	(11)
Cash surrender value of life insurance	(41)	(37)
Other assets	(139)	(42)
Accrued income taxes	54	38
Interest payable	36	28
Other liabilities	19	(25)

Net cash provided by operating activities	1,096	1,248

Cash flows from investing activities:
Purchases of securities available for sale	(2,072)	(5,010)
Proceeds from maturities of available for sale securities	300	—
Sale of Federal Home Loan Bank Stock	—	32
Repayments of principal on mortgage-backed securities	3,765	3,400
Net change in loans	(8,589)	(7,014)
Proceeds from sale of foreclosed assets	27	9
Purchases of premises and equipment	(45)	(102)

Net cash used in investing activities	(6,614)	(8,685)

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine-Month Periods Ended December 31, 2007 and 2006
(In thousands)
(Unaudited)

	Nine-Month Period
	2007	2006

Cash flows from financing activities:
Net increase in deposits	$9,268	$10
Proceeds from other borrowings	99,464	104,310
Repayment of other borrowings	(93,319)	(96,391)
Federal funds purchased	95,955	4,200
Repayment of federal funds purchased	(95,955)	(4,200)
Net decrease in advances from borrowers for taxes and insurance	(48)	(49)
Proceeds received from exercise of options	65	25
Dividends paid	(316)	(273)
Purchase of treasury stock	(1,159)	(350)
Purchase of incentive plan shares	(10)	(9)

Net cash provided by financing activities	13,945	7,273

Increase (decrease) in cash and cash equivalents	8,427	(164)

Cash and cash equivalents at beginning of period	4,049	7,389

Cash and cash equivalents at end of period	$12,476	$7,225

Supplemental Cash Flows Information

Interest paid	$2,330	$1,919

Income taxes paid (net of refunds)	367	432

Real estate acquired in settlement of loans	24	—

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The condensed consolidated financial statements include the accounts of First Robinson Financial Corporation (the “Company”) and its wholly owned subsidiary, First Robinson Savings Bank, National Association (the “Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management of the Company, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at December 31, 2007, the results of its operations for the three month and nine month periods ended December 31, 2007 and 2006 and cash flows for nine month periods ended December 31, 2007 and 2006. The results of operations for those months ended December 31, 2007 are not necessarily indicative of the results to be expected for the full year.

The Condensed Consolidated Balance Sheet of the Company, as of March 31, 2007, has been derived from the audited Consolidated Balance Sheet for the Company as of that date.

2.	Newly Adopted Accounting Pronouncements

The Company adopted the provisions of FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," on April 1, 2007. Implementation of the new Standard did not have a material impact on the Company’s financial statements. The Company files U.S. and State of Illinois income tax returns. As of January 28, 2008, the open tax years under FIN 48 are 2005, 2006 and 2007.

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

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Employee Stock Ownership Plan

In connection with the conversion to the stock form of ownership, the Board of Directors established an employee stock ownership plan (ESOP) for the exclusive benefit of participating employees. Employees age 21 or older who have completed one year of service are eligible to participate. Upon the issuance of the common stock, the ESOP acquired 68,770 shares of $0.01 par value common stock at the subscription price of $10.00 per share. The Bank makes contributions to the ESOP equal to the ESOP’s debt service less dividends received by the ESOP. Dividends on the unallocated shares received by the ESOP are used to pay debt service. As the debt is repaid, shares are released from collateral and allocated to active employees. Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the condensed consolidated balance sheets. As shares are released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share calculations. Dividends on allocated shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt or accrued interest. As all shares were allocated in prior periods, there was no ESOP compensation expense for the three month or nine-month periods ended December 31, 2007. ESOP compensation expense for the three-month and nine-month periods ended December 31, 2006 was $34,000 and $102,000, respectively.

4.	Authorized Share Repurchase Program

On January 16, 2007, the Board of Directors of First Robinson Financial Corporation approved a repurchase program of its equity stock. The announcement of the program was filed purusant to Form 8-K. Under the program, the Company was authorized to repurchase up to 25,000 shares of the Company’s common stock from time to time, in the open market, when deemed appropriate by management. The program, approved January 16, 2007, expired with the completion of the purchase of all 25,000 shares on September 14, 2007. On September 18, 2007, the Board of Directors of First Robinson Financial Corporation approved another repurchase program of its equity stock. The Company may repurchase up to 25,000 shares of the Company’s outstanding common stock from time to time, in the open market, when deemed appropriate by management. The Program, approved September 18, 2007, will expire the earlier of the completion of the repurchase of the 25,000 shares or September 17, 2008. A total of 13,428 shares have been repurchased in the open market as of December 31, 2007.

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

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Earnings Per Share for the Three-Month Period

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to the increase in the average shares outstanding which would have resulted from the exercise of dilutive stock options. The components of basic and diluted earnings per share for the three months ended December 31, 2007 and 2006 were computed as follows (dollar amounts in thousands except share data):

		Weighted
		Average	Per Share
	Income	Shares	Amount

For the Quarter Ended December 31, 2007:

Basic Earnings per Share:
Income available to common stockholders	$261	437,534	$0.60

Effect of Dilutive Securities:
Unearned incentive plan shares		16,287
Stock options		6,050

Diluted Earnings per Share:
Income available to common stockholders	$261	459,871	$0.57

For the Quarter Ended December 31, 2006:

Basic Earnings per Share:
Income available to common stockholders	$292	471,337	$0.62

Effect of Dilutive Securities:
Unearned incentive plan shares		15,442
Stock options		6,359

Diluted Earnings per Share:
Income available for common stockholders	$292	493,138	$0.59

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share for the Nine-Month Period

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to the increase in the average shares outstanding which would have resulted from the exercise of dilutive stock options. The components of basic and diluted earnings per share for the nine months ended December 31, 2007 and 2006 were computed as follows (dollar amounts in thousands except share data):

		Weighted
		Average	Per Share
	Income	Shares	Amount

For the Nine-Month Period Ended December 31, 2007:

Basic Earnings per Share:
Income available to common stockholders	$826	454,479	$1.82

Effect of Dilutive Securities:
Unearned incentive plan shares		16,193
Stock options		6,054

Diluted Earnings per Share:
Income available to common stockholders	$826	476,726	$1.73

For the Nine-Month Period Ended December 31, 2006:

Basic Earnings per Share:
Income available to common stockholders	$906	474,826	$1.91

Effect of Dilutive Securities:
Unearned incentive plan shares		15,343
Stock options		6,283

Diluted Earnings per Share:
Income available for common stockholders	$906	496,452	$1.83

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Recent Accounting Pronouncements

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

Item 2:
FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

When used in this filing and in future filings by First Robinson Financial Corporation (the “Company”) with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company’s market area; changes in policies by regulatory agencies; changes in accounting principles, policies, or guidelines; fluctuations in interest rates; demand for loans in the Company’s market area; competition; customer growth and retention; earnings growth and expectations; new products and services; credit quality and adequacy of reserves; technology; and employees; all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected. References in this filing to “we”, “us” , and “our” refer to the Company and/or the Bank, as the content requires.

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

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis or Plan of Operation

Overview

First Robinson Financial Corporation (the “Company”) is the holding company for First Robinson Savings Bank, National Association (the “Bank”). The Company is headquartered in Robinson, Illinois and operates three full service offices and one drive-up facility in Crawford County. The Company earned $826,000 for the first nine months of the fiscal year 2008 versus $906,000 in the same period of fiscal year 2007, a decrease of 8.8%. Earnings were positively impacted by a $225,000 increase in non-interest income offset by an increase of $314,000 in non-interest expense, and a $53,000 decrease in net interest income after provision. Basic earnings per share for the 2008 nine month fiscal period were $1.82 per share versus $1.91 per share for the same period of fiscal year 2007. Diluted earnings per share reflect the potential dilutive impact of stock options granted under the stock option plan. Diluted earnings per share for the nine months of fiscal 2008 were $1.73 per share, versus $1.83 per share for the nine months of fiscal year 2007.

Net income for the three month period ending December 31, 2007 was $261,000, versus $292,000 in the same period of 2006, a decrease of 10.6%. The decrease in earnings were a result of a $52,000 decline in net interest income after provision and an increase of $58,000 in non-interest expense, offset in part, by a $68,000 increase in non-interest income and a decrease of $11,000 in provision for income taxes. Basic earnings per share for the December 31, 2007 three month period were $0.60 per share versus $0.62 per share for the same period of 2006. Diluted earnings per share reflect the potential dilutive impact of stock options granted under the stock option plan. Diluted earnings per share for the three months ending December 31, 2007 were $0.57 per share, versus $0.59 per share for the three months ending December 31, 2006.

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

The strategic plan identifies the most critical issue to our success as consistent earnings. Net earnings have remained relatively consistent. A positive factor in maintaining consistent earnings is the Bank’s overall asset quality, which is strong. The Bank continues to offer fixed rate residential real estate mortgages through programs with the Federal Home Loan Bank of Chicago and USDA Rural Development. Our Internet banking service, “Netteller” is very popular and the number of customers actively using the service is increasing. It has allowed us to offer bill paying, cash management and also direct deposit and payroll services to our business customers. “Reward Checking,” which was introduced in January 2007, is continuing to increase in popularity as none of the competitors in our market offer any type of similar account. The product offers higher-than-market interest rates, which can be earned by customers if they meet specific transaction-based criteria. Our criteria promote the use of debit cards and our internet-based services and technology which in turn will decrease non-interest expenses associated with processing paper checks. We also provide investment brokerage services to our customers through PrimeVest Financial Services. The service continues to grow and is also providing non-interest income. We plan to revisit the viability of implementing an internal trust department during the fourth quarter of fiscal year 2008.

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

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis or Plan of Operation

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

The following table sets forth the Bank’s loan delinquencies by type, by amount and by percentage of type at December 31, 2007.

	Loans Delinquent For:
	30-89 Days(1)			90 Days and Over(1)			Nonaccrual			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
Real Estate:
One- to four-family	4	$93	0.23%	—	—	—	5	$127	0.33%	9	$220	0.56%
Commercial and agricultural real estate	1	2	0.01	—	—	—	1	227	1.38	2	229	1.39%
Consumer and other loans	3	11	0.17	—	—	—	3	7	0.11	6	18	0.28%
Commercial business and agricultural finance	2	31	0.27	—	—	—	2	66	0.56	4	97	0.83%

Total	10	$137	0.17%	—	—	—	11	$427	0.53%	21	$564	0.70%

(1)	Loans are still accruing.

Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Bank’s loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. Foreclosed assets include assets acquired in settlement of loans.

	December 31,	March 31,	December 31,
	2007	2007	2006
Non-accruing loans:
One- to four-family	$127	$119	$111
Commercial and agricultural real estate	227	—	—
Consumer and other loans	7	4	31
Commercial business and agricultural finance	66	32	45
Total non-performing assets	$427	$155	$187
Total as a percentage of total assets	0.34%	0.14%	0.16%

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis or Plan of Operation

Gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $17,000 for the three months and $22,000 for the nine months ended December 31, 2007 and $4,000 for the three months and $12,000 for the nine months ended December 31, 2006.

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

In connection with the filing of its periodic reports with the OCC and in accordance with its classification of assets policy, the Bank regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations. On the basis of management’s review of its assets, at December 31, 2007, the Bank had classified a total of $708,000 of its assets as substandard and $146,000 as doubtful. At December 31, 2007, total classified assets comprised $854,000, or 7.6% of the Bank’s capital, and 0.7% of the Bank’s total assets.

Other Loans of Concern. As of December 31, 2007, there were $3.9 million in loans identified, but not classified, by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the business have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

Real estate properties acquired through foreclosure are recorded at the fair market value minus 20% of the fair market value if the property is appraised at $50,000 or less. If the property is appraised at greater than $50,000, then the property is recorded at the fair market value less 10% of the market fair value. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At December 31, 2007, the Bank had no real estate properties acquired through foreclosure.

Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank’s allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At December 31, 2007, the Bank had a total allowance for loan losses of $760,000, representing 0.95% of the Bank’s loans, net. At March 31, 2007, the Bank’s total allowance for loan losses to the Bank’s loans, net was at 1.03%.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis or Plan of Operation

The distribution of the Bank’s allowance for losses on loans at the dates indicated is summarized as follows:

	December 31, 2007			March 31, 2007
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One- to four-family	$88	$39,597	48.88%	$101	$36,214	49.84%
Multi-family	—	625	0.77	—	591	0.81
Commercial and agricultural real estate	395	16,516	20.39	346	14,815	20.39
Construction or development	12	2,656	3.28	8	2,556	3.52
Consumer and other loans	38	6,372	7.86	41	6,168	8.49
State and Municipal Governments	—	3,536	4.37	—	3,265	4.50
Commercial business and agricultural finance	227	11,706	14.45	233	9,048	12.45

Gross Loans		81,008	100.00%		72,657	100.00%
Undisbursed portion of loans		(673)			(858)
Unallocated	—			—

Total	$760	$80,335		$729	$71,799

The following table sets forth an analysis of the Bank’s allowance for loan losses.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
	(Dollars in thousands)
Balance at beginning of period	$732	$770	$729	$753

Charge-offs:
One- to four-family	—	28	4	35
Consumer and other loans	10	8	22	23
Total charge-offs	10	36	26	58

Recoveries:
One- to four-family	—	—	—	3
Consumer and other loans	5	6	13	12
Total recoveries	5	6	13	15

Net charge-offs	5	30	13	43
Additions charged to operations	30	15	60	45
Transfer for off-balance sheet credit exposure	3	—	(16)	—
Balance at end of period	$760	$755	$760	$755

Ratio of net charge-offs during the period to average loans outstanding during the period	0.01%	0.04%	0.02%	0.06%

Ratio of net charge-offs during the period to average non-performing assets	1.28%	14.01%	4.68%	13.22%

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis or Plan of Operation

Results of Operations

Net Interest Income

For the three-month period ended December 31, 2007, net interest income totaled $1,037,000, a decrease of 3.4%, or $37,000, compared to the same period of 2006. The decrease in net interest income is primarily due to an increase of $7.7 million in average interest bearing liabilities compared to a $5.4 million increase in interest earning assets. For the nine-month period ended December 31, 2007, net interest income totaled $3,123,000, compared to $3,161,000 in net interest income for the nine-month period ended December 31, 2006. This $38,000, or 1.2%, decrease is the result of a 39 basis point increase in the cost of funds on interest bearing liabilities compared to only a 9 basis point increase on interest earning assets when comparing the nine-month period ending December 31, 2007 to the same period in 2006.

During the December 2007 quarter, total interest and dividend income increased $72,000, or 4.0%, to $1.9 million, versus $1.8 million during the same quarter of 2006 due to an increase in interest bearing assets which was offset by a decrease in yields. For the three-month period ended December 31, 2007, the yield on average-earning assets decreased 7 basis points to 6.56% from a yield of 6.63% for the three-month period ended December 31, 2006. During the first nine months of fiscal 2008, total interest and dividend income increased by $382,000, or 7.5%, to $5.5 million, versus $5.1 million during the first nine months of fiscal 2007. The yield on average earning assets increased by 9 basis points to 6.58% for the nine-month period ended December 31, 2007 versus 6.49% in the same period of 2006.

The average daily loan balances for the quarter ended December 31, 2007 increased $6.6 million, or 9.3%, to $77.8 million, versus $71.2 million for the same period of 2006. During the same period, loan interest income increased by $88,000, or 6.5%, to $1,448,000 versus $1,360,000 during the quarter ended December 31, 2006. The yield on loans decreased 19 basis points to 7.45% from 7.64% for the December 31, 2007 quarter compared to the December 2006 quarter. The average daily loan balances for the nine-month period ending December 31, 2007 increased 10.3% to $75.3 million, versus the average daily loan balances of $68.3 million for the same period of 2006. This increase in average loan balances contributed to an increase in loan interest income by $391,000, or 10.2%, to $4.2 million. The yield on loans, for the nine-months ended December 31, 2007, declined by 1 basis point to 7.51% from 7.52% in the same nine-month period of 2006.

The average daily securities balances, the Company’s interest-earning demand deposits and the federal funds sold balances for the third quarter of fiscal year 2008 decreased $1.2 million, or 3.3%, to $34.9 million, versus $36.1 million for the same period of fiscal year 2007. During the same period, income from these sources decreased by $11,000, or 2.6%, to $412,000 versus $423,000 during the third quarter of fiscal year 2007. The average daily balances of securities, interest-earning demand deposits and federal funds sold for the first nine months of fiscal 2008 decreased $680,000, or 1.9%, to $35.1 million, versus $35.8 million for the same period of fiscal year 2007. During the same periods, income from securities, interest-earning demand deposits and federal funds sold decreased by $3,000, or 0.2%, to $1,233,000 versus $1,236,000 during the nine months of fiscal 2007.

Dividends received from Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stocks decreased by $5,000, or 71.4%, when comparing the December 2007 quarter to the December 2006 quarter. The rate of return on the FRB stock remained steady at 6.0% for each quarter when comparing December 2007 to 2006. For the December 2007 quarter no dividends were earned on the FHLB stock as the FHLB Chicago did not pay any dividends. On September 26, 2007, the Company received a letter from the FHLB of Chicago regarding a Consent Cease and Desist Order they were issued from their regulator, the Federal Housing Finance Board. The Order prohibits the FHLB of Chicago from repurchasing or redeeming any of its capital stock without prior approval from their regulator. The Order also proposes that the declaration of a dividend by the FHLB of Chicago on its capital stock be subject to prior written approval. The Company can make no prediction as to if or when the FHLB will resume dividend payments. For the nine months ended December 2007, dividends received from FHLB and FRB stock also decreased. Income from dividends decreased by $6,000, or 27.3% from $22,000 as of December 31, 2006 to $16,000 as of December 31, 2007. The decrease is a result of no dividends being paid by the FHLB Chicago during the quarter ending December 31, 2007.

Total interest expense increased $109,000, or 15.2%, to $825,000 for the three-month period ended December 31, 2007, from $716,000 for the comparable period in 2006. The increase resulted from a 20 basis point increase in the Company's daily cost of funds to 3.37%, versus 3.17% for the same period of 2006 and the increase of $7.7 million in the average balance of interest bearing liabilities from $90.3 million at December 31, 2006 to $98.0 million at December 31, 2007. Total interest expense also increased $420,000, or 21.6%, to $2.4 million for the nine-month period ended December 31, 2007, from $1.9 million for the comparable period in 2006. The increase was primarily the result of a $6.3 million, or 7.2%, increase in the Company's average balance in interest bearing liabilities to $93.8 million at December 31, 2007 from $87.5 million as of December 31, 2006 and a 39 basis point increase in the daily cost of funds to 3.36%, versus 2.97% for the same period of 2006.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis or Plan of Operation

On an average daily basis, total interest-bearing deposits increased $8.8 million, or 12.0%, to $82.4 million for the three-month period ended December 31, 2007, versus $73.6 million in the same period in 2006. The average cost of funds increased by 46 basis points to 3.34% for the December 2007 quarter versus the December 2006 quarter at 2.88%. The average daily balance of interest-bearing deposits for the nine-month period ended December 2007 also increased by $5.9 million, or 8.0%, to $79.4 million from $73.5 million. When comparing the average cost of funds for the December 2007 nine-month period to the same period ending December 31, 2006 there was an increase of 59 basis points from 2.69% to 3.28%.

For the three-months ended December 31, 2007 versus the same period of 2006, the average daily balance of short-term borrowings and federal funds purchased decreased $1.2 million, or 7.1%, from $16.8 million to $15.6 million. In addition, the average cost of funds decreased for the December 2007 quarter by 97 basis points from 4.47% to 3.50%. The average daily balance of short-term borrowings and federal funds purchased for the nine-months ended December 31, 2007 increased by $410,000, or 2.9%, to $14.4 million from $14.0 million for the nine-month period ending December 31, 2006 while the average cost of funds decreased by 60 basis points to 3.80% from 4.40% when comparing the nine-months of fiscal year 2008 to fiscal year 2007.

Provision for Loan Losses

The provision for loan losses for the quarter ended December 31, 2007 was $30,000 compared to $15,000 for the quarter ended December 31, 2006. The loan loss provision for the nine-month period ending December 30, 2007 was $60,000 compared to $45,000 for the prior comparable period, representing a 33.3% increase. The provision for all periods reflects management's analysis of the Company's loan portfolio based on the information which was available to the Company. Management meets on a quarterly basis to review the adequacy of the allowance for loan losses based on Company guidelines. Classified loans are reviewed by the loan officers to arrive at specific reserve levels for those loans. Once the specific reserve for each loan is calculated, management calculates general reserves for each loan category based on a combination of loss history adjusted for current national and local economic conditions, trends in delinquencies and charge-offs, trends in volume and term of loans, changes in underwriting standards, and industry conditions. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company's management believes that, as of December 31, 2007, its allowance for loan losses was adequate.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis or Plan of Operation

Non-interest Income

Non-interest income categories for the three and nine-month periods ended December 31, 2007 and 2006 are shown in the following table:

	Three Months Ended
	December 31,
	2007	2006	% Change
	(In thousands)
Non-interest income:
Charges and fees on deposit accounts	$226	$221	2.3%
Charges and other fees on loans	34	7	385.7
Net gain on sale of loans	37	26	42.3
Other	97	72	34.7

Total Non-Interest Income	$394	$326	20.9%

	Nine Months Ended
	December 31,
	2007	2006	% Change
	(In thousands)
Non-interest income:
Charges and fees on deposit accounts	$688	$640	7.5%
Charges and other fees on loans	91	20	355.0
Net gain on sale of loans	92	73	26.0
Net gain on sale of foreclosed property	3	—	—
Other	298	214	39.3

Total Non-Interest Income	$1,172	$947	23.8%

Charges and fees on deposit accounts increased $5,000 for the three-month and $48,000 for the nine-month periods ended December 31, 2007 versus the same periods in 2006. This increase is primarily from overdraft and insufficient funds fees. Charges and other fees on loans increased in both the three and nine-month periods ending December 31, 2007, by $27,000 and $71,000, respectivley, when compared to the same periods in 2006 due to an increase in the commissions received on the sale of credit life and accident and health insurance.

The increase of $11,000 for the quarter ended December 31, 2007 and $19,000 for the nine-months ended December 31, 2007, in gains on the sale of loans, resulted primarily from an increase in the amount of loans sold when comparing 2007 to 2006. For the three-months ended December 31, 2007, the Company sold $2.3 million in mortgage loans versus $1.3 million in the comparable period of 2006. The Company sold $2.4 million, or 68.3%, more in loans for the nine-month period ending Decmeber 31, 2007 when compared to the same period in 2006.

Other income consists of normal recurring fee income such as commissions from PrimeVest Investment Services, our investment brokerage service, the cash value of life insurance, ATM/Debit card interchange income and fees, and safe deposit box rent, as well as other income that management classifies as non-recurring. Other income increased $25,000 and $84,000, respectively, in the three and nine-month periods ended December 31, 2007 versus the same period of 2006. The primary driver behind the increases in the three and nine-month periods can be attributed to the increase in commission received from the sale of annuities and other investments by our PrimeVest bokerage service.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis or Plan of Operation

Non-interest Expense

Non-interest expense categories for the three and nine-month periods ended December 31, 2007, and 2006 are shown in the following table:

	Three Months Ended
	December 31,
	2007	2006	% Change
	(In thousands)
Non-interest expense:
Compensation and employee benefits	$537	$529	1.5%
Occupancy and equipment	157	138	13.8
Data processing	59	64	(7.8)
Audit, legal and other professional	51	37	37.8
Advertising	26	32	(18.8)
Telephone and postage	24	23	4.3
Other	153	126	21.4

Total Non-Interest Expense	$1,007	$949	6.1%

	Nine Months Ended
	December 31,
	2007	2006	% Change
	(In thousands)
Non-interest expense:
Compensation and employee benefits	$1,637	$1,474	11.1%
Occupancy and equipment	461	404	14.1
Foreclosed property expense	2	1	100.0
Data processing	161	161	—
Audit, legal and other professional	141	106	33.0
Advertising	89	91	(2.2)
Telephone and postage	71	69	2.9
Net loss on sale of foreclosed property	—	2	(100.0)
Net loss on disposal of fixed assets	4	—	—
Other	450	394	14.2

Total Non-Interest Expense	$3,016	$2,702	11.6%

Compensation and employee benefits increased by $8,000 when comparing the December 2007 and 2006 quarters primarily due to a $49,000 increase in salaries and a $34,000 increase in contributions to the 401(k) plan offset by a $31,000 decrease relating to the Employee Stock Ownership Plan (“ESOP”), a $31,000 decrease in options exercised and a $20,000 decrease in expense relating to the director retirement plan. When comparing the nine months ended December 31, 2007 to the same period in 2006, there was a $163,000 increase in compensation and employee benefits. The largest contributing factors were a $124,000, or 12.0%, increase in salaries, a $27,000 increase in expense related to options exercised, and a $100,000 increase in contributions to the 401(k) plan. These increases are offset, in part, by a $99,000 decrease in expense related to the ESOP. As all shares are now allocated, the expense related to the ESOP should be minimal in the future. The increase in salaries can be attributed to an increase in miscellaneous raises and a 35% increase in the base pay of the PrimeVest representative.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis or Plan of Operation

Occupancy and equipment expense increased by $19,000 for the three-month period ending December 31, 2007 compared to December 31, 2006 and increased by $57,000 when comparing the nine-month periods ending December 31, 2007 to December 31, 2006. The largest contributing factor to the increase in occupancy and equipment expense is an increase in depreciation expense of $6,000 for the three-month period and $28,000 for the nine-month period.

Audit, legal and other professional fees increased primarily due to an increase in audit expense of $14,000 for the three-month period and $37,000 for the nine-month period. The previous three year engagement with the auditors expired and a new engagement letter was negotiated with a 28.2% annual increase plus charges for travel and other items not covered under the engagement.

Other expense includes miscellaneous operating expenses such as office supplies, ATM/Debit card interchange fees, check processing fees, loan expenses, federal deposit insurance premiums and assessments by the bank regulators among others. When comparing the December 31, 2007 quarter to the December 31, 2006 quarter, the increase of $27,000 in other expenses can be attributed, in part, to increases in expenses related to check processing costs, business entertainment expense and expenses associated with the new checking program, Reward Checking. The increase of $56,000 in other expenses in the nine-month period ending December 31, 2007 versus the same period in 2006 is, in part, the result of increases in expenses associated with the new checking program, Reward Checking, check processing costs, bounce protection program expenses and business entertainment expense.

Income Tax Expense

Income tax expense decreased $11,000, or 7.6%, for the three-month ending December 31, 2007, compared to the same period in 2006. Income tax expense for the nine-moth period decreased $62,000, or 13.6%, compared to the same period of 2006. Both decreases were attributed in part to decreased profitability. The combined state and federal income tax expense as a percentage of income before income tax expense increased to 33.8% during the three-month period of 2007 compared to 33.0% during the same period in 2006. It decreased to 32.2% for the nine-months ended December 31, 2007 compared to 33.4% for the nine-month period ending December 31, 2006.

Financial Condition

Total assets of the Company increased by $15.1 million, or 13.5%, to $127.4 million at December 31, 2007 from $112.3 million at March 31, 2007. The increase in assets was primarily due to an increase of $8.5 million, or 12.0%, in loans, net, and an increase of $8.4 million, or 208.1%, in cash and cash equivalents offset, in part, by a $1.6 million, or 5.3%, decrease in available for sale securities.

The total increase in cash and cash equivalents was derived substantially from federal funds sold increasing by $6.7 million, or 600.3%, to $7.8 million at December 31, 2007 from $1.1 million at March 31, 2007. This increase was primarily funded from increases in deposits and other borrowings.

Available-for-sale investment securities amounted to $29.5 million at December 31, 2007 compared to $31.1 million at March 31, 2007, a $1.6 million decrease. The decrease resulted from $3.8 million in repayments on mortgage-backed securities and the calling of $300,000 in municipals bonds partially offset by the purchase of $2.1 million in mortgage-backed securities, amortization of $31,000 of premiums and discounts on investments, and the $309,000 increase in the market valuation of the available-for-sale portfolio. The investment portfolio is managed to limit the Company's exposure to risk by investing primarily in mortgage-backed securities and other securities which are either directly or indirectly backed by the federal government or a local municipal government.

The Company's net loan portfolio increased by $8.5 million to $79.6 million at December 31, 2007 from $71.1 million at March 31, 2007. Gross loans increased by $8.4 million while undisbursed loan proceeds of closed–end lines of credit decreased by $185,000 and the allowance for loan losses increased by $31,000. Balances in all catagories of loans increased. Loans on one to four-family real estate increased by $3.4 million, or 9.3%; commercial business and agricultural finance loans increased $2.7 million, or 29.4%; commercial nonresidential real estate and farmland loans increased $1.7 million, or 11.5%; consumer and other loans increased $204,000, or 3.3%; construction and development loans increased $100,000, or 4.0%; loans to state and municpal governments increased $271,000, or 8.3%, and loans on multi-family properties increased $34,000, or 5.8%.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis or Plan of Operation

At December 31, 2007 the allowance for loan losses was $760,000, or 0.95%, of the net loan portfolio, which increased $31,000 from the allowance for loan losses at March 31, 2007 at $729,000, or 1.03%, of the net loan portfolio. During the first nine-months of fiscal 2008, the Company charged off $26,000 of loan losses, $22,000 of which were in consumer and other loans, and $4,000 pertained to one loan secured by a 1-4 family residential property. The chargeoffs of $22,000 were partially offset by $13,000 in recoveries, all in consumer and other loans. Management reviews the adequacy of the allowance for loan losses quarterly, and believes that its allowance is adequate; however, the Company cannot assure that future chargeoffs and/or provisions will not be necessary. See “Asset Quality” for further information on delinquencies.

The Company had no real estate properties held for sale as of December 31, 2007 nor March 31, 2007. Foreclosed assets are carried at lower of cost or net realizable value.

Total deposits increased by $9.3 million, or 10.7%, to $96.0 million at December 31, 2007 from $86.8 million at March 31, 2007. The increase in total deposits was due to an increase of $5.5 million in savings, NOW, and money market accounts, an increase of $4.7 million in certificates of deposit offset by a decrease of $1.0 million in non-interest bearing demand deposits. The growth in certificates of deposit can be linked to two new types of certificates being offered, one for 27 months and one for 54 months. The customer has one opportunity to adjust the rate being paid on their certificate during the term of the certificate to the current rate being offered. The increase in savings, NOW, and money markets can be primarily attributed to the popularity of the Company’s new checking account product “Reward Checking”. See “Business Strategy” for further information on “Reward Checking”.

Other borrowings consisting entirely of repurchase agreements, increased $6.1 million, or 50.8% from $12.1 million at March 31, 2007 to $18.2 million at December 31, 2007. The obligations are secured by mortgage-backed securities and US Government agency obligations held in safekeeping at Independent Bankers Bank in Springfield, Illinois. At December 31, 2007, the average rate on the repurchase agreements was 3.14% compared to 4.34% at March 31, 2007. The rate on approximately $16.6 million of the repurchase agreements reprice daily. These agreements mature periodically within 24 months.

Advances from borrowers for taxes and insurance decreased by $48,000 from $129,000 at March 31, 2007 to $81,000 at December 31, 2007. Accrued income taxes payable increased $54,000. Accrued interest payable increased by $36,000 due to the rise in the outstanding balances of deposit accounts.

Stockholders' equity at December 31, 2007 was $11.6 million compared to $11.9 million at March 31, 2007, a decrease of $332,000, or 2.8%. Factors relating to the reduction in stockholders’ equity are the repurchase of shares of First Robinson Financial stock in the amount of $1.2 million offset, by the issuance of $68,000 in shares due to the exercise of stock options. These decreases were offset, in part, by the increase of $510,000 in retained earnings relating to the addition of $826,000 in net income, offset by $316,000 in dividends declared and paid, an increase in additional paid-in-capital of $62,000 relating to the options exercised during the period and the increase of $193,000 in accumulated other comprehensive income due to the increase in the fair value of securities available for sale.

Off-Balance Sheet Arrangements

The Company has entered into performance standby and financial standby letters of credit with various local commercial businesses in the aggregate amount of $356,000. The letters of credit are collateralized and underwritten, as currently required by loan policy, in the same manner as any commercial loan. The advancement of any funds on these letters of credit is not anticipated.

Liquidity and Capital Resources

The Company’s principal sources of funds are deposits and principal and interest payments collected on loans, investments and related securities. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis or Plan of Operation

Liquidity resources are used principally to meet outstanding commitments on loans, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. The Company anticipates no foreseeable problems in meeting current loan commitments. At December 31, 2007, outstanding commitments to extend credit, amounted to $14.1 million (including $7.2 million, in available revolving commercial and agricultural lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet any foreseeable liquidity needs.

The Company maintains a $26.0 million line of credit with the FHLB, which can be accessed immediately. The Company regularly uses FHLB Letters of Credit as security for public unit deposits. The available line of credit with the FHLB is reduced by the amount of these letters of credit. As of December 31, 2007, $5.9 million in FHLB letters of credit were pledged. The available line of credit with the FHLB is also reduced by $1.4 million for the credit enhancement reserve established as a result of the participation in the FHLB Mortgage Partnership Finance (“MPF”) program. The Company also maintains a $5.0 million revolving line of credit and a $600,000 revolving line of credit with Independent Banker’s Bank located in Springfield, Illinois. The Company has also established borrowing capabilities at the discount window with the Federal Reserve Bank of St. Louis.

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

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis or Plan of Operation

Regulatory Capital

At December 31, 2007, the Bank was in compliance with all of the aforementioned capital requirements as summarized below:

December 31, 2007
(In thousands)
Tier I Capital:
Common stockholders’ equity	$11,274
Unrealized loss (gain) on securities available for sale	6
Less disallowed intangible assets	(18)

Total Tier I Capital	11,262

Tier II Capital:
Total Tier I Capital	11,262
Qualifying allowance for loan losses and off-balance sheet credit exposure	776

Total Risk-Based Capital	12,038

Risk-weighted assets	76,566
Quarter average assets	121,999

					To be Well Capitalized
					Under the Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Total Risk-Based Capital
(to Risk-Weighted Assets)	$12,038	15.72%	$6,125	8.00%	$7,657	10.00%
Tier I Capital
(to Risk-Weighted Assets)	11,262	14.71	3,063	4.00	4,594	6.00
Tier I Capital
(to Average Assets)	11,262	9.23	4,880	4.00	6,100	5.00

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

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

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company for the quarter ended December 31, 2007 regarding the Company’s common stock.

PURCHASES OF EQUITY SECURITIES BY COMPANY (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2007 – 10/31/2007	739	$33.75	739	14,561
11/1/2007 – 11/31/2007	2,989	33.65	2,989	11,572
12/1/2007– 12/30/2007	—	—	—	11,572
Total	3,728	$33.67	3,728	11,572

(1) On January 16, 2007, the Board of Directors of First Robinson Financial Corporation approved a repurchase program of its equity stock. The announcement of the program was filed purusant to Form 8-K. Under the program, the Company was authorized to repurchase up to 25,000 shares of the Company’s common stock from time to time, in the open market, when deemed appropriate by management. The program approved January 16, 2007 expired with the completion of the purchase of all 25,000 shares on September 14, 2007. On September 18, 2007, the Board of Directors of First Robinson Financial Corporation approved another repurchase program of its equity stock. The Company may repurchase up to 25,000 shares of the Company’s outstanding common stock from time to time, in the open market, when deemed appropriate by management. The Program, approved September 18, 2007, will expire the earlier of the completion of the repurchase of the 25,000 shares or September 17, 2008. A total of 14,028 shares have been repurchased in the open market as of February 1, 2008.

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

FIRST ROBINSON FINANCIAL
CORPORATION

Date: February 13, 2008	/s/ Rick L. Catt
Rick L. Catt
President and Chief Executive Officer

Date: February 13, 2008	/s/ Jamie E. McReynolds
Jamie E. McReynolds
Chief Financial Officer and Vice President

EXHIBIT INDEX

Exhibit No.

31.1	Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002