Form 10KSB
period 2008-03-31
FIRST ROBINSON FINANCIAL CORP
filed 2008-06-30
CIK 1035991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR ENDED MARCH 31, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER 0-29276

FIRST ROBINSON FINANCIAL CORPORATION
(Name of Small Business Issuer in its Charter)

Delaware	36-4145294
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 East Main Street, Robinson, Illinois	62454
(Address of principal executive offices)	(Zip Code)

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

State the issuer’s revenues for its most recent fiscal year: $8.9 million.

As of June 6, 2008, the aggregate value of the 323,094 shares of Common Stock of the Registrant outstanding on such date, which excludes 137,562 shares held by directors and executive officers as a group, was approximately $11.5 million. This figure is based on the market price of $35.45 per share of the Registrant’s Common Stock as of, the last trade prior to, June 6, 2008.

As of June 6, 2008, there were 450,656 shares issued and outstanding of the Registrant’s common stock.

Transitional Small Business Disclosure check one: YES ☐ NO ☒.

DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-KSB - Portions of the Annual Report to Stockholders for the fiscal year ended March 31, 2008.

Part III of Form 10-KSB - Portions of Proxy Statement for the 2008 Annual Meeting of Stockholders.

FORWARD-LOOKING STATEMENTS

When used in this Annual Report on Form 10-KSB or future filings by First Robinson Financial Corporation (the “Company”) or the Company’s wholly owned subsidiary, First Robinson Savings Bank, National Association (the “Bank”) with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, project”, “believe” or similar expressions are intended to identify forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including, but not limited to, regional and national economic conditions; legislative and regulatory changes; monetary and fiscal policies of the federal government; changes in tax policies, rates and regulations of federal, state, and local tax authorities; changes in interest rates; deposit flows; the cost of funds; demand for loan products; demand for financial services; competition; changes in the quality or composition of the Company’s loan and investment portfolios; real estate values; risks associated with the ability to control costs and expenses; changes in accounting principles, policies, or guidelines; and other economic, competitive, governmental and technological factors could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected. All references to the Company prior to March 1997, except where otherwise indicated, are to the Bank. References in this Annual Report to “we”, “us”, and “our” refer to the Company and/or the Bank, as the context requires.

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

The Bank. The Bank is a national bank, the deposits of which are federally insured and backed by the full faith and credit of the U.S. Government up to $100,000 or $250,000 for certain retirement account deposits. The Bank is a community-oriented financial institution that seeks to serve the financial needs of the residents and businesses in its market area. The Bank primarily serves Crawford County, Illinois. The principal business of the Bank has historically consisted of attracting retail deposits from the general public and primarily investing those funds in one- to four-family residential real estate loans and, to a lesser extent, consumer loans, commercial and agricultural real estate loans and commercial business and agricultural finance loans. At March 31, 2008, substantially all of the Bank’s real estate mortgage loans, were secured by properties located in the Bank’s market area.  The Bank also invests in investment and equity securities and mortgage-backed securities, and other permissible investments.

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

Risk Factors

The Company’s business could be harmed by any of the risks noted below, or by other risks not noted because they were not apparent to management. Similarly, the trading price of the Company’s common stock could decline, and stockholders may lose all or part of their investment. In assessing these risks, you should also refer to the other information contained in this annual report on Form 10-KSB, including the Company’s financial statements and related notes.

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

The Company’s earnings depend substantially on the Company’s interest rate spread, which is the difference between (i) the rates we earn on loans, securities and other earning assets, and (ii) the interest rates we pay on deposits and other borrowings. These rates are highly sensitive to many factors beyond the Company’s control, including general economic conditions and the policies of various governmental and regulatory authorities. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We operate in a highly regulated environment, and changes in laws and regulations to which we are subject may adversely affect the Company’s results of operations.

The Company and the Bank operate in a highly regulated environment and are subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency (“OCC”) and the Board of Governors of the Federal Reserve System (the “Federal Reserve”). See “Business – Regulation” herein. Applicable laws and regulations may change, and there is no assurance that such changes will not adversely affect the Company’s business. Such regulation and supervision govern the activities in which an institution may engage, and are intended primarily for the protection of banks and their depositors. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including but not limited to the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of restrictions on activities, regulatory policy, regulations, or legislation, including but not limited to changes in the regulations governing national banks, could have a material impact on the bank and the Company’s operations.

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

•
Agricultural Finance Loans. Repayment is dependent upon the successful operation of the business, which are greatly dependent on many things outside the control of either the Bank or the borrowers. These factor include weather, commodity prices, and interest rates, among others.

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

Beginning with this annual report on Form 10-KSB, we have to include in the Company’s annual reports filed with the Securities and Exchange Commission (the “Commission”) a report of the Company’s management regarding internal control over financial reporting. As a result, we began last year to document and evaluate the Company’s internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and Commission rules and regulations, which require an annual management report on the Company’s internal control over financial reporting, including, among other matters, management’s assessment of the effectiveness of internal control over financial reporting. Management has retained outside consultants to assist in (i) assessing and documenting the adequacy of the Company’s internal control over financial reporting, (ii) improving control processes, where appropriate, and (iii) verifying through testing that controls are functioning as documented. If we fail to identify and correct any significant deficiencies in the design or operating effectiveness of the Company’s internal control over financial reporting or fail to prevent fraud, current and potential stockholders and depositors could lose confidence in the Company’s financial reporting, which could adversely affect the Company’s business, financial condition and results of operations, the trading price of the Company’s stock and the Company’s ability to attract additional deposits.

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

Lending Activities

General. The Bank’s loan portfolio consists primarily of conventional, first mortgage loans secured by one- to four-family residences and, to a lesser extent, consumer loans, commercial and agricultural real estate loans, commercial business and agricultural finance loans and multi-family real estate and construction loans. At March 31, 2008, the Bank’s gross loans outstanding totaled $77.7 million, of which $39.0 million, or 50.2%, were one- to four-family residential mortgage loans. This amount also includes home equity loans totaling $3.0 million. Of the one- to four-family mortgage loans outstanding at that date, 24.3% were fixed-rate loans, and 75.7% were adjustable-rate loans.  At that same date, construction and development property loans totaled $2.9 million, or 3.7%, of the Bank’s total loan portfolio. Also at that date, the Bank’s multi-family real estate, commercial and agricultural real estate loans totaled $15.1 million, or 19.5%, of the Bank’s total loan portfolio of which 66.0% were adjustable-rate loans and 34.0% were fixed-rate loans. Loans to State and Municipal Governments totaled $2.7 million, or 3.5%, of the Bank’s total loan portfolio as of March 31, 2008. At that same date, consumer and other loans totaled $6.2 million, or 8.0%, of the Bank’s total loan portfolio. At March 31, 2008, commercial business and agricultural finance loans totaled $11.7 million, or 15.1%, of the Bank’s total loan portfolio, of which 36.2% were fixed-rate loans and 63.8% adjustable-rate loans. See Note 4 of Notes to Consolidated Financial Statements.

The Bank’s loans to one borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or, if a bank’s lending limit under this calculation would be less than $500,000, a bank may make loans and extensions of credit to one borrower at one time in an amount not to exceed $500,000. See “Regulation — Federal Regulation of National Banks.” Pursuant to certain lending provisions in the OCC’s regulations for defined eligible banks, however, the Bank may lend up to 25% of its unimpaired capital and surplus to one borrower for loans secured by one-to-four family residential real estate, loans secured by small businesses or small farm loans. The total outstanding amount of the Bank’s loans or extensions of credit made to all of its borrowers under the special limits in these regulations may not exceed 100% of the Bank’s unimpaired capital and surplus. All loans to affiliates and their related interests are not eligible for this program. See Note 14 of Notes to Consolidated Financial Statements for information regarding loans to affiliates. At March 31, 2008, the maximum amount which the bank could have lent under this program to any one borrower and the borrowers related interests was approximately $3.1 million. At March 31, 2008, the Bank had one borrower with outstanding balances and available lines of credit that exceeded the 15% legal lending limit but was within the 25% legal lending limit for eligible banks. At March 31, 2008, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of $3.1 million.

The Bank’s five largest lending relationships at March 31, 2008 were as follows: (i) $4.5 million in loans and available lines of credit to a heavy equipment operator of which $2.9 million was participated with other lenders and is secured by real estate, equipment, inventory, accounts receivable and personal guarantees; (ii) $4.0 million in loans and available lines of credit to an individual and his closely held entities of which $1.5 million was participated with other lenders and is secured by real estate, oil production and leaseholds, inventory, equipment, and personal guarantees; (iii) $1.4 million in loans to a utility company secured by deposit accounts, equipment, accounts receivable, assignment of contracts and general intangibles; (iv) $1.3 million in loans and available lines of credit to a farmer secured by crops, equipment, inventory, government payments, and personal guarantees; and (v) $1.1 million in loans and available lines of credit to an individual and his closely held entities secured by real estate, equipment, inventory, and personal guarantees. At March 31, 2008, all of these loans, which totaled $12.3 million in the aggregate of which $4.4 million was participated to other lenders, were performing in accordance with their terms.

Loan Portfolio Composition. The following information concerning the composition of the Bank’s loan portfolios in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

	March 31,
	2008		2007
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans:
One- to four-family.	$39,024	50.21%	$36,214	49.84%
Multi-family	618	0.80	591	0.81
Commercial and agricultural	14,527	18.69	14,815	20.39
Construction or development	2,909	3.74	2,556	3.52
Total real estate loans	57,078	73.44	54,176	74.56

Other Loans:
Government Loans:
State & Municipal	2,720	3.50	3,265	4.50
Consumer and other loans	6,221	8.00	6,168	8.49
Commercial business and agricultural finance loans	11,710	15.06	9,048	12.45
Total other	20,651	26.56	18,481	25.44
Total loans	77,729	100.00%	72,657	100.00%

Less:
Loans in process	750		858
Deferred loan fees	6		—
Allowance for losses	727		729
Total loans receivable, net	$76,246		$71,070

The following schedule illustrates the interest rate sensitivity of the Bank’s loan portfolio at March 31, 2008. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract reprices; however, $9.9 million in adjustable rate loans have reached their contractual floor rate. These loans then report at their maturity date. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	One- to Four-Family and Construction/Development		Multi-family and Commercial and Agriculture		Obligations of State & Municipal Governments		Consumer and Other		Commercial Business and Agricultural Finance		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due During Years Ending March 31,
2009(1)	$13,630	7.46%	$5,065	7.22%	$218	4.80%	$608	7.80%	$7,858	5.87%	$27,379	6.95%
2010 and 2011	9,318	7.46	2,039	4.43	156	3.92	2,047	8.48	1,243	6.63	14,803	7.08
2012 and 2013	3,566	7.30	2,464	6.98	1,680	5.12	2,978	7.46	1,904	7.25	12,592	6.98
After 2013	15,419	6.44	5,577	6.41	666	4.27	588	6.83	705	7.16	22,955	6.40
Total	$41,933	7.07%	$15,145	6.51%	$2,720	4.81%	$6,221	7.77%	$11,710	6.26%	$77,729	6.82%

(1)	Includes demand loans, loans having no stated maturity and overdraft loans.

The total amount of loans due after March 31, 2009 which have predetermined interest rates is $24.9 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $42.6 million, a portion of which have reached their contractual floor rate and are shown in the above table at their contractual maturity.

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

One- To- Four-Family Residential Mortgage Lending. Residential loan originations are generated by the Bank’s marketing efforts, its present customers, walk-in customers, and referrals from real estate brokers. Historically, the Bank has focused its lending efforts primarily on the origination of loans secured by one- to four-family residential mortgages in its market area. At March 31, 2008, the Bank’s one- to four-family residential mortgage loans totaled $39.0 million, or 50.2%, of the Bank’s gross loan portfolio, of which $143,000 was non-performing at that date.

The Bank offers both adjustable and fixed rate mortgage loans. For the year ended March 31, 2008, the Bank originated $28.6 million of real estate loans, of which $22.0 million were secured by one- to four-family residential real estate, $3.1 million was secured by one- to four-family or commercial constructions and land loans, $3.4 million was secured by commercial or agricultural real estate, and $132,000 was secured by multi-family residential real estate. Substantially all of the Bank’s one- to four-family residential mortgage originations are secured by properties located in its market area.

The Bank offers adjustable-rate mortgage loans at rates and on terms determined in accordance with market and competitive factors. The Bank currently originates adjustable-rate mortgage loans with a term of up to 30 years.  The Bank offers one-year adjustable-rate mortgage loans and loans that are fixed for three or five years, then adjustable annually after that with a stated interest rate margin generally over the one-year Treasury Bill Index. Increases or decreases in the interest rate of the Bank’s adjustable-rate loans is generally limited to 200 basis points at any adjustment date and 600 basis points over the life of the loan. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as the Bank’s liabilities. The Bank qualifies borrowers for adjustable-rate loans based on the initial interest rate of the loan. As a result, the risk of default on these loans may increase as interest rates increase. See “Asset Quality — Non-Performing Assets.” At March 31, 2008, the total balance of one-to four-family adjustable-rate loans was $29.5 million, or 38.0%, of the Bank’s gross loan portfolio.  See “— Originations, Purchases and Sales of Loans.”

The Bank offers fixed-rate mortgage loans with a term of up to 30 years. At March 31, 2008, the total balance of one- to four-family fixed-rate loans was $9.5 million, or 12.2%, of the Bank’s gross loan portfolio. The Bank also offers U.S. Department of Agriculture (“USDA”) Guaranteed Rural Housing Loans to borrowers that meet certain income limitations with minimal to no down payment. These loans are 30-year fixed rate loans with a 90% guarantee from USDA. At March 31, 2008, the total balance of USDA Guaranteed Rural Housing Loans was $143,000, or 0.2%, of the Bank’s gross loan portfolio. During the fiscal year ended March 31, 2008, the Bank sold $1.4 million in USDA Guaranteed Rural Housing Loans. The Bank provides servicing on $1.3 million of these Rural Housing Loans. In April 2007, the Bank began offering USDA Rural Housing Loans where servicing is retained with a 44 basis point fee. See “— Originations, Purchases and Sales of Loans.” The Bank will generally lend up to 80% of the lesser of the appraised value or purchase price of the security property on owner occupied one- to four-family loans. Residential loans do not include prepayment penalties, are non-assumable (other than government-insured or guaranteed loans), and do not produce negative amortization. Real estate loans originated by the Bank contain a “due on sale” clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property. The Bank utilizes private mortgage insurance.

The majority of the fixed rate loans currently originated by the Bank are underwritten and documented pursuant to the guidelines of the Federal Home Loan Bank of Chicago’s (the “FHLB”) Mortgage Partnership Finance (“MPF”) program. Effective January 1, 1999, the Bank joined the MPF program offered by the FHLB. This program offers 15 to 30 year fixed rate mortgages. The Bank sells 100% of the principal and receives a fee. The Bank also receives a 25 basis points servicing fee. During the year ended March 31, 2008, the Bank originated $8.4 million in MPF loans. The FHLB recently announced, however, that it would no longer enter into new master commitments or renew existing master commitments to purchase mortgage loans under the MPF program and would only fund loans through July 31, 2008. However, in June 2008, the FHLB announced they would continue to purchase mortgage loans until October 31, 2008. See “—Originations, Purchases and Sales of Loans.”

At March 31, 2008, the Company's home equity loans amounted to $3.0 million, or 3.8%, of the total loan portfolio. These loans are secured by the underlying equity in the borrower's residence, and accordingly, are reported with the one-to-four family real estate loans. As a result, the Company generally requires loan-to-value ratios of 90% or less after taking into consideration the first mortgage held by the Company. These loans typically have fifteen-year terms with an interest rate adjustment monthly.

Multi-Family Lending. The Bank offers one year adjustable-rate multi-family loans for terms of up to 20 years. The Bank will generally lend up to 80% of the value of the collateral securing the loan. At March 31, 2008, the Bank had $618,000 of multi-family real estate loans, or 0.8% of the Bank’s gross loan portfolio. All of these loans were performing in accordance with their terms at that date.

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

Commercial and Agricultural Real Estate Lending. The Bank also originates commercial and agricultural real estate loans. At March 31, 2008 approximately $14.5 million, or 18.7% of the Bank’s gross loan portfolio, was comprised of commercial and agricultural real estate loans. Of this amount, approximately $4.9 million, or 34.1%, of these loans were fixed-rate commercial and agricultural real estate loans and approximately $9.6 million, or 65.9%, were adjustable-rate loans. At March 31, 2008, $126,000 of these loans was non-performing. The largest commercial or agricultural real estate loan was a $3.5 million line of credit of which $1.5 million was participated to another institution.

The Bank will generally lend up to 80% of the value of the collateral securing the loan with varying maturities up to 20 years with re-pricing periods ranging from daily to one year. In underwriting these loans, the Bank currently analyzes the financial condition of the borrower, the borrower’s credit history, and the reliability and predictability of the cash flow generated by the business. The Bank generally requires personal guaranties on corporate borrowers. Appraisals on properties securing commercial and agricultural real estate loans originated by the Bank are primarily performed by independent appraisers. The Bank also offers small business loans, which are generally guaranteed up to 90% by various governmental agencies.

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

Construction Lending. The Bank had $2.9 million in construction loans for one- to four- family residences, commercial property and land loans, or 3.7%, of the total loan portfolio at March 31, 2008. The Bank offers construction loans to individuals for the construction of one- to four-family residences or commercial buildings. Such loans are offered with fixed and adjustable-rates of interest. Following the construction period, these loans may become permanent loans.

Construction lending is generally considered to involve a higher level of credit risk since the risk of loss on construction loans is dependent largely upon the accuracy of the initial estimate of the individual property’s value upon completion of the project and the estimated cost (including interest) of the project. If the cost estimate proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. The Bank conducts periodic inspections of the construction project to help mitigate this risk.

State and Municipal Government Loans. The Bank originates both fixed and adjustable loans for state and municipal governments. At March 31, 2008, the Bank’s loans to state and municipal governments totaled $2.7 million, or 3.5% of the total loan portfolio, of which 84.3% were fixed and 15.7% were adjustable. Loans to state and municipal governments are generally at a lower rate than consumer or commercial loans due to the tax-free nature of municipal loans.

For underwriting purposes, the Bank does not require financial documentation as long as the loan is to the general obligation of the local entity. However, proper documentation in the entity’s minutes, from a board meeting when a quorum was present, that indicate the approval to seek a loan and the authorized individuals to sign for the loan are required.

Consumer and Other Lending. The Bank offers secured and unsecured consumer and other loans. Secured loans may be collateralized by a variety of asset types, including automobiles, mobile homes, equity securities, and deposits. The Bank currently originates substantially all of its consumer and other loans in its primary market area. At March 31, 2008, the Bank’s consumer and other loan portfolio totaled $6.2 million, or 8.0%, of its gross loan portfolio, of which 97.2% were fixed-rate loans.

A significant component of the Bank’s consumer loan portfolio consists of new and used automobile loans. These loans generally have terms that do not exceed five years. Generally, loans on vehicles are made in amounts up to 80% of the sales price or the National Automobile Dealers Association value, whichever is least. At March 31, 2008, the Bank’s automobile loans totaled $4.4 million, or 5.7%, of the Bank’s gross loan portfolio. These loans were originated predominately on a direct lending basis.

Consumer and other loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The underwriting standards employed by the Bank for consumer loans include an application, a determination of the applicant’s payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

Consumer and other loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At March 31, 2008, all of the Bank’s consumer and other loans were performing in accordance with their terms. There can be no assurances that delinquencies will not occur in the future.

Commercial and Agricultural Business Lending. The Bank also originates commercial and agricultural business loans. At March 31, 2008, approximately $11.7 million, or 15.1% of the Bank’s gross loan portfolio, was comprised of commercial and agricultural business loans. Of the $11.7 million, approximately $4.2 million, or 36.2%, were fixed-rate loans and approximately $7.5 million, or 63.8%, were adjustable-rate loans. At March 31, 2008, $23,000 of the Bank’s commercial and agricultural business loans were non-performing. The largest commercial business loan was a $2.0 million line of credit of which 100% was participated.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business and agricultural finance loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business and agricultural finance loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). The Bank’s commercial business and agricultural finance loans are usually secured by business or personal assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At March 31, 2008, $130,000 of the Bank’s commercial business and agricultural finance loans were unsecured.

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

Originations, Purchases and Sales of Loans

Loan originations are developed from continuing business with (i) depositors and borrowers, (ii) soliciting realtors, (iii) builders, and (iv) walk-in customers.

While the Bank currently originates adjustable-rate and fixed-rate loans, its ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For the year ended March 31, 2008, the Bank had total originations of $28.2 million in fixed-rate loans and $17.9 million in adjustable-rate loans.

The Bank sold $9.8 million in one- to four-family loans through market programs during the year ended March 31, 2008. Sales of these loans generally are beneficial to the Bank since these sales may produce future servicing income, provide funds for additional lending and other investments and increase liquidity. The Bank does not sell loans pursuant to forward sales commitments and, therefore, an increase in interest rates after loan origination and prior to sale may adversely affect the Bank’s income at the time of sale.

The following table shows the loan origination, purchase, sale and repayment activities of the Bank for the periods indicated.

	Year Ended March 31,
	2008	2007
	(Dollars in Thousands)

Originations By Type:
Real estate:
One to four-family	$22,052	$13,644
Multi-family	132	59
Commercial and agricultural	3,396	3,499
Construction and land development	3,065	2,499

Other:
Consumer and other loans	5,397	6,304
State & Municipal Government	1,629	2,640
Commercial business and agricultural finance	10,484	9,523
Total loans originated	46,155	38,168

Purchases:
Real estate:
One- to four-family	—	53
Commercial and agricultural	1,900	400
Total loan purchases	1,900	453

Sales And Repayments:
Real estate:
One- to four-family	9,774	4,747
Other:
Commercial business and agricultural finance and other loans	2,326	132
Total sales	12,100	4,879

Principal reductions	30,687	27,850

Decreases in other items, net	196	105

Net increase in gross loans	$5,072	$5,787

ASSET QUALITY

Delinquencies. When a borrower fails to make a required payment on a loan, the Bank attempts to cause the delinquency to be cured by contacting the borrower. In the case of loans secured by real estate, reminder notices are sent to borrowers. If payment is late, appropriate late charges are assessed and a notice of late charges is sent to the borrower. If the loan is between 60-90 days delinquent, the loan will generally be referred to the Bank’s legal counsel for collection.

When a loan becomes more than 90 days delinquent and collection of principal and interest is considered doubtful, or is otherwise impaired, the Bank will generally place the loan on non-accrual status and previously accrued interest income on the loan is charged against current income.

Delinquent consumer loans are handled in a manner similar to that described above. The Bank’s procedures for repossession and sale of consumer collateral are subject to various requirements under applicable consumer protection laws.

The following table sets forth the Bank’s loan delinquencies by type, by amount and by percentage of type at March 31, 2008.

	Loans Delinquent For:
	30-89 Days(1)			90 Days and Over(1)			Nonaccrual			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
Real Estate:
One- to four-family	4	$198	0.51%	—	$—	—%	5	$143	0.37%	9	$341	0.88%
Commercial and agricultural	2	96	0.66	—	—	—	1	126	0.87	3	222	1.53
Other Loans:
State & Municipal Gov’t	1	9	0.33	—	—	—	—	—	—	1	9	0.33
Consumer and others	5	17	0.27	—	—	—	—	—	—	5	17	0.27
Commercial business and agricultural finance	1	39	0.33	—	—	—	1	23	0.20	2	62	0.53

Total	13	$359	0.46%	—	$—	—%	7	$292	0.38%	20	$651	0.84%

(1) Loans are still accruing.

Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Bank’s loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. Foreclosed assets include assets acquired in settlement of loans.

	Year Ended March 31,
	2008	2007
	(Dollars in thousands)
Non-accruing loans:
One- to four-family	$143	$119
Commercial and agricultural real estate	126	—
Consumer and other	—	4
Commercial business and agricultural finance	23	32
Total	292	155

Foreclosed assets:
One- to four-family	16	—
Total	16	—

Total non-performing assets	$308	$155
Total as a percentage of total assets	0.23%	0.14%

For the year ended March 31, 2008, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $29,000.  This represents $29,000 that would have been included in interest income on such loans for the year ended March 31, 2008.

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

In connection with the filing of its periodic reports with the OCC and in accordance with its classification of assets policy, the Bank regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations. On the basis of management’s review of its assets, at March 31, 2008, the Bank had classified a total of $536,000 of its assets as substandard and $65,000 as doubtful or loss. At March 31, 2008, total classified assets comprised $601,000, or 5.1%, of the Bank’s capital, and 0.5% of the Bank’s total assets.

Other Loans of Concern. As of March 31, 2008, there were $3.9 million in loans identified, but not classified, by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the business have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

Real estate properties acquired through foreclosure are recorded at the market fair value minus 20% of the market fair value if the property is appraised at $50,000 or less. If the property is appraised at greater than $50,000, then the property is recorded at the market fair value less 10% of the market fair value. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At March 31, 2008, the Bank had one real estate property acquired through foreclosure. Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank’s allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At March 31, 2008, the Bank had a total allowance for loan losses of $727,000, representing 0.95% of the Bank’s loans, net.  See Note 4 of Notes to Consolidated Financial Statements.

The distribution of the Bank’s allowance for losses on loans at the dates indicated is summarized as follows:

	March 31,

	2008			2007
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

One- to four-family	$62	$39,024	50.21%	$101	$36,214	49.84%
Multi-family	—	618	0.80	—	591	0.81
Commercial and agricultural real estate	481	14,527	18.69	346	14,815	20.39
Construction or Development	—	2,909	3.74	8	2,556	3.52
State & Municipal Government Loans	—	2,720	3.50	—	3,265	4.50
Consumer and other loans	27	6,221	8.00	41	6,168	8.49
Commercial business and agricultural finance	157	11,710	15.06	233	9,048	12.45
Unallocated	—	—	—	—	—	—
Total	$727	$77,729	100.00%	$729	$72,657	100.00%

The following table sets forth an analysis of the Bank’s allowance for loan losses.

	Year Ended March 31,
	2008	2007
	(Dollars in thousands)

Balance at beginning of year	$729	$753

Charge-offs:
One- to four-family	25	49
Commercial and agricultural real estate	102	—
Consumer and other loans	27	56
Commercial business and agricultural finance	26	—
Total:	180	105

Recoveries:
One- to four-family	—	4
Consumer and other loans	19	17
Total:	19	21
Net charge-offs	161	84
Transfer for off-balance sheet credit exposure	(16)	—
Additions charged to operations	175	60
Balance at end of year	$727	$729

Ratio of net charge-offs during the year to Average loans outstanding during the year	0.21%	0.12%

Ratio of net charge-offs during the year to Average non-performing assets	54.07%	28.92%

Investment Activities

General. The Bank also invests in mortgage-backed securities, government securities, obligations of states or political subdivisions and other debt securities. At March 31, 2008, mortgage-backed securities totaled $25.3 million, or 80.2%, of the Bank’s total investment and mortgage-backed securities portfolio. Government securities, obligations of state and political subdivisions and other debt and equity securities totaled $6.2 million, or 19.8% of the Bank’s total investment and mortgage-backed securities portfolio.

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

Investment Securities. At March 31, 2008, the Bank’s investment securities, excluding mortgage-backed securities, totaled $6.2 million, or 4.7% of its total assets. It has been the Bank’s general policy to invest in obligations of state and political subdivisions, federal agency obligations and other investment securities.

National banks are restricted in investments in corporate debt and equity securities. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank’s unimpaired capital and unimpaired surplus as defined by federal regulations, which totaled $11.6 million as of March 31, 2008, plus an additional 10% if the investments are fully secured by readily marketable collateral. At March 31, 2008, the Bank was in compliance with this regulation. See “Regulation — Federal Regulation of National Banks” for a discussion of additional restrictions on the Bank’s investment activities. See Note 3 of Notes to Consolidated Financial Statements.

The following table sets forth the composition of the Bank’s securities, all of which are classified as available for sale.

	March 31,
	2008		2007
	Market Value	% of Total	Market Value	% of Total
	(Dollars in thousands)

U.S. Government agencies	$3,835	12.16%	$3,683	11.83%
Mortgage-backed securities	25,302	80.24	24,780	79.60
State and political subdivisions	2,202	6.98	2,470	7.94
Other securities	196	0.62	196	0.63

Total available for sale	$31,535	100.00%	$31,129	100.00%

Average remaining life of investment and mortgage-backed securities	16.43 Years		17.61 Years

Other interest-earning assets:
Federal funding sold	17,363	98.50	1,112	86.74
Interest-bearing deposits with banks	264	1.50	170	13.26
Total other interest earnings investments	$17,627	100.00%	$1,282	100.00%

The Bank’s investment securities portfolio at March 31, 2008, contained no securities of any issuer with an aggregate book value in excess of 10% of the Bank’s retained earnings, excluding those issued by the U.S. government, or its agencies.

First Robinson’s investments, including the mortgage-backed securities portfolio, are managed in accordance with a written investment policy adopted by the Board of Directors.

OCC guidelines, as well as those of the other federal banking regulators, regarding investment portfolio policy and accounting require banks to categorize securities and certain other assets as held for “investment,” “sale,” or “trading.” In addition, the Bank has adopted SFAS 115 which states that securities available for sale are accounted for at fair value and securities which management has the intent and the Bank has the ability to hold to maturity are accounted for on an amortized cost basis. The Bank’s investment policy has strategies for each type of security. At March 31, 2008, the Bank classified $31.5 million of its investments as available for sale.

Mortgage-Backed Securities. The Bank invests primarily in federal agency obligations. At March 31, 2008, the Bank’s investment in mortgage-backed securities totaled $25.3 million or 18.9% of its total assets. All of the mortgage-backed securities are classified as available for sale. At March 31, 2008, the Bank did not have a trading portfolio.

The following table sets forth the maturities of the Bank’s mortgage-backed securities at March 31, 2008.

	Due in
	1 Year or Less	1 to 5 Years	5 to 10 Years	10 Years or More	Total
Federal Home Loan Mortgage Corporation	$—	$1,101	$682	$6,404	$8,187
Weighted Average Rate	—	4.60%	4.56%	4.54%	4.55%

Federal National Mortgage Company	—	46	1,388	13,819	15,253
Weighted Average Rate	—	7.00	4.83	5.02	5.01

Government National Mortgage Company	—	—	—	1,862	1,862
Weighted Average Rate	—	—	—	5.19	5.19

Total	$—	$1,147	$2,070	$22,085	$25,302
Weighted Average Rate	—	4.70%	4.74%	4.89%	4.87%

Sources of Funds

General. The Bank’s primary sources of funds are deposits, receipt of principal and interest on loans and securities, interest earned on deposits with other banks, and other funds provided from operations.

The Bank has used FHLB advances to support lending activities and to assist in the Bank’s asset/liability management strategy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset\Liability Management.” At March 31, 2008, the Bank had no FHLB advances and $6.0 million in FHLB Letters of Credit pledged to secure public unit deposits. The Bank also had a credit enhancement reserve of $1.5 million established with the FHLB for participation in the Mortgage Partnership Finance (“MPF”) program. The FHLB Letters of Credit and the MPF credit enhancement reserve reduce the amount available to borrow from the FHLB of Chicago to $18.0 million. The Company and Bank could also borrow up to $5.6 million from a correspondent bank located in Springfield, Illinois. The Bank has also established borrowing capabilities with the Federal Reserve Bank of St. Louis. See Notes 9 and 10 of Notes to Consolidated Financial Statements.

At March 31, 2008, the Bank had $16.3 million in repurchase agreements. See Note 8 of Notes to Consolidated Financial Statements.

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

The following table sets forth the deposit flows at the Bank during the periods indicated.

	Year Ended March 31,
	2008	2007
	(Dollars in thousands)

Opening balance	$86,773	$86,202
Deposits	915,062	821,575
Withdrawals	(899,954)	(822,536)
Interest credited	2,017	1,532

Ending balance	103,898	86,773

Net increase	$17,125	$571

Percent increase	19.74%	0.66%

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Bank for the periods indicated.

	March 31,
	2008		2007
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)

Transactions and Savings Deposits:

Non-interest bearing demand (0.00%)	$12,919	12.43%	$11,749	13.54%
Passbook and Money Market Accounts (0.99%)	22,537	21.69	22,404	25.82
NOW Accounts (1.96%)	28,442	27.38	20,071	23.13

Total non-certificates	63,898	61.50	54,224	62.49

Certificates:
0.75 – 1.99%	$20	0.02%	$19	0.02%
2.00 – 3.99%	10,221	9.84	9,309	10.73
4.00 – 5.99%	28,157	27.10	21,356	24.61
6.00 – 7.99%	1,602	1.54	1,865	2.15

Total certificates	40,000	38.50	32,549	37.51
Total deposits	$103,898	100.00%	$86,773	100.00%

The following table shows rate and maturity information for the Bank’s certificates of deposit as of March 31, 2008.

	0.75 - 1.99%	2.00- 3.99%	4.00- 5.99%	6.00- 7.99%	Total	Percent of Total	Weighted Average Rate
	(Dollars in thousands)
Certificate accounts maturing In quarter ending:
June 30, 2008	$—	$1,829	$4,446	$1,118	$7,393	18.48%	4.71%
September 30, 2008	—	1,985	4,876	180	7,041	17.60	4.38
December 31, 2008	—	1,549	2,049	—	3,598	9.00	4.15
March 31, 2009	—	2,360	1,765	—	4,125	10.31	3.89
June 30, 2009	—	324	479	10	813	2.03	4.37
September 30, 2009	—	326	2,392	31	2,749	6.87	4.97
December 31, 2009	20	79	3,116	6	3,221	8.05	5.12
March 31, 2010	—	126	3,189	—	3,315	8.29	4.90
June 30, 2010	—	1,168	1,857	11	3,036	7.59	4.32
September 30, 2010	—	166	211	11	388	0.97	4.18
December 31, 2010	—	—	277	1	278	0.70	4.95
March 31, 2011	—	16	40	—	56	0.14	4.48
Thereafter	—	293	3,460	234	3,987	9.97	5.20

Total	$20	$10,221	$28,157	$1,602	$40,000	100.00%	4.59%

Percent of total	0.05%	25.55%	70.39%	4.01%	100.00%

The following table indicates the amount of the Bank’s certificates of deposit and other deposits by time remaining until maturity as of March 31, 2008.

	3 Months or Less	Over 3 to 6 Months	Maturity Over 6 to 12 Months	Over 12 months	Total

Certificates of deposit less than $100,000	$4,514	$4,696	$6,169	$13,400	$28,779

Certificates of deposit of $100,000 or more	858	1,165	1,198	4,443	7,664

Public funds of $100,000 or more (1)	2,021	1,180	356	—	3,557

Total certificates of deposit	$7,393	$7,041	$7,723	$17,843	$40,000

(1) Deposits from governmental and other public entities.

Subsidiary Activities

As a national bank, the Bank is able to invest unlimited amounts in subsidiaries that are engaged in activities in which the parent bank may engage. In addition, a national bank may invest limited amounts in subsidiaries that provide banking services, such as data processing, to other financial institutions. At March 31, 2008, the Bank had no subsidiaries.

Code of Ethics

A copy of the Company’s Code of Ethics may be obtained in print, without charge, to any stockholder upon written request to Secretary, c/o First Robinson Financial Corporation, 501 East Main Street, Robinson, Illinois 62454.

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

The Bank primarily serves Crawford County, Illinois. There are six commercial banks and one credit union, other than the Bank, which compete for deposits and loans in the Bank’s market area.

REGULATION

General

The Company is a registered bank holding company, subject to broad federal regulation and oversight by the Board of Governors of the Federal Reserve Bank (“FRB”). The Bank is a national bank, the deposits of which are federally insured and backed by the full faith and credit of the U.S. Government. Accordingly, the Bank is subject to broad federal regulation and oversight extending to all its operations by the OCC, the Federal Deposit Insurance Corporation (“FDIC”) and the FRB. The Bank is also a member of the FHLB of Chicago. The Bank is a member of the Deposit Insurance Fund (the “DIF”) and the deposits of the Bank are insured by the FDIC.  The DIF was created on March 31, 2006 with the merger of the Bank Insurance Fund and Savings Association Insurance Fund, pursuant to the Federal Deposit Insurance Reform Act of 2005 (the "FDIRA"), discussed in further detail below.

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

The Bank’s loans to one borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or, if a bank’s lending limit under this calculation would be less than $500,000, a bank may make loans and extensions of credit to one borrower at one time in an amount not to exceed $500,000. See “Regulation — Federal Regulation of National Banks.” However, the Bank is allowed to utilize a program offered by the OCC that permits it to exceed the 15% lending limit under certain exceptions. The Bank may lend up to 25% of its unimpaired capital and surplus to one borrower for loans secured by one-to-four family residential real estate, loans secured by small businesses or small farm loans. The total outstanding amount of the Bank’s loans or extensions of credit made to all of its borrowers under the special limits of this program may not exceed 100% of the Bank’s unimpaired capital and surplus. All loans to affiliates and their related interests are not eligible for this program. At March 31, 2008, the maximum amount which the Bank could have lent under this program to any one borrower and the borrowers related interests was approximately $3.1 million. At March 31, 2008, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. The Bank’s five largest lending relationships at March 31, 2008 totaled $12.3 million in the aggregate and were performing in accordance with their terms. Of this amount, $4.4 million was participated to other lenders.

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

Recent Legislation

The Sarbanes-Oxley Act. While not a banking law per se, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) implements a broad range of corporate governance and accounting measures for public companies (including publicly-held bank holding companies such as the Company) designed to promote honesty and transparency in corporate America. Sarbanes-Oxley’s principal provisions, many of which have been interpreted through regulations, provide for and include, among other things: (i) the creation of an independent accounting oversight board; (ii) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements; (iv) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (v) an increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the Company’s independent auditors; (vi) requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer; (vii) requirements that companies disclose whether at least one member of the audit committee is a ‘financial expert’ (as such term is defined by the SEC) and if not discussed, why the audit committee does not have a financial expert; (viii) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods; (ix) a general prohibition on personal loans to directors and officers, except for certain loans made by subsidiary insured financial institutions such as the Bank on non-preferential terms and in compliance with other bank regulatory requirements; (x) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; (xi) requirements that management assess the effectiveness of internal control over financial reporting and that the Company’s Independent Registered Public Accounting Firm attest to the assessment; and (xii) a range of enhanced penalties for fraud and other violations.

Pursuant to Section 302 of Sarbanes-Oxley, the Company’s Chief Executive Officer and the Chief Financial Officer are required to certify that the Company’s quarterly and annual reports filed with the SEC fairly present, in all material respects, the operations and conditions of the Company. In addition, as required by Section 404 of the Sarbanes-Oxley Act, management must make an assessment regarding the effect of internal controls on financial reporting and the Company’s external auditors must attest to such management assessment and reports. The Company is considered a non-accelerated filer based on criteria established by the SEC, and accordingly, beginning with this annual report for the fiscal year ending March 31, 2008, the Company is required to provide management’s assessment of the effectiveness of its internal control over financial reporting, which assessment is included in Item 8A(T) below. Because the Company is a non-accelerated filer, its independent registered public accounting firm is not yet required to issue its attestation regarding the Company’s internal controls over financial reporting.

The Company’s management has developed policies, procedures and internal processes to ensure compliance with all applicable provisions of the Sarbanes-Oxley Act. It is anticipated that these and other requirements of Sarbanes-Oxley will increase the Company’s cost of doing business both in terms of the time and energy that its board, committees and executives will have to expend, as well as in hard dollars, although no prediction can be made at this time of how extensive the increased costs will be.

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

Pursuant to FDIRA, the FDIC set the designated reserve ratio for the DIF at 1.25% effective January 1, 2008. This ratio is unchanged from 2007.

Department of Defense Credit Regulations. As of October 1, 2007, US Department of Defense (“DOD”) regulations regulating certain credit terms for members of the US military became effective. Specifically, these regulations impose certain restrictions on certain terms that may be found in consumer credit products provided to “covered borrowers,” a term that is generally defined in the regulations to include all active duty service members and their dependents. The regulations apply to all “creditors,” a term which includes the Bank. Most importantly, the regulations provide for a Military Annual Percentage Rate, which caps the applicable annual percentage rate on covered transactions at 36%.

The regulations were implemented by the DOD to protect service members from predatory loan practices and are an attempt to balance service member protections with access to credit.

Privacy. The Bank is required by statute and regulation to disclose privacy policies to the individuals requesting information about the Bank’s products and services (the Bank’s consumers) and, on an annual basis, to their customers. The privacy notices provided with respect to this requirement provide Bank customers’ with the ability to opt out of the sharing of their nonpublic personal information with non-affiliated third parties. Information safeguards are also required with respect to the Bank’s protection of non-public personal information.

Other Regulations. The Bank is also subject to numerous other regulations with respect to its operation, including, but not limited to, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Fair Debt Collection Practices Act, and the Fair Credit Reporting Act. Changes in any regulation applicable to the operation of the Bank are not predictable and could affect the Bank’s operations and profitability.

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

During the year ended December 31, 2007, DIF assessments ranged from 5 basis points to 43 basis points for every $100 of qualified deposits. The Bank qualified for the 5 basis point deposit insurance rate in 2007. In 2008, the assessment rate for deposits will remain unchanged from that in 2007. The FDIC has indicated that the Bank’s annual assessment rate for 2008 will be 5 basis points per $100 of deposits. The FDIC has allowed eligible insured institutions to share in a one-time assessment credit for institutions that were in existence at December 31, 1996 and paid deposit insurance assessments prior to that date. The Bank’s one-time assessment credit was originally $83,138.70. The remaining credit, as of March 31, 2008, of $36,935.06 will reduce deposit assessments in 2008 and 2009. The Bank cannot, however, predict insurance assessment rates for the future.

FICO Assessments. DIF-insured institutions are required to pay a quarterly Financing Corporation (FICO) assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the calendar year ended December 31, 2007, the FICO assessment rate for DIF members ranged between 1.14 basis points and 1.22 basis points. The Bank’s FICO assessment expense for 2008 was $10,000. Management believes this expense will be comparable in 2009.

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

Under this current regulatory scheme, Bank management believes that it will meet the capital requirements set forth above. Economic downturns in the Bank’s market, and other local and national events, however, could adversely affect the Bank’s earnings, thereby affecting its ability to meet its capital requirements.

Prompt Corrective Action. The OCC is authorized and, under certain circumstances required, to take certain actions against national banks that fail to meet their capital requirements. The OCC is generally required to take action to restrict the activities of an “undercapitalized institution” (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such institution must submit a capital restoration plan and, until such plan is approved by the OCC, may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OCC is authorized to impose the additional restrictions that are applicable to significantly undercapitalized institutions.

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

The OCC is also generally authorized to reclassify a bank into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition. Notably, at March 31, 2008, the Bank was categorized as well capitalized under the OCC’s prompt corrective action regulations.

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

Community Reinvestment Act

Under the Community Reinvestment Act (“CRA”), every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.

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

Federal Reserve System

The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW checking accounts). At March 31, 2008, the Bank had $167,000 in FRB stock, which was in compliance with these reserve requirements.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB of Chicago, which is one of 12 regional FHLBs, that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board (“FHFB”), an agency of the United States government. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Chicago. At March 31, 2008, the Bank had $641,000 in FHLB stock, which was in compliance with the stock maintenance requirement.

The FHLB of Chicago entered into a cease and desist order (“Order”) with the Finance Board, its regulator, on October 10, 2007. Dividends were suspended by the FHLB of Chicago at the end of the third quarter in 2007 and have not yet been reinstated as of the date of this filing. Among other things, the Order provides that the Director of the Office of Supervision of the Finance Board may approve a request of the FHLB of Chicago to redeem or repurchase stock of its members. Although, the Bank has no current plans to ask for such redemption, the Bank believes that such a request on its behalf by the FHLB of Chicago would be delayed or denied.

Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions could have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank’s FHLB stock may result in a corresponding reduction in the Bank’s capital.

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

Employees

At March 31, 2008, the Company and the Bank had a total of 40 full-time and 8 part-time employees. The Company’s and the Bank’s employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Recent Accounting Pronouncements

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (“SFAS No. 156”), Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. Statement No. 156 is effective as of the entity’s first fiscal year beginning after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements for any period of that fiscal year. The Company adopted the statement on April 1, 2007 and the impact of the adoption of this statement on the financial results was minimal.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes -an Interpretation of FASB Statement 109, which provides guidance on the measurement, recognition and disclosure of tax positions taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, and disclosure. FIN 48 prescribes that a tax position should only be recognized if it is more-likely-than-not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this threshold is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The cumulative effect of applying the provisions of FIN 48 is to be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the statement on April 1, 2007 and the impact of the adoption of this statement on the financial results was minimal.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Bank conducts its business through its main office and three branch offices, which are located in Crawford County, Illinois. In February 2008, the Company purchased commercial property in Vincennes, Indiana with the intent of establishing a branch. An application was filed, with the Office of the Comptroller of the Currency, and approval was received on May 30, 2008. The target opening date is December 2008. The Bank owns its main office and branch offices. The total net book value of the Bank’s premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at March 31, 2008 was approximately $2.9 million. The following table sets forth information relating to the Bank’s offices as of March 31, 2008.

Location	Date Acquired	Total Approximate Square Footage	Net Book Value of Buildings and Improvements at March 31, 2008

Main Office: 501 East Main Street Robinson, Illinois	1985	12,420	$1.4 million

Branch Offices: 119 East Grand Prairie Palestine, Illinois	1995	1,800	283,000

102 West Main Street Oblong, Illinois	1995	2,260	92,000

Outer East Main Street Oblong, Illinois	1997	1,000	147,000

615 Kimmel Road Vincennes, Indiana	2008	2,612	607,000

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, for the quarter ended March 31, 2008.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Pages 55 and 56 of the attached 2008 Annual Report to Stockholders are incorporated herein by reference.

The following table provides information about purchases by the Company for the quarter ended March 31, 2008 regarding the Company’s common stock.

Purchases of Equity Securities By Company(1)(2)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/2008 – 1/31/2008	600	33.50	600	10,972
2/1/2008 – 2/28/2008	700	33.75	700	10,272
3/1/2008– 3/31/2008	2,782	35.91	2,394	7,878
Total	4,082	35.19	3,694	7,878

(1)
The program approved January 16, 2007 expired with the completion of the purchase of all 25,000 shares on September 14, 2007. On September 18, 2007, the Board of Directors of First Robinson Financial Corporation approved another repurchase program of its equity stock. The Company may repurchase up to 25,000 shares of the Company’s outstanding common stock from time to time, in the open market, when deemed appropriate by management. The Program, approved September 18, 2007, will expire the earlier of the completion of the repurchase of the 25,000 shares or September 17, 2008. As of March 31, 2008, the number of shares held in Treasury were 400,930.

(2)
The trustees of the First Robinson Savings & Loan Directors’ Retirement Plan purchased 388 shares of the Company’s common stock. The stock is allocated to the Directors’ accounts and will be distributed upon retirement.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Pages 5 through 23 of the attached 2008 Annual Report to Stockholders are incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

The following information appearing in the Company’s Annual Report to Stockholders for the year ended March 31, 2008, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.

Annual Report Section	Pages in Annual Report

Report of Independent Registered Public Accounting Firm	24
Consolidated Balance Sheets for the
Fiscal Years Ended March 31, 2008 and 2007	25
Consolidated Statements of Income for the
Years Ended March 31, 2008 and 2007	26
Consolidated Statements of Stockholders’ Equity for
Years Ended March 31, 2008 and 2007	27
Consolidated Statements of Cash Flows for the
Years Ended March 31, 2008 and 2007	28
Notes to Consolidated Financial Statements	30

With the exception of the aforementioned information, the Company’s Annual Report to Stockholders for the year ended March 31, 2008, is not deemed filed as part of this Annual Report on Form 10-KSB.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T). CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings. There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

(b) Management’s annual report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.” Based on the assessment, management determined that, as of March 31, 2008, the Company’s internal control over financial reporting is effective, based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only the management’s report in this annual report.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 24, 2008, a copy of which was filed with the Securities and Exchange Commission (the “SEC”) on June 23, 2008.

Executive Officers

Information concerning Executive Officers of the Company and the Bank is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 24, 2008, a copy of which was filed with the SEC on June 23, 2008.

Compliance with Section 16(A)

Information concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 24, 2008, a copy of which was filed with the SEC on June 23, 2008.

ITEM 10. EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 24, 2008, a copy of which was filed with the SEC on June 23, 2008.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of March 31, 2008 related to our equity compensation plans in effect at that time.

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders	10,190	$17.25	13,583

The Company does not maintain any equity compensation plans that have not been approved by security holders.

Additional information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 24, 2008, a copy of which was filed with the SEC on June 23, 2008.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 24, 2008, a copy of which was filed with the SEC on June 23, 2008.

ITEM 13. EXHIBITS

(a) Exhibits

Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
3(i)	Certificate of Incorporation	*
3(ii)	By-Laws	3(ii)
4	Instruments defining the rights of security holders, including debentures	*
10	Material Contracts	None
13	Annual Report to Stockholders	13
21	Subsidiaries of Registrant	21
23.0	Consent of Independent Registered Public Accounting Firm	23.0
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32.1	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1

*
Previously filed as exhibits to the Company’s Registration Statement on Form S-1 filed with the SEC on March 19, 1997 (File No. 333-23625). All of such previously filed exhibits are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 24, 2008, a copy of which was filed with the SEC on June 23, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST ROBINSON FINANCIAL CORPORATION

Date: June 27, 2008	By:	/s/ Rick L. Catt
Rick L. Catt, Director, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Rick L. Catt	By:	/s/ Jamie E. McReynolds
	Rick L. Catt, Director, President and Chief Executive Officer (Principal Executive and Operating Officer)		Jamie E. McReynolds, Vice President, Chief Financial Officer and Secretary (Chief Financial and Accounting Officer)

Date:	June 27, 2008	Date:	June 27, 2008

By:	/s/ Scott F. Pulliam	By:	/s/ J. Douglas Goodwine
	Scott F. Pulliam, Director		J. Douglas Goodwine, Director

Date:	June 27, 2008	Date:	June 27, 2008

By:	/s/ Robin E. Guyer	By:	/s/ Steven E. Neeley
	Robin E. Guyer, Director		Steven E. Neeley, Director

Date:	June 27, 2008	Date:	June 27, 2008

By:	/s/ William K. Thomas
William K. Thomas, Director

Date:	June 27, 2008