Form 10-Q
period 2008-06-30
FIRST ROBINSON FINANCIAL CORP
filed 2008-08-13
CIK 1035991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	_____________________ to ________________________

Commission File Number  029276

FIRST ROBINSON FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	36-4145294
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

501 East Main Street, Robinson, Illinois	62454
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(618) 544-8621

None

(Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 453,530 shares of common stock, par value $.01 per share, as of August 11, 2008.

FIRST ROBINSON FINANCIAL CORPORATION

Item 1:
FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	(Unaudited) June 30, 2008	March 31, 2008
ASSETS

Cash and cash equivalents	$11,519	$19,528
Available-for-sale securities	43,013	31,535
Loans, held for sale	—	101
Loans, net of allowance for loan losses of $757 and $727 at June 30, 2008 and March 31, 2008, respectively	74,980	76,145
Federal Reserve and Federal Home Loan Bank stock	808	808
Premises and equipment, net	2,843	2,851
Foreclosed assets held for sale, net	90	16
Interest receivable	781	758
Deferred income taxes	326	—
Cash surrender value of life insurance	1,412	1,396
Other assets	741	671

Total Assets	$136,513	$133,809

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	104,536	103,898
Other borrowings	18,761	16,253
Advances from borrowers for taxes and insurance	201	149
Accrued income taxes	198	159
Deferred income taxes	—	2
Interest payable	236	262
Other liabilities	1,100	1,210
Total Liabilities	125,032	121,933

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock, $.01 par value; authorized 500,000 shares,
no shares issued and outstanding	—	—
Common stock, $ .01 par value; authorized 2,000,000 shares; 859,625 shares issued; outstanding June 30, 2008– 459,730 shares; March 31, 2008 – 451,464 shares	9	9
Additional paid-in capital: 7,231 shares	8,659	8,491
Retained earnings	9,942	10,114
Accumulated other comprehensive income (loss)	(267)	247
Treasury stock, at cost
Common: June 30, 2008 – 392,664 shares; March 31, 2008 – 400,930 shares	(6,862)	(6,985)

Total Stockholders’ Equity	11,481	11,876

Total Liabilities and Stockholders’ Equity	$136,513	$133,809

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three-Months Ended June 30, 2008 and 2007
(In thousands, except per share data)
(Unaudited)

	2008	2007
Interest and Dividend Income:
Loans	$1,313	$1,372
Securities:
Taxable	409	338
Tax-exempt	21	24
Other interest income	77	19
Dividends on Federal Reserve Bank stock	3	7

Total Interest and Dividend Income	1,823	1,760
Interest Expense:
Deposits	684	617
Other borrowings	50	117
Total Interest Expense	734	734

Net Interest Income	1,089	1,026

Provision for Loan Losses	30	15

Net Interest Income After Provision for Loan Losses	1,059	1,011

Non-Interest Income:
Charges and fees on deposit accounts	217	217
Charges and other fees on loans	44	38
Net gain on sale of loans	42	31
Other	130	98

Total Non-Interest Income	433	384

Non-Interest Expense:
Compensation and employee benefits	732	592
Occupancy and equipment	175	150
Data processing	59	51
Audit, legal and other professional	50	38
Advertising	45	33
Telephone and postage	25	25
Net loss on sale of foreclosed assets	4	—
Other	143	123

Total Non-Interest Expense	1,233	1,012

Income before income taxes	259	383

Provision for income taxes	85	110

Net Income	$174	$273

Basic Earnings Per Share	$0.40	$0.58
Diluted Earnings Per Share	$0.38	$0.56

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three-Months Ended June 30, 2008 and 2007
(In thousands, except per share data)
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury		Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total	Loss
Balance, April 1, 2007	484,908	$9	$8,406	$9,459	$(199)	$(5,785)	$11,890
Comprehensive loss
Net income				273			273	273
Change in unrealized (depreciation) on available-for-sale securities, net of taxes of $(176)					(293)		(293)	(293)
Total comprehensive loss								(20)

Treasury shares purchased	(10,712)					(350)	(350)
Dividends on common stock, $0.65 per share				(316)			(316)
Stock options exercised	3,000		49			52	101
Incentive compensation			(10)				(10)
Rounding				1			1
Balance, June 30, 2007	477,196	$9	$8,445	$9,417	$(492)	$(6,083)	$11,296

Balance, April 1, 2008	451,464	$9	$8,491	$10,114	$247	$(6,985)	$11,876
Comprehensive loss
Net income				174			174	174
Change in unrealized (depreciation) on available-for-sale securities, net of taxes of $(308)					(514)		(514)	(514)
Total comprehensive loss								(340)

Treasury shares purchased	(1,186)					(41)	(41)
Dividends on common stock, $0.75 per share				(346)			(346)
Stock options exercised	9,452		168			164	332
Balance, June 30, 2008	459,730	$9	$8,659	$9,942	$(267)	$(6,862)	$11,481

See Notes to Condensed Consolidated Financial Statements

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three-Months Ended June 30, 2008 and 2007
(In thousands)
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net income	$174	$273
Items not requiring (providing) cash
Depreciation and amortization	74	72
Provision for loan losses	30	15
Amortization of premiums and discounts on securities	(16)	(11)
Amortization of loan servicing rights	16	11
Compensation related to the exercise of options	182	69
Deferred income taxes	(20)	3
Originations of mortgage loans held for sale	(2,654)	(2,009)
Proceeds from the sale of mortgage loans	2,797	1,941
Net gain on loans sold	(42)	(31)
Net loss on sale of foreclosed property	4	—
Changes in:
Interest receivable	(23)	46
Cash surrender value of life insurance	(16)	(12)
Other assets	(95)	(79)
Accrued income taxes	39	(43)
Interest payable	(26)	3
Other liabilities	(110)	(51)

Net cash provided by operating activities	314	197

Cash flows from investing activities:
Purchase of securities available for sale	(14,224)	—
Repayment of principal on mortgage-backed securities	1,940	1,285
Net change in loans	1,045	(3,178)
Proceeds from sale of foreclosed assets	12	—
Purchase of premises and equipment	(57)	(37)

Net cash used in investing activities	(11,284)	(1,930)

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For The Three-Months Ended June 30, 2008 and 2007
(In thousands)
(Unaudited)

	2008	2007

Cash flows from financing activities:
Net increase in deposits	$638	$3,394
Proceeds from other borrowings	37,988	28,854
Repayment of other borrowings	(35,480)	(27,342)
Proceeds from federal funds purchased	—	5,381
Repayment of federal funds purchased	—	(5,381)
Purchase of incentive plan shares	—	(10)
Proceeds received from exercise of stock options	150	32
Purchase of treasury stock	(41)	(349)
Dividends paid	(346)	(316)
Net increase in advances from borrowers for taxes and insurance	52	41

Net cash provided by financing activities	2,961	4,304
(Decrease) increase in cash and cash equivalents	(8,009)	2,571

Cash and cash equivalents at beginning of period	19,528	4,049

Cash and cash equivalents at end of period	$11,519	$6,620

Supplemental Cash Flows Information:

Interest paid	$760	$731

Income taxes paid (net of refunds)	65	150

Real estate acquired in settlement of loans	90	24

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The condensed consolidated financial statements include the accounts of First Robinson Financial Corporation (the “Company”) and its wholly owned subsidiary, First Robinson Savings Bank, National Association (the “Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q and Article 8-03 of Regulation of S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in stockholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management of the Company, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at June 30, 2008, the results of its operations for the three month periods ended June 30, 2008 and 2007, the changes in stockholders’ equity for the three month periods ended June 30, 2008 and 2007, and cash flows for three month periods ended June 30, 2008 and 2007. The results of operations for those months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

The Condensed Consolidated Balance Sheet of the Company, as of March 31, 2008, has been derived from the audited Consolidated Balance Sheet for the Company as of that date.

2.	Newly Adopted Accounting Pronouncements

Effective April 1, 2008, the Company adopted Statement of Financial Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 has been applied prospectively as of the beginning of the year.

FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet.

Available-for-Sale Securities

The fair value of available-for-sale securities are determined by various valuation methodologies. Where quoted market prices are available in an active market, securities are classified within Level 1. The Company has no Level 1 securities. If quoted market prices are not available, then fair values are estimated using pricing models or quoted prices of securities with similar characteristics. Level 2 securities include Obligations of U.S. government corporations and agencies, Obligations of states and political subdivisions, mortgage-backed securities, and collateralized mortgage obligations. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. The Company has no Level 3 available-for-sale securities.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the FAS 157 hierarchy in which the fair value measurements fall as of June 30, 2008 (in thousands):

	Carrying value at June 30, 2008
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$43,013		$43,013

The Company may be required, from time to time, to measure certain other financial assets and liabilities on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis in the first three months of fiscal 2009 that were still held on the balance sheet at June 30, 2008, the following table provides the level of valuation assumptions used to determine each adjustment and the fair value of the assets at June 30, 2008 (in thousands).

Carrying value at June 30, 2008
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$164			$164

Impaired Loans

Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with the provisions of Financial Accounting Standard No. 114 (“FAS 114”) “Accounting by Creditors for Impairment of a Loan.” Allowable methods for estimating fair value include using the fair value of the collateral or collateral dependent loans or, where a loan is determined not to be collateral dependent, using the discounted cash flow method.

If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of the impairment is utilized. This method requires reviewing an independent appraisal of the collateral and applying a discount factor to the value based on management’s estimation process.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company has not elected the fair value option for any financial assets or liabilities as of June 30, 2008.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Federal Home Loan Bank Stock

The Company owns approximately $642,000 of Federal Home Loan Bank stock.  During the third quarter of 2007, the Federal Home Loan Bank of Chicago received a Cease and Desist Order from their regulator, the Federal Housing Finance Board.  The order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board.  With regards to dividends, the Federal Home Loan Bank will continue to assess their dividend capacity each quarter and make appropriate requests for approval.  Management performed an analysis and deemed the investment in FHLB stock was not impaired as of June 30, 2008.  During the second quarter of 2008, the Federal Home Loan Bank reported that they will no longer enter into new master commitments or renew existing master commitments to purchase mortgage loans from participating financial institutions under the Mortgage Partnership Finance (MPF) program.  They will continue to fund new loans under existing master commitments through October 31, 2008.  While the Company is currently participating in the MPF program, the Company has applied to Freddie Mac as an avenue for selling loans in the secondary market.

4.	Authorized Share Repurchase Program

On July 24, 2008, the Board of Directors of First Robinson Financial Corporation voted to approve the extension and expansion of the repurchase program of its equity stock approved on September 18, 2007. The Company may repurchase up to 22,000 additional shares of the Company’s outstanding common stock in the open market or in negotiated private transactions from time to time when deemed appropriate by management. The increase represents approximately 5% of the Company’s issued and outstanding shares.  As of July 24, 2008, the Company had repurchased 20,108 shares of its common stock out of the 25,000 shares that had been previously authorized for repurchase.  As a result of these actions, the Company is currently authorized to repurchase 26,892 shares of common stock. The Program, with an original expiration date of September 17, 2008, has been extended to August 1, 2009 or the earlier of the completion of the repurchase of the 26,892 shares.

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

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share Based Payment," which established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, and focuses primarily on accounting for transactions in which an entity obtains employee services. The SFAS requires a public entity to measure the cost of employee services received in exchange for its equity instruments based on the fair value at the grant date (with limited exceptions) and recognize that cost over the service period. This statement revises SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004). As a result of adopting SFAS No. 123R on April 1, 2006, the Company did not record any additional compensation expense, as no stock options had been granted in recent years and options granted were fully vested prior to adoption. However, on April 1, 2006, the Company reclassified $125,000 of unearned compensation, or 7,231 shares, related to previously recognized compensation for restricted share awards that had been vested as of that date to additional paid-in capital as these awards represent equity awards as defined in SFAS No. 123R. The RRP will expire July 29, 2008 and the unallocated 7,231 shares will transfer to Treasury Stock at that time.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Earnings Per Share for the Three-Month Period

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to the increase in the average shares outstanding which would have resulted from the exercise of dilutive stock options. As of June 30, 2008, all outstanding options had been exercised. Therefore, there is no dilutive effect with regards to options for the earnings per share calculation for the three month period ended June 30, 2008. The components of basic and diluted earnings per share for the three months ended June 30, 2008 and 2007 were computed as follows (dollar amounts in thousands except share data):

		Weighted
		Average	Per Share
	Income	Shares	Amount

For the Quarter Ended June 30, 2008:

Basic Earnings per Share:
Income available to common stockholders	$174	439,605	$0.40

Effect of Dilutive Securities:
Incentive plan shares		15,968
Stock options		—

Diluted Earnings per Share:
Income available to common stockholders	$174	455,573	$0.38

For the Quarter Ended June 30, 2007:

Basic Earnings per Share:
Income available to common stockholders	$273	468,262	$0.58

Effect of Dilutive Securities:
Incentive plan shares		16,004
Stock options		6,653

Diluted Earnings per Share:
Income available for common stockholders	$273	490,919	$0.56

7.	FDIC One-time Assessment Credit

Effective November 17, 2006, the FDIC implemented a one-time credit of $4.7 billion to eligible institutions. The purpose of the credit is to recognize contributions made by certain institutions to capitalize the Bank Insurance Fund and Savings Association Insurance Fund, which have now been merged into the Deposit Insurance Fund. The Bank is an eligible institution and received notice from the FDIC that its share of the credit was $83,000. As of June 30, 2008, the Bank’s remaining credit was $25,000. This amount is not reflected in the accompanying financial statements as it represents contingent future credits against future insurance assessment payments. As such, the timing and ultimate recoverability of the one-time credit may change.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161 (FAS 161), “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gain and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective for fiscal years beginning after November 15, 2008. The Company does not expect the implementation of FAS 161 to have a material impact on its consolidated financial statements.

In December, 2007, the FASB issued Statement of Financial Standards No. 160 (FAS 160), “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” FAS 160 requires that a noncontrolling interest in a subsidiary be reported separately within equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in deconsolidation. FAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the implementation of FAS 160 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) (FAS 141(R)), “Business Combinations.” FAS 141(R) will significantly change the financial accounting and reporting of business combination transactions. FAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisition dates in fiscal years beginning after December 15, 2008. The Company does not expect the implementation of FAS 141(R) to have a material impact on its consolidated financial statements.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Item 2:

Forward-Looking Statements

When used in this filing and in future filings by First Robinson Financial Corporation (the “Company”) with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “believe,” “expect,” “should,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors that could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company’s market area; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality of composition of the loan or investment portfolios; changes in accounting principles, policies, or guidelines; fluctuations in interest rates; deposit flows; demand for loans in the Company’s market area; real estate values; credit quality and adequacy of reserves; competition; customer growth and retention; earnings growth and expectations; new products and services; technological factors affecting operations, pricing of products and services; and employees; all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected. References in this filing to “we,” “us,” , and “our” refer to the Company and/or the Bank, as the content requires.

The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Overview

First Robinson Financial Corporation (the “Company”) is the holding company for First Robinson Savings Bank, National Association (the “Bank”). The Company is headquartered in Robinson, Illinois and operates three full service offices and one drive-up facility in Crawford County. The Company earned $174,000 for the three month period ending June 30, 2008, versus $273,000 in the same period of 2007, a decrease of 36.3%. Earnings were positively impacted by a $48,000, or 4.7%, increase in net interest income after provision for loan losses and a $49,000, or 12.8%, increase in non-interest income offset by an increase of $221,000, or 21.8%, in non-interest expense. Basic earnings per share for the June 30, 2008 three month period were $0.40 per share versus $0.58 per share for the same period of 2007. Diluted earnings per share reflect incentive plan shares and the potential dilutive impact of stock options granted under the stock option plan. Diluted earnings per share for the three months ending June 30, 2008 were $0.38 per share, versus $0.56 per share for the three months ending June 30, 2007.

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

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

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

Business Strategy and Recent Events

First Robinson Savings Bank, National Association (the “Bank”), the Company’s operating subsidiary, is a community-oriented, locally owned financial institution offering community-banking services to residents and businesses of Crawford County, Illinois, our primary market area. On February 29, 2008, the Bank acquired a commercial building on Kimmel Road near the junction of U.S. Route 41 and Hart Street in Vincennes, Indiana. Our goal is to establish a full service branch office in that location by the fourth quarter of calendar 2008, and we recently received regulatory approval to do so. This will allow the Bank to move into an area with a population that is nearly double that of our current market in Crawford County. We are still committed to growing our institution in Crawford County and gaining a larger share of the market, however this new location will provide additional opportunities that are still within 40 miles of our home office.

Periodically, the Board of Directors and management meet to strategically plan for the future. We review and discuss both current and new products and services to determine their effect on our profitability and customer service. The Board of Directors approved the submission of an application to the OCC for fiduciary powers and on July 1, 2008, approval of fudiciary powers was received. A trust officer will begin employment with the Bank in the later part of July and we will begin offering trust services shortly thereafter.  We also monitor any and all current events and economic trends in our local area that could materially impact the Bank’s earnings. At the present time, the employment market has remained stable in Crawford County and economic trends in the area also appear stable, although such trends are inherently difficult to predict.

The strategic plan identifies the most critical issue to our success as consistent earnings. Net earnings have remained relatively consistent. A positive factor in maintaining consistent earnings is the Bank’s overall asset quality, which is strong. The Bank continues to offer fixed rate residential real estate mortgages through programs with the Federal Home Loan Bank of Chicago (“FHLB”) and USDA Rural Development. However, the FHLB originally stated, per Exhibit 99.1 on Form 8-K as furnished with the Securities and Exchange Commission on April 28, 2008, that as of July 31, 2008, they would no longer be purchasing residential real estate mortgages as they are discontinuing their fixed rate program. On June 10, 2008, the FHLB furnished to the Securities and Exchange Commission a Report on Form 8-K indicating they are extending the purchasing of residential real estate loans until October 31, 2008. Because of their decision to discontinue the program, we are in the process of applying with the Federal Home Loan Mortgage Corporation as a conduit for the secondary market for fixed rate residential real estate loans.

Our Internet banking service, “Netteller” remains very popular and the number of customers actively using the service is increasing. It has allowed us to offer bill paying, cash management and also direct deposit and payroll services to our business customers. In January 2007, we began offering “Reward Checking”. The deposit product has been very successful, growing to over 1,000 accounts with a total balance of approximately $11.0 million. The product offers higher-than-market interest rates, which can be earned by customers if they meet specific transaction-based criteria. Our criteria promote the use of our internet-based services and technology.

Another factor in maintaining consistent earnings is the continued growth in our investment brokerage service provided to our customers through PrimeVest Financial Services. With the investment brokerage products offered by PrimeVest and the investment products the Bank offers, we are able to serve the investment needs of our customers and the community.

We continue to maintain a strong presence in the community and are pleased to be the only independent community bank in Robinson, Palestine and Oblong, Illinois. To visit First Robinson Savings Bank on the web go to www.frsb.net.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

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

The following table sets forth the Bank’s loan delinquencies by type, by amount and by percentage of type at June 30, 2008.

	Loans Delinquent For:
	30-89 Days(1)			90 Days and Over(1)			Nonaccrual			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
Real Estate:
One- to four-family	9	$232	0.60%	—	—	—	3	$115	0.30%	12	$347	0.90%
Commercial and agricultural real estate	—	—	—	—	—	—	1	123	0.84	1	123	0.84%
Consumer and other loans	7	31	0.52	—	—	—	1	9	0.15	8	40	0.67%
State & Municipal Gov’t.	1	51	2.18	1	91	3.90	—	—	—	2	142	6.08%
Commercial business and agricultural finance	1	14	0.13	—	—	—	1	21	0.19	2	35	0.32%

Total	18	$328	0.43%	1	91	0.12%	6	$268	0.35%	25	$687	0.90%

(1)	Loans are still accruing.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Bank’s loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. Foreclosed assets include assets acquired in settlement of loans.

	June 30,	March 31,	June 30,
	2008	2008	2007
		(In thousands)
Non-accruing loans:
One- to four-family	$115	$143	$87
Commercial and agriculture real estate	123	126	—
Consumer and other loans	9	—	4
Commercial business and agricultural finance	21	23	65
Total	268	292	156

Foreclosed assets:
One- to four-family	90	16	24
Total	90	16	24

Total non-performing assets	$358	$308	$180
Total as a percentage of total assets	0.26%	0.23%	0.15%

Gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $5,000 for the three months ended June 30, 2008 and $3,000 for the three months ended June 30, 2007.

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

In connection with the filing of its periodic reports with the OCC and in accordance with its classification of assets policy, the Bank regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations. On the basis of management’s review of its assets, at June 30, 2008, the Bank had classified a total of $428,000 of its assets as substandard and $164,000 as doubtful. At June 30, 2008, total classified assets comprised $592,000, or 5.1% of the Bank’s capital, and 0.4% of the Bank’s total assets.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Other Loans of Concern. As of June 30, 2008, there were $3.9 million in loans identified, but not classified, by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the business have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

Real estate properties acquired through foreclosure are recorded at the fair market value minus 20% of the fair market value if the property is appraised at $50,000 or less. If the property is appraised at greater than $50,000, then the property is recorded at the fair market value less 10% of the market fair value. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At June 30, 2008, the Bank had one real estate property acquired through foreclosure.

Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank’s allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At June 30, 2008, the Bank had a total allowance for loan losses of $757,000, representing 1.01% of the Bank’s loans, net. At March 31, 2008, the Bank’s total allowance for loan losses to the Bank’s loans, net was at 0.95%.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

The distribution of the Bank’s allowance for losses on loans at the dates indicated is summarized as follows:

	June 30, 2008			March 31, 2008
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One- to four-family	$51	$38,715	50.60%	$62	$39,024	50.21%
Multi-family	—	619	0.81	—	618	0.80
Commercial and agricultural real estate	471	14,593	19.07	481	14,527	18.69
Construction or development	—	3,471	4.53	—	2,909	3.74
Consumer and other loans	32	6,014	7.86	27	6,221	8.00
State and Municipal Governments	—	2,334	3.05	—	2,720	3.50
Commercial business and agricultural finance	203	10,771	14.08	157	11,710	15.06

Gross Loans		76,517	100.00%		77,729	100.00%
Unallocated	—			—
Deferred loan fees		(6)			(6)
Undisbursed portion of loans		(774)			(750)

Total	$757	$75,737		$727	$76,973

The following table sets forth an analysis of the Bank’s allowance for loan losses.

	Three Months Ended June 30,
	2008	2007
	(In thousands)
Balance at beginning of period	$727	$729

Charge-offs:
One- to four-family	—	4
Consumer and other loans	4	4
Total	4	8

Recoveries:
One- to four-family	1	—
Consumer and other loans	3	4
Total	4	4

Net charge-offs	—	4
Additions charged to operations	30	15
Transfer for off-balance sheet credit exposure	—	(20)
Balance at end of period	$757	$720

Ratio of net charge-offs during the period to average loans outstanding during the period	0.00%	0.01%

Ratio of net charge-offs during the period to average non-performing assets	0.00%	2.23%

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Financial Condition

Total assets of the Company increased by $2.7 million, or 2.0%, to $136.5 million at June 30, 2008 from $133.8 million at March 31, 2008. The increase in assets was primarily due to an increase of $11.5 million, or 36.4%, in available for sale securities and an increase of $326,000 in deferred income taxes offset, in part, by an $8.0 million, or 41.0%, decrease in cash and cash equivalents and a decrease of $1.1 million, or 1.5%, loans receivable, net.

The total decrease in cash and cash equivalents was derived substantially from federal funds sold decreasing by $10.3 million, or 59.1%, to $7.1 million at June 30, 2008 from $17.4 million at March 31, 2007. The decrease resulted from the funds being used to purchase additional available-for-sale securities.

Available-for-sale investment securities increased to $43.0 million at June 30, 2008 compared to $31.5 million at March 31, 2008, an $11.5 million increase. The increase resulted from the purchase of $14.2 million in mortgage-backed securities and the amortization of $16,000 of premiums and discounts on investments offset by $1.9 million in repayments on mortgage-backed securities and the $822,000 decrease in the market valuation of the available-for-sale portfolio. The investment portfolio is managed to limit the Company's exposure to risk by investing primarily in mortgage-backed securities and other securities which are either directly or indirectly backed by the federal government or a local municipal government.

The Company's net loan portfolio decreased by $1.1 million to $75.0 million at June 30, 2008 from $76.1 million at March 31, 2008. Loans on one to four-family real estate decreased by $208,000, or 0.5%; commercial business and agricultural finance loans decreased $939,000, or 8.0%; consumer and other loans decreased $207,000, or 3.3%; and loans to state and municpal governments decreased $386,000, or 14.2%. These decreases were offset, in part, by increases in construction and development loans of $562,000, or 19.3%; in commercial nonresidential real estate and farmland loans of $66,000, or 0.5%; and an increase of $1,000, or 0.2% in loans on multi-family properties.

At June 30, 2008, the allowance for loan losses was $757,000, or 1.01%, of the net loan portfolio, which increased $30,000 from the allowance for loan losses at March 31, 2008 at $727,000, or 0.95%, of the net loan portfolio. During the first three-months of fiscal 2009, the Company charged off $4,000 of loan losses, all in consumer and other loans. The chargeoffs of $4,000 were offset by $4,000 in recoveries, all in consumer and other loans. Management reviews the adequacy of the allowance for loan losses quarterly, and believes that its allowance is adequate; however, the Company cannot assure that future chargeoffs and/or provisions will not be necessary. See “Asset Quality” for further information on delinquencies.

The Company had one foreclosed real estate property held for sale at June 30, 2008 and March 31, 2008. Foreclosed assets are carried at lower of cost or net realizable value. The real estate property held March 31, 2008, with a fair value of $16,000, was sold for $12,000 during the quarter ended June 30, 2008. Also during the quarter, one loan was transferred to other real estate owned at a fair value of $90,000. The property is being prepared for sale and will be listed soon.

Total deposits increased by $638,000, or 0.6%, to $104.5 million at June 30, 2008 from $103.9 million at March 31, 2008. The increase in total deposits was due to an increase of $1.3 million in certificates of deposit and an increase of $487,000 in savings, NOW, and money market accounts, offset by a decrease of $1.1 million in non-interest bearing demand deposits. The growth in certificates of deposit can be linked to two new types of certificates being offered, one for 27 months and one for 54 months. The customer has one opportunity to adjust the rate being paid on their certificate during the term of the certificate to the current rate being offered.

Other borrowings consisting entirely of repurchase agreements, increased $2.5 million, or 15.4% from $16.3 million at March 31, 2008 to $18.8 million at June 30, 2008. The obligations are secured by mortgage-backed securities and US Government agency obligations held in safekeeping at Independent Bankers Bank in Springfield, Illinois. At June 30, 2008, the average rate on the repurchase agreements was 1.17% compared to 1.37% at March 31, 2008. The rate on approximately $17.9 million of the repurchase agreements reprice daily. These agreements mature periodically within 24 months.

Advances from borrowers for taxes and insurance increased by $52,000 from $149,000 at March 31, 2008 to $201,000 at June 30, 2007. Accrued income taxes payable increased $39,000. Accrued interest payable decreased by $26,000 and other liabilities decreased $110,000 from $1.2 million at March 31, 2008 to $1.1 million at June 30, 2008.

Stockholders' equity at June 30, 2008 was $11.5 million compared to $11.9 million at March 31, 2008, a decrease of $395,000, or 3.3%. Factors relating to the reduction in stockholders’ equity can be attributed to $346,000 in dividends declared and paid, offset by the addition of $174,000 in net income and the decrease of $514,000 in accumulated other comprehensive income due to the decline in the fair value of securities available for sale. The decreases are partially offset by the issuance of $164,000 in shares of First Robinson Financial stock relating to the exercise of stock options offset by the repurchase of $41,000 in shares and the increase in additional paid-in-capital of $168,000 relating to the options exercised during the period.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Results of Operations

Net Interest Income

For the three-month period June 30, 2008 net income was $174,000 compared to $273,000 for the prior comparable period in fiscal 2008. The decrease in income was primarily attributed to increases in non-interest expense, as explained below. For the three-month period ended June 30, 2008, net interest income totaled $1,089,000, an increase of 6.1%, or $63,000, from the same period of 2007. Net interest income increased in the three-month period ended June 30, 2008 versus the comparable period of 2007 primarily due to an increase of $71,000, or 21.0%, in interest income from taxable securities and the $58,000, or 305.3%, increase in other interest income offset, in part, by the decrease of $59,000, or 4.3%, in interest income from loans, the decrease of $3,000, or 12.5%, in tax-exempt securities interest income and the decrease of $4,000, or 57.1%, in dividends from Federal Home Loan Bank and Federal Reserve Bank stocks. Total interest expense had no change from the three months ended June 30, 2008 to June 30, 2007 at $734,000. Interest expense on deposits increased $67,000, or 10.9%, for the three months ended June 30, 2008 to $684,000 from $617,000 for the three months ended June 30, 2007. Interest expense on other borrowings decreased by $67,000, or 57.3% to $50,000 for the three months ended June 30, 2008 from $117,000 for the same comparible period in 2007.

Total average interest earning assets increased by $20.1 million, or 20.0%, to $126.3 million as of June 30, 2008 from $106.2 million as of June 30, 2007. However, the yield on the earning assets decreased by 86 basis points when comparing the three months ended June 30, 2008 to the same period in 2007. Total average interest bearing liabilities for the three months ended June 30, 2008 were $108.9 million compared to $88.7 million as of June 30, 2007, an increase of $20.2 million, or 22.8%. As was the case with the yield on assets, the cost on the average interest bearing liabilities decreased by 62 basis points. For the three-month period ended June 30, 2008, the net interest spread decreased 24 basis points to 3.08% versus 3.32% in the comparable period of 2007.

The average daily loan balances for the quarter ended June 30, 2008 increased $2.4 million, or 3.3%, to $75.4 million versus $73.3 million for the same period of 2007. During the same period, loan interest income decreased by $59,000, or 4.3%, to $1.3 million versus $1.4 million during the quarter ended June 30, 2007. The yield on loans decreased 55 basis points to 6.97% from 7.52% when comparing the June 30, 2008 quarter to the June 2007 quarter.

Other interest income and income from investment securities increased $126,000, or 33.1%, from $381,000 in the first quarter of fiscal year 2008 to $507,000 in the first quarter of fiscal year 2009. The increase can be primarily attributed to an increase of $4.4 million in the average balance of investment securities and an increase of $13.3 million in interest-earning deposits and federal funds sold for a total increase of $17.7 million, or 54.8%, from $32.3 million as of June 30, 2007 to $50.1 million as of June 30, 2008. The rate of return on investment securities and interest-earning deposits declined 66 basis points from 4.71% during the three months ended June 30, 2007 to 4.05% for the three months ended June 30, 2008.

Dividends received from Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stocks decreased by $4,000, or 57.1%, when comparing the June 2008 quarter to the June 2007 quarter. The rate of return on the FRB stock increased 13 basis points to 6.13% for June 2008 quarter to compared to the June 2007 quarter due to the increase of $3,000 in the average balance of FRB stock. The FHLB Chicago paid no dividends during the quarter ended June 30, 2008. On September 26, 2007, the Company received a letter from the FHLB of Chicago regarding a Consent Cease and Desist Order they were issued from their regulator, the Federal Housing Finance Board. The Order prohibits the FHLB of Chicago from repurchasing or redeeming any of its capital stock without prior approval from their regulator. The Order also proposes that the declaration of a dividend by the FHLB of Chicago on its capital stock be subject to prior written approval. The Company can make no prediction as to if or when the FHLB will resume dividend payments.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

On an average daily basis, total interest-bearing deposits increased $15.4 million, or 19.8%, to $93.1 million for the three-month period ended June 30, 2008, versus $77.7 million in the same period in 2007. The average cost of funds decreased 24 basis points to 2.94% for the June 2008 quarter versus the June 2007 quarter at 3.18%. Interest expense on deposits could continue to increase due to the popularity of our new checking account product, “Reward Checking” and our 27-month and 54-month step-up CD’s introduced in February 2007.

There were no long-term nor overnight Federal Home Loan Bank (“FHLB”) borrowings for the June 2008 quarter nor the June 2007 quarter. The Company had a decrease of $67,000, or 57.3%, in short-term other borrowings interest expense from $117,000 during the June 2007 quarter to $50,000 in the June 2008 quarter. The short-term other borrowings consist of securities sold under agreements to repurchase. These agreements mature periodically within 24 months. The average daily balance of short-term other borrowings increased $5.0 million, or 45.5%, to $15.9 million during the June 2008 quarter from $10.9 million during the June 2007 quarter. The average cost of funds decreased by 299 basis points to 1.26% for the June 2008 quarter from 4.25% for the June 2007 quarter.

Provision for Loan Losses

The provision for loan losses was $30,000 for the quarter ended June 30, 2008 compared to $15,000 for the same period in 2007. The provision for both periods reflects management's analysis of the Company's loan portfolio based on the information which was available to the Company. Management meets on a quarterly basis to review the adequacy of the allowance for loan losses based on Company guidelines. Classified loans are reviewed by the loan officers to arrive at specific reserve levels for those loans. Once the specific reserve for each loan is calculated, management calculates general reserves for each loan category based on a combination of loss history adjusted for current national and local economic conditions, trends in delinquencies and charge-offs, trends in volume and term of loans, changes in underwriting standards, and industry conditions. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company's management believes that, as of June 30, 2008, its allowance for loan losses was adequate.

Non-Interest Income

Non-interest income categories for the three-month periods ended June 30, 2008 and 2007 are shown in the following table:

	Three Months Ended
	June 30,
	2008	2007	% Change
	(In thousands)
Non-interest income:
Charges and fees on deposit accounts	$217	$217	—%
Charges and other fees on loans	44	38	15.8
Net gain on sale of loans	42	31	35.5
Other	130	98	32.7

Total Non-Interest Income	$433	$384	12.8%

The increase in gains on the sale of mortgages resulted primarily from an increase in the dollar volume of mortgages sold during the three-month period ended June 30, 2008 versus the same period in 2007. During the first quarter of fiscal year 2009, the Company sold $2.7 million in mortgages versus $2.0 million in the same quarter of fiscal year 2008.

Other income consists of normal recurring fee income such as commissions from PrimeVest Investment Services, our investment brokerage service, the cash value of life insurance recognized, ATM/Debit card interchange income and fees, and safe deposit box rent, as well as other income that management classifies as non-recurring. Other income increased $32,000 in the three-month period ended June 30, 2008 versus the same period of 2007. The primary reason for the increase can be attributed to the increase in commissions received from the investment brokerage service and the increase in ATM/debit card interchange income resulting from the promotion of the use of debit cards in relation to “Reward Checking”.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Non-Interest Expense

Non-interest expense categories for the three-month periods ended June 30, 2008, and 2007 are shown in the following table:

	Three Months Ended
	June 30,
	2008	2007	% Change
	(In thousands)
Non-interest expense:
Compensation and employee benefits	$732	$592	23.6%
Occupancy and equipment	175	150	16.7
Data processing	59	51	15.7
Audit, legal and other professional	50	38	31.6
Advertising	45	33	36.4
Telephone and postage	25	25	—
Loss on sale of foreclosed property	4	—	—
Other	143	123	16.3

Total Non-Interest Expense	$1,233	$1,012	21.8%

Salaries and employee benefits increased $140,000 when comparing the June 2008 and 2007 quarters primarily due to a $98,000 increase in options exercised, a $19,000 increase in salaries, an $18,000 increase in market value of the shares held in the Directors Retirement Plan and an $11,000 increase in costs associated with insurance benefits paid by the Company for employees offset, in part, by a $3,000 decrease in retirement administrative expenses and a $3,000 decrease in directors fees. With a trust officer beginning employment in July 2008 and the establishment of the branch in Vincennes, Indiana, this year, salary and employee benefits may increase in the near future. However, as all options have now been exercised and the option plan is set to expire on July 29th of this year, there should be no future expenses associated with options.

The increase of $25,000 in occupancy and equipment expense for the three-month period reflects an increase in the costs associated with updating and maintaining the office buildings. Occupancy and equipment expense could increase in the coming year due to the new branch in Vincennes, Indiana.

Data processing expenses increased $8,000 due to the cost of keeping up with advances in technology.

Audit, legal and other professional fees increased primarily due to an increase of $8,000 in audit and accounting expenses.

Other expense includes miscellaneous operating expenses such as office supplies, ATM/Debit card interchange fees, check processing fees, loan expenses, federal deposit insurance premiums and assessments by the bank regulators among others. The increase of $20,000 in other expenses can be attributed, in part, to the increase of $17,000 in costs to a consulting company for ideas in improving non-interest income and cutting non-interest expenses.

Income Tax Expense

Income tax expense decreased $25,000, or 22.7%, for the three-months ending June 30, 2008, compared to the same period in 2007. The combined state and federal income tax expense as a percentage of income before income tax expense increased to 32.8% during the three-month period of 2008 compared to 28.7% during the same period in 2007.

Off-Balance Sheet Arrangements

The Company has entered into performance standby and financial standby letters of credit with various local commercial businesses in the aggregate amount of $381,000. The letters of credit are collateralized and underwritten, as currently required by loan policy, in the same manner as any commercial loan. The advancement of any funds on these letters of credit is not anticipated.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
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

Liquidity resources are used principally to meet outstanding commitments on loans, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. The Company anticipates no foreseeable problems in meeting current loan commitments. At June 30, 2008, outstanding commitments to extend credit, amounted to $16.7 million (including $7.7 million, in available revolving and closed-ended commercial and agricultural lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet any foreseeable liquidity needs.

The Company maintains a $24.9 million line of credit with the FHLB, which can be accessed immediately. The Company regularly uses FHLB Letters of Credit as security for public unit deposits. The available line of credit with the FHLB is reduced by the amount of these letters of credit. As of June 30, 2008, $5.7 million in FHLB letters of credit were pledged. The available line of credit with the FHLB is also reduced by $1.5 million for the credit enhancement reserve established as a result of the participation in the FHLB Mortgage Partnership Finance (“MPF”) program. The Company also maintains a $5.0 million revolving line of credit and a $600,000 revolving line of credit with Independent Banker’s Bank located in Springfield, Illinois. The Company has also established borrowing capabilities at the discount window with the Federal Reserve Bank of St. Louis.

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

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

At June 30, 2008 the Bank was in compliance with all of the aforementioned capital requirements as summarized below:

					To be Well Capitalized
					Under the Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital
(to Risk-Weighted Assets)	$12,569	16.43%	$6,122	8.00%	$7,652	10.00%
Tier I Capital
(to Risk-Weighted Assets)	11,801	15.42	3,061	4.00	4,591	6.00
Tier I Capital
(to Average Assets)	11,801	8.78	5,377	4.00	6,721	5.00

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

FIRST ROBINSON FINANCIAL CORPORATION

Item: 3   Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item: 4   Controls and Procedures

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1.A.	Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-KSB

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by the Company for the quarter ended June 30, 2008 regarding the Company’s common stock.

PURCHASES OF EQUITY SECURITIES BY COMPANY (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/2008 - 4/30/2008	—	—	—	7,878
5/1/2008 - 5/31/2008	260	$35.10	260	7,618
6/1/2008- 6/30/2008	926	35.09	926	6,692
Total	1,186	$35.09	1,186	6,692

(1) On July 24, 2008, the Board of Directors of First Robinson Financial Corporation voted to approve the extension and expansion of the repurchase program of its equity stock approved on September 18, 2007. The Company may repurchase up to 22,000 additional shares of the Company’s outstanding common stock in the open market or in negotiated private transactions from time to time when deemed appropriate by management. The increase represents approximately 5% of the Company’s issued and outstanding shares.  As of July 24, 2008, the Company had repurchased 20,108 shares of its common stock out of the 25,000 shares that had been previously authorized for repurchase.  As a result of these actions, the Company is currently authorized to repurchase 26,892 shares of common stock. The Program, with an original expiration date of September 17, 2008, has been extended to August 1, 2009 or the completion of the repurchase of the 26,892 shares.

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

FIRST ROBINSON FINANCIAL
CORPORATION

Date:	August 13, 2008	/s/ Rick L. Catt
Rick L. Catt
President and Chief Executive Officer

Date:	August 13, 2008	/s/ Jamie E. McReynolds
Jamie E. McReynolds
Chief Financial Officer and Vice President

EXHIBIT INDEX

Exhibit No.

31.1	Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002