Form 10-Q
period 2008-09-30
FIRST ROBINSON FINANCIAL CORP
filed 2008-11-14
CIK 1035991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	_____________________ to ________________________

Commission File Number 029276

FIRST ROBINSON FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	36-4145294
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

501 East Main Street, Robinson, Illinois	62454
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(618) 544-8621

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

      The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  436,128 shares of common stock, par value $.01 per share, as of November 12, 2008.

FIRST ROBINSON FINANCIAL CORPORATION

Item 1:
FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	(Unaudited)
	September 30, 2008	March 31, 2008
ASSETS

Cash and cash equivalents	$12,559	$19,528
Available-for-sale securities	46,852	31,535
Loans, held for sale	—	101
Loans, net of allowance for loan losses of $752 and $727 at September 30, 2008 and March 31, 2008, respectively	79,886	76,145
Federal Reserve and Federal Home Loan Bank stock	808	808
Premises and equipment, net	3,307	2,851
Foreclosed assets held for sale, net	90	16
Interest receivable	909	758
Deferred income taxes	44	—
Cash surrender value of life insurance	1,427	1,396
Other assets	704	671

Total Assets	$146,586	$133,809

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	115,559	103,898
Other borrowings	17,587	16,253
Advances from borrowers for taxes and insurance	77	149
Accrued income taxes	25	159
Deferred income taxes	—	2
Interest payable	252	262
Other liabilities	1,112	1,210
Total Liabilities	134,612	121,933

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock, $.01 par value; authorized 500,000 shares, no shares issued and outstanding	—	—
Common stock, $ .01 par value; authorized 2,000,000 shares; 859,625 shares issued; outstanding September 30, 2008– 452,980 shares; March 31, 2008 – 451,464 shares	9	9
Additional paid-in capital, September 30, 2008 – 0 shares; March 31, 2008 – 7,231 shares	8,772	8,491
Retained earnings	10,187	10,114
Accumulated other comprehensive income	234	247
Treasury stock, at cost
Common: September 30, 2008 – 406,645 shares; March 31, 2008 – 400,930 shares	(7,228)	(6,985)

Total Stockholders’ Equity	11,974	11,876

Total Liabilities and Stockholders’ Equity	$146,586	$133,809

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six-Month Periods Ended September 30, 2008 and 2007
(In thousands, except per share data)
(Unaudited)

	Three-Month Period		Six-Month Period
	2008	2007	2008	2007
Interest and Dividend Income:
Loans	$1,343	$1,420	$2,656	$2,792
Securities:
Taxable	519	326	929	664
Tax-exempt	21	25	42	49
Other interest income	32	89	109	108
Dividends on Federal Reserve Bank stock	3	7	5	14

Total Interest and Dividend Income	1,918	1,867	3,741	3,627
Interest Expense:
Deposits	710	651	1,394	1,268
Other borrowings	57	157	106	274

Total Interest Expense	767	808	1,500	1,542

Net Interest Income	1,151	1,059	2,241	2,085

Provision for Loan Losses	130	15	160	30

Net Interest Income After Provision for Loan Losses	1,021	1,044	2,081	2,055

Non-interest income:
Charges and fees on deposit accounts	231	245	448	462
Charges and other fees on loans	40	19	84	57
Net gain on sale of loans	30	24	72	55
Net gain on sale of foreclosed assets	—	3	—	3
Net realized gain on sale of available-for-sale investments	2	—	2	—
Other	105	104	234	202

Total Non-Interest Income	408	395	840	779

Non-interest expense:
Compensation and employee benefits	569	508	1,301	1,100
Occupancy and equipment	158	154	333	304
Foreclosed property expense	6	2	7	2
Data processing	60	52	119	103
Audit, legal and other professional	49	52	99	90
Advertising	52	30	97	63
Telephone and postage	33	22	59	47
Net loss on sale of foreclosed property	—	—	4	—
Net loss on disposal of fixed assets	—	4	—	4
Other	135	173	276	296

Total Non-Interest Expense	1,062	997	2,295	2,009

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
For the Three and Six-Month Periods Ended September 30, 2008 and 2007
(In thousands, except per share data)
(Unaudited)

	Three-Month Period		Six-Month Period
	2008	2007	2008	2007

Income before income taxes	367	442	626	825

Provision for income taxes	123	150	208	260

Net Income	$244	$292	$418	$565

Earnings Per Share-Basic	$0.56	$0.64	$0.95	$1.22
Earnings Per Share-Diluted	$0.54	$0.61	$0.92	$1.16

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six-Months Ended September 30, 2008 and 2007
(In thousands, except per share data)
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury		Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total	Income
Balance, April 1, 2007	484,908	$9	$8,406	$9,459	$(199)	$(5,785)	$11,890
Comprehensive income
Net income				565			565	565
Change in unrealized (depreciation) on available-for-sale securities, net of taxes of $(17)					(30)		(30)	(30)
Total comprehensive income								535

Treasury shares purchased	(31,200)					(1,035)	(1,035)
Dividends on common stock, $0.65 per share				(316)			(316)
Stock options exercised	3,000		49			52	101
Incentive compensation			(10)				(10)
Rounding			1				1
Balance, September 30, 2007	456,708	$9	$8,446	$9,708	$(229)	$(6,768)	$11,166

Balance, April 1, 2008	451,464	$9	$8,491	$10,114	$247	$(6,985)	$11,876
Comprehensive income
Net income				418			418	418
Change in unrealized (depreciation) on available-for-sale securities, net of taxes of $(7)					(13)		(13)	(13)
Total comprehensive income								405

Treasury shares purchased	(7,936)					(282)	(282)
Transfer of Unallocated Recognition and Retention Shares to Treasury Shares			125			(125)	—
Dividends on common stock, $0.75 per share				(345)			(345)
Incentive compensation			(12)				(12)
Stock options exercised	9,452		168			164	332
Balance, September 30, 2008	452,980	$9	$8,772	$10,187	$234	$(7,228)	$11,974

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six-Months Ended September 30, 2008 and 2007
(In thousands)
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net income	$418	$565
Items not requiring (providing) cash
Depreciation and amortization	147	148
Provision for loan losses	160	30
Amortization of premiums and discounts on securities	(16)	(22)
Amortization of loan servicing rights	25	27
Compensation related to the exercise of options	182	69
Deferred income taxes	(39)	(4)
Originations of mortgage loans held for sale	(4,531)	(3,527)
Proceeds from the sale of mortgage loans	4,704	3,582
Net gain on loans sold	(72)	(55)
Net realized gain on available for sale securities sold	(2)	—
Net loss (gain) on sale of foreclosed property	4	(3)
Net loss on disposal of fixed assets	—	4
Changes in:
Interest receivable	(151)	(97)
Cash surrender value of life insurance	(31)	(27)
Other assets	(76)	(84)
Accrued income taxes	(134)	32
Interest payable	(10)	24
Other liabilities	(98)	(67)

Net cash provided by operating activities	480	595

Cash flows from investing activities:
Purchase of securities available for sale	(21,062)	—
Proceeds from maturities of available for sale securities	1,000	—
Proceeds from sale of available for sale securities	953	—
Repayments of principal on mortgage-backed securities	3,790	2,641
Net change in loans	(3,991)	(5,044)
Proceeds from sale of foreclosed assets	12	27
Purchase of premises and equipment	(585)	(41)

Net cash used in investing activities	(19,883)	(2,417)

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For The Six-Months Ended September 30, 2008 and 2007
(In thousands)
(Unaudited)

	2008	2007

Cash flows from financing activities:
Net increase in deposits	$11,661	$5,137
Proceeds from other borrowings	79,294	65,451
Repayment of other borrowings	(77,960)	(62,825)
Proceeds from federal funds purchased	—	95,955
Repayment of federal funds purchased	—	(95,955)
Purchase of incentive plan shares	(12)	(10)
Proceeds received from exercise of stock options	150	32
Purchase of treasury stock	(282)	(1,034)
Dividends paid	(345)	(316)
Net decrease in advances from borrowers for taxes and insurance	(72)	(63)

Net cash provided by financing activities	12,434	6,372
(Decrease) increase in cash and cash equivalents	(6,969)	4,550

Cash and cash equivalents at beginning of period	19,528	4,049

Cash and cash equivalents at end of period	$12,559	$8,599

Supplemental Cash Flows Information:

Interest paid	$1,510	$1,517

Income taxes paid (net of refunds)	380	232

Real estate acquired in settlement of loans	90	24

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The condensed consolidated financial statements include the accounts of First Robinson Financial Corporation (the “Company”) and its wholly owned subsidiary, First Robinson Savings Bank, National Association (the “Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q and Article 8-03 of Regulation of S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in stockholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management of the Company, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 2008, the results of its operations for the three month and six month periods ended September 30, 2008 and 2007, the changes in stockholders’ equity for the six month periods ended September 30, 2008 and 2007, and cash flows for six month periods ended September 30, 2008 and 2007. The results of operations for those months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheet at September 30, 2008.

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

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the FAS 157 hierarchy in which the fair value measurements fall as of September 30, 2008 (in thousands):

	Carrying value at September 30, 2008
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$46,852		$46,852

The Company may be required, from time to time, to measure certain other financial assets and liabilities on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis in the first six months of fiscal 2009 that were still held on the balance sheet at September 30, 2008, the following table provides the level of valuation assumptions used to determine each adjustment and the fair value of the assets at September 30, 2008 (in thousands).

Carrying value at September 30, 2008
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$61			$61

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

The change in fair value of impaired loans that were valued based upon Level 3 inputs was approximately $13,000 and $11,000, respectively, for the three and six months ended September 30, 2008. The reduction is not recorded directly as an adjustment to current earnings or comprehensive income, but rather as a component in determining the overall adequacy of the allowance for loan losses. These adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses recorded in current earnings.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company has not elected the fair value option for any financial assets or liabilities as of September 30, 2008.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Federal Home Loan Bank Stock

The Company owns approximately $642,000 of Federal Home Loan Bank of Chicago (“FHLB”) stock.  During the third quarter of 2007, the FHLB of Chicago received a Cease and Desist Order from its regulator, the Federal Housing Finance Agency.  The order generally prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Agency.  With regard to dividends, which have not been declared since July 24, 2007, the FHLB will continue to assess its dividend capacity each quarter and make appropriate requests for approval.  Management performed an analysis and deemed the investment in FHLB stock to be not impaired as of September 30, 2008.  During the second quarter of 2008, the Federal Home Loan Bank reported that it will no longer enter into new master commitments or renew existing master commitments to purchase mortgage loans from participating financial institutions under the Mortgage Partnership Finance (MPF) program.  It will continue to fund new loans under existing master commitments through October 31, 2008.  In September 2008, the FHLB announced a new MPF program, MPF Xtra, where the FHLB will sell a participant’s loans to Fannie Mae. The Company will participate in the new MPF program.

4.	Authorized Share Repurchase Program

On July 24, 2008, the Board of Directors of First Robinson Financial Corporation voted to approve the extension and expansion of the repurchase program of its equity stock approved on September 18, 2007. The Company may repurchase up to 22,000 additional shares of the Company’s outstanding common stock in the open market or in negotiated private transactions from time to time when deemed appropriate by management. The increase represents approximately 5% of the Company’s issued and outstanding shares.  As of July 24, 2008, the Company had repurchased 20,108 shares of its common stock out of the 25,000 shares that had been previously authorized for repurchase.  As a result of these actions, the Company is currently authorized to repurchase 26,892 shares of common stock. The program, with an original expiration date of September 17, 2008, has been extended to August 1, 2009 or the earlier of the completion of the repurchase of the 26,892 shares. As of September 30, 2008, 4,950 shares of the 26,892 have been purchased in the new program leaving 21,942 remaining to be purchased.

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

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share Based Payment," which established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, and focuses primarily on accounting for transactions in which an entity obtains employee services. The SFAS requires a public entity to measure the cost of employee services received in exchange for its equity instruments based on the fair value at the grant date (with limited exceptions) and recognize that cost over the service period. This statement revises SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004). As a result of adopting SFAS No. 123R on April 1, 2006, the Company did not record any additional compensation expense, as no stock options had been granted in recent years and options granted were fully vested prior to adoption. However, on April 1, 2006, the Company reclassified $125,000 of unearned compensation, or 7,231 shares, related to previously recognized compensation for restricted share awards that had been vested as of that date to additional paid-in capital as these awards represent equity awards as defined in SFAS No. 123R. The RRP expired July 29, 2008 and the unallocated 7,231 shares were transferred to Treasury Stock at that time.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Earnings Per Share for the Three-Month Periods

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to the increase in the average shares outstanding which would have resulted from the exercise of dilutive stock options. As of September 30, 2008, all outstanding options had been exercised. Therefore, there is no dilutive effect with regards to options for the earnings per share calculation for the three month period ended September 30, 2008. The components of basic and diluted earnings per share for the three months ended September 30, 2008 and 2007 were computed as follows (dollar amounts in thousands except share data):

		Weighted
		Average	Per Share
	Income	Shares	Amount

For the Three-Months Ended September 30, 2008:

Basic Earnings per Share:
Income available to common stockholders	$244	439,170	$0.56

Effect of Dilutive Securities:
Incentive plan shares		16,148

Diluted Earnings per Share:
Income available to common stockholders	$244	455,318	$0.54

For the Three-Months Ended September 30, 2007:

Basic Earnings per Share:
Income available to common stockholders	$292	457,153	$0.64

Effect of Dilutive Securities:
Incentive plan shares		16,287
Stock options		6,426

Diluted Earnings per Share:
Income available for common stockholders	$292	479,866	$0.61

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Earnings Per Share for the Six-Month Periods

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to the increase in the average shares outstanding which would have resulted from the exercise of dilutive stock options. As of September 30, 2008, all outstanding options had been exercised. Therefore, there is no dilutive effect with regards to options for the earnings per share calculation for the six month period ended September 30, 2008. The components of basic and diluted earnings per share for the six months ended September 30, 2008 and 2007 were computed as follows (dollar amounts in thousands except share data):

		Weighted
		Average	Per Share
	Income	Shares	Amount

For the Six-Months Ended September 30, 2008:

Basic Earnings per Share:
Income available to common stockholders	$418	439,386	$0.95

Effect of Dilutive Securities:
Unearned incentive plan shares		16,058

Diluted Earnings per Share:
Income available to common stockholders	$418	455,444	$0.92

For the Six-Months Ended September 30, 2007:

Basic Earnings per Share:
Income available to common stockholders	$565	462,677	$1.22

Effect of Dilutive Securities:
Unearned incentive plan shares		16,146
Stock options		6,541

Diluted Earnings per Share:
Income available for common stockholders	$565	485,364	$1.16

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Recent Accounting Pronouncements

In October 2008, The Financial Accounting Standards Board (‘FASB’) issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP 157-3 clarifies the application of Statement of Financial Accounting Standards No. 157 (FAS 157), “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining fair value of financial assets when the market for that financial asset is not active. FSP 157-3 applies to financial assets within the scope of accounting prouncements that require or permit fair value measurements in accordance with FAS 157. FSP 157-3 was effective upon the issuance and included prior periods for which financial statements had not been issued. The application of FSP 157-3 did not have a material impact on the Company’s condensed consolidated financial statements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161 (FAS 161), “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gain and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective for fiscal years beginning after November 15, 2008. The Company does not expect the implementation of FAS 161 to have a material impact on its consolidated financial statements.

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

Item 2:
FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Forward-Looking Statements

When used in this filing and in future filings by First Robinson Financial Corporation (the “Company”) with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “believe,” “expect,” “should,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors that could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company’s market area; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality of composition of the loan or investment portfolios; changes in accounting principles, policies, or guidelines; fluctuations in interest rates; deposit flows; demand for loans in the Company’s market area; real estate values; credit quality and adequacy of reserves; competition; customer growth and retention; earnings growth and expectations; new products and services; technological factors affecting operations, pricing of products and services; employees; unforseen difficulties and higher than expected costs associated with the implementation of our Strategic Plan; or failure to improve operating efficiencies through expense controls; all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected. References in this filing to “we,” “us,” and “our” refer to the Company and/or the Bank, as the content requires. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Overview

First Robinson Financial Corporation (the “Company”) is the holding company for First Robinson Savings Bank, National Association (the “Bank”). The Company is headquartered in Robinson, Illinois and operates three full service offices and one drive-up facility in Crawford County. A full-service branch in Vincennes, Indiana has a target opening set for December 2008. Assets grew $12.8 million from $133.8 million at March 31, 2008 to $146.6 million at September 30, 2008. See “Financial Condition” for more information. The Company earned $244,000 for the three month period ending September 30, 2008, versus $292,000 in the same period of 2007, a decrease of 16.4%. Earnings for the three months ended September 30, 2008 were positively impacted by a $92,000, or 8.7%, increase in net interest income and a $13,000, or 3.3%, increase in non-interest income, which were more than offset by an increase of $115,000, or 766.7% in provision for loan losses and an increase of $65,000, or 6.5%, in non-interest expense when compared to the prior year. Basic earnings per share for the September 30, 2008 three month period were $0.56 per share versus $0.64 per share for the same period of 2007. Diluted earnings per share reflect incentive plan shares and the potential dilutive impact of stock options granted under the stock option plan. Diluted earnings per share for the three months ending September 30, 2008 were $0.54 per share, versus $0.61 per share for the three months ending September 30, 2007. For the six month period ended September 30, 2008, the earnings for the Company were $418,000 compared to $565,000 for the same period in the prior year, a decrease of 26.0%. Positively impacting earnings for the six month period ending September 30, 2008 compared to September 30, 2007 were an increase of $26,000, or 1.3%, in net interest income after provision for loan losses and a $61,000, or 7.8%, increase in non-interest income, which were more than offset by a $286,000, or 14.2%, increase in non-interest expense. Basic earnings per share for the September 30, 2008 six month period were $0.95 per share versus $1.22 per share for the same period of 2007. Diluted earnings per share reflect incentive plan shares and the potential dilutive impact of stock options granted under the stock option plan. Diluted earnings per share for the six months ending September 30, 2008 were $0.92 per share, versus $1.16 per share for the six months ending September 30, 2007.

The Company’s principal business, through its operating subsidiary, the Bank, consists of accepting deposits from the general public and investing these funds primarily in loans, mortgage-backed securities and other securities. Loans consist primarily of loans secured by residential real estate located in our market area, consumer loans, commercial loans, and agricultural loans.

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

Business Strategy and Recent Events

The Bank, the Company’s operating subsidiary, is a community-oriented, locally owned financial institution offering community-banking services to residents and businesses of Crawford County, Illinois, our primary market area. On February 29, 2008, the Bank acquired a commercial building on Kimmel Road near the junction of U.S. Route 41 and Hart Street in Vincennes, Indiana. Our goal is to establish a full service branch office in that location by the fourth quarter of calendar 2008, and we recently received regulatory approval to do so. This will allow the Bank to move into an area with a population that is nearly double that of our current market in Crawford County. We are still committed to growing our institution in Crawford County and gaining a larger share of the market, however this new location will provide additional opportunities that are still within 40 miles of our home office.

Periodically, the Board of Directors and management meet to strategically plan for the future. We review and discuss both current and new products and services to determine their effect on our profitability and customer service. The Board of Directors approved the submission of an application to the OCC for fiduciary powers and on July 1, 2008, approval of fudiciary powers was received. A trust officer began employment with the Bank in July and we began offering trust services shortly thereafter.  We also monitor any and all current events and economic trends in our local area that could materially impact the Bank’s earnings. At the present time, the employment market has remained stable in Crawford County and economic trends in the area also appear stable, although such trends are inherently difficult to predict.

The strategic plan identifies the most critical issue to our success as consistent earnings. Net earnings have remained relatively consistent. A positive factor in maintaining consistent earnings is the Bank’s overall asset quality, which is strong. The Bank continues to offer fixed rate residential real estate mortgages through programs with the Federal Home Loan Bank of Chicago (“FHLB”) and USDA Rural Development. However, the FHLB originally stated, per Exhibit 99.1 on Form 8-K as furnished with the Securities and Exchange Commission on April 28, 2008, that as of July 31, 2008, it would no longer be purchasing residential real estate mortgages as it is discontinuing the fixed rate program. On June 10, 2008, the FHLB furnished to the Securities and Exchange Commission a report on Form 8-K indicating it is extending the purchasing of residential real estate loans until October 31, 2008. In September 2008, the FHLB announced a new fixed rate program in which First Robinson will participate. The new program is similar to the current program but FHLB will sell a participant’s loans to Fannie Mae instead of being the investor itself.

Our Internet banking service, “Netteller” remains very popular and the number of customers actively using the service is increasing. It has allowed us to offer bill paying, cash management and also direct deposit and payroll services to our business customers. In January 2007, we began offering “Reward Checking”. The deposit product has been very successful, growing to over 1,200 accounts with a total balance of approximately $12.0 million. The product offers higher-than-market interest rates, which can be earned by customers if they meet specific transaction-based criteria. Our criteria promote the use of our internet-based services and technology. We realize the risks involved with promoting internet-based transactions, however, the Company has installed firewalls and incorporated additional security features to mitigate the possibility of security data breaches. We cannot be certain all of the Company’s systems are entirely free from vulnerability to attack, despite safeguards we have installed.  Additionally, we rely on and do business with a variety of third-party service providers, agents and vendors with respect to the Company’s business, data security and communications needs.  If information security is breached, or one of our agents or vendors breaches compliance procedures, information could be lost or misappropriated, resulting in financial loss or costs to us or damages to others.  These costs or losses could materially exceed the Company’s amount of insurance coverage which would adversely affect the Company’s business.

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

Recently, the Department of the Treasury announced its Capital Purchase Plan, whereby public bank holding companies such as the Company may, with approval, sell preferred stock and warrants in exchange for a capital infusion that would count as Tier 1 equity. The Company has no plans to participate in this program, as it believes its capital level is adequate for all forseeable needs.

We continue to maintain a strong presence in the community and are pleased to be the only independent community bank in Robinson, Palestine and Oblong, Illinois. To visit First Robinson Savings Bank on the web go to www.frsb.net.

Recent Legislation and Government Recovery Programs

Emergency Economic Stabilization Act of 2008. On October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008 (“EESA”) into law, giving the US Treasury and other banking agencies authority to take certain actions to restore liquidity and stability to the U.S. banking markets. A number of programs to implement the EESA have been announced. Those programs include the following: (a) a capital purchase program whereby the US Treasury, on behalf of the US government, will purchase up to $250 billion of preferred stock, along with warrants to purchase common stock, from certain financial institutions; (b) a temporary liquidity guarantee program that has both a debt guarantee component, whereby the FDIC will guarantee until June 30, 2012, the senior unsecured debt issued by eligible financial institutions between October 14, 2008 and June 30, 2009, and an account transaction guarantee component, whereby the FDIC will insure 100% of non-interest bearing deposit transaction accounts held at eligible financial institutions, such as payment processing accounts, payroll accounts and working capital accounts through December 31, 2009; and (c) a temporary raise in the FDIC’s basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor (although the EESA provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009).

The Company has determined that it will not participate in the capital purchase program but is awaiting the diclosure of the final ruling before making a decision on the temporary liquidity guarantee program.

Proposed Increase in FDIC Insurance Premiums. In connection with a determination that the Deposit Insurance Fund’s reserve ratio must be restored to 1.15%, the FDIC’s board of directors has proposed raising deposit insurance premiums by seven basis points across the board during the first quarter of 2009. In addition, it has proposed a series of risk-based adjustments to take affect in the second quarter of 2009. Pursuant to this component of the proposal, assessment rates could be lowered for smaller institutions with Tier 1 capital ratios greater than 10 percent by up to two basis points. The proposal also calls for reduced premiums for smaller banks with high amounts of long-term unsecured debt.

If this proposal is adopted in its proposed form, the effect on the Bank is not expected to be material.

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

The following table sets forth the Bank’s loan delinquencies by type, by amount and by percentage of type at September 30, 2008.

	Loans Delinquent For:
	30-89 Days(1)			90 Days and Over(1)			Nonaccrual			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
						(Dollars in thousands)
Real Estate:
One- to four-family	6	$279	0.70%	—	—	—	5	$157	0.39%	11	$436	1.09%
Commercial and agricultural real estate	—	—	—	—	—	—	—	—	—	—	—	—
Consumer and other loans	7	22	0.35	—	—	—	—	—	—	7	22	0.35%
State & Municipal Gov’t .	—	—	—	—	—	—	—	—	—	—	—	—
Commercial business and agricultural finance	1	62	0.42	—	—	—	1	21	0.14	2	83	0.56%

Total	14	$363	0.43%	—	—	—	6	$178	0.21%	20	$541	0.64%

(1)	Loans are still accruing.

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

	September 30,	March 31,	September 30,
	2008	2008	2007
	(In thousands)
Non-accruing loans:
One- to four-family	$157	$143	$84
Commercial and agriculture real estate	—	126	224
Consumer and other loans	—	—	2
Commercial business and agricultural finance	21	23	67
Total	178	292	377

Foreclosed assets:
One- to four-family	90	16	—
Total	90	16	—

Total non-performing assets	$268	$308	$377
Total as a percentage of total assets	0.18%	0.23%	0.32%

Gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $6,000 for the three months and $10,000 for the six months ended September 30, 2008 and $3,000 for the three months and $5,000 for the six months ended September 30, 2007.

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

In connection with the filing of its periodic reports with the OCC and in accordance with its classification of assets policy, the Bank regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations. On the basis of management’s review of its assets, at September 30, 2008, the Bank had classified a total of $459,000 of its assets as substandard and $59,000 as doubtful. At September 30, 2008, total classified assets comprised $518,000, or 4.2% of the Bank’s capital, and 0.4% of the Bank’s total assets.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Other Loans of Concern. As of September 30, 2008, there were $4.1 million in loans identified, but not classified, by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the business have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

Real estate properties acquired through foreclosure are recorded at the fair market value minus 20% of the fair market value if the property is appraised at $50,000 or less. If the property is appraised at greater than $50,000, then the property is recorded at the fair market value less 10% of the market fair value. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At September 30, 2008, the Bank had one real estate property acquired through foreclosure. The property is for sale.

Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank’s allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At September 30, 2008, the Bank had a total allowance for loan losses of $752,000, representing 0.94% of the Bank’s loans, net. At March 31, 2008, the Bank’s total allowance for loan losses to the Bank’s loans, net was at 0.95%.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

The distribution of the Bank’s allowance for losses on loans at the dates indicated is summarized as follows:

	September 30, 2008			March 31, 2008
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One- to four-family	$49	$39,944	47.79%	$62	$39,024	50.21%
Multi-family	—	1,288	1.54	—	618	0.80
Commercial and agricultural real estate	455	15,405	18.43	481	14,527	18.69
Construction or development	—	3,880	4.64	—	2,909	3.74
Consumer and other loans.	35	6,292	7.53	27	6,221	8.00
State and Municipal Governments	—	2,088	2.50	—	2,720	3.50
Commercial business and agricultural finance	213	14,683	17.57	157	11,710	15.06

Gross Loans		83,580	100.00%		77,729	100.00%
Unallocated	—			—
Deferred loan fees		(5)			(6)
Undisbursed portion of loans		(2,937)			(750)

Total	$752	$80,638		$727	$76,973

The following table sets forth an analysis of the Bank’s allowance for loan losses.

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$757	$720	$727	$729

Charge-offs:
One- to four-family	—	—	—	4
Commercial non-residential real estate	123	—	123	—
Consumer and other loans	20	8	24	12
Total charge-offs	143	8	147	16

Recoveries:
One- to four-family	—	—	1	—
Consumer and other loans	8	4	11	8
Total recoveries	8	4	12	8

Net charge-offs .	135	4	135	8
Additions charged to operations	130	15	160	30
Transfer for off-balance sheet credit exposure	—	1	—	(19)
Balance at end of period	$752	$732	$752	$732

Ratio of net charge-offs during the period to average loans outstanding during the period	0.17%	0.01%	0.18%	0.01%

Ratio of net charge-offs during the period to average non-performing assets	39.06%	1.57%	41.73%	3.53%

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Financial Condition

Total assets of the Company increased by $12.8 million, or 9.5%, to $146.6 million at September 30, 2008 from $133.8 million at March 31, 2008. The increase in assets was primarily due to an increase of $15.3 million, or 48.6%, in available for sale securities, an increase of $3.8 million, or 4.9%, loans receivable, net, an increase of $456,000, or 16.0%, in premises and equipment, and an increase of $151,000, or 19.9% in interest receivable, offset, in part, by a $7.0 million, or 35.7%, decrease in cash and cash equivalents.

The total decrease in cash and cash equivalents was derived substantially from federal funds sold decreasing by $14.0 million, or 80.7%, to $3.4 million at September 30, 2008 from $17.4 million at March 31, 2008. The decrease in federal funds sold was offset, in part, by the increase of $7.0 million in cash and other interest earning deposit accounts from $2.2 million at March 31, 2008 to $9.2 million at September 30, 2008. The decrease resulted from the funds being used to purchase additional available-for-sale securities.

Available-for-sale investment securities increased to $46.8 million at September 30, 2008 compared to $31.5 million at March 31, 2008, a $15.3 million increase. The increase resulted from the purchase of $21.1 million in mortgage-backed securities and the amortization of $16,000 of premiums and discounts on investments, offset by $3.8 million in repayments on mortgage-backed securities, by $1.0 million in proceeds from the maturity of an available for sale security, by $953,000 in proceeds from the sale of available-for-sale securities and the $20,000 decrease in the market valuation of the available-for-sale portfolio. The investment portfolio is managed to limit the Company's exposure to risk by investing primarily in mortgage-backed securities and other securities which are either directly or indirectly backed by the federal government or a local municipal government. The Company owns no equity securities in Freddie Mac nor Fannie Mae.

The Company's net loan portfolio increased by $3.8 million to $79.9 million at September 30, 2008 from $76.1 million at March 31, 2008. Loans on one to four-family real estate increased by $1.0 million, or 2.6%; loans on multi-family properties increased by $670,000, or 108.4%; commercial nonresidential real estate and farmland loans increased by $878,000, or 6.0%; construction and development loans increased by $971,000, or 33.4%; consumer and other loans increased by $71,000, or 1.1%; and commercial business and agricultural finance loans increased $3.0 million, or 25.4%. These increases were offset, in part, by the decrease of $632,000, or 23.2%, in loans to state and municpal governments. The total amount of undisbursed closed-ended lines of credit increased by $2.2 million, or 291.6% from $750,000 at March 31, 2008 to $2.9 million at September 30, 2008.

At September 30, 2008, the allowance for loan losses was $752,000, or 0.94%, of the net loan portfolio, which increased $25,000 from the allowance for loan losses at March 31, 2008 at $727,000, or 0.95%, of the net loan portfolio. During the first six-months of fiscal 2009, the Company charged off $147,000 of loan losses, $123,000 in commercial non-residential real estate and $24,000 in consumer and other loans. The chargeoffs of $147,000 were offset by $11,000 in recoveries in consumer and other loans and $1,000 in recoveries in loans for one- to four- family dwellings. Management reviews the adequacy of the allowance for loan losses quarterly, and believes that its allowance is adequate; however, the Company cannot assure that future chargeoffs and/or provisions will not be necessary. See “Asset Quality” for further information on delinquencies.

The Company had one foreclosed real estate property held for sale at September 30, 2008 and March 31, 2008. Foreclosed assets are carried at lower of cost or net realizable value. The real estate property held March 31, 2008, with a fair value of $16,000, was sold for $12,000 during the three and six months ended September 30, 2008. Also during the six months ended September 30, 2008, one loan was transferred to other real estate owned at a fair value of $90,000. The property is for sale.

Total deposits increased by $11.7 million, or 11.2%, to $115.6 million at September 30, 2008 from $103.9 million at March 31, 2008. The increase in total deposits was due to an increase of $3.6 million in certificates of deposit, an increase of $3.6 million in non-interest bearing demand deposits, and an increase of $4.5 million in savings, NOW, and money market accounts. The growth in certificates of deposit can be linked to two new types of certificates being offered, one for 27 months and one for 54 months. The customer has one opportunity to adjust the rate being paid on their certificate during the term of the certificate to the current rate being offered. Part of the increase in demand, savings, now and money markets accounts can be attributed to the deposit of $6,000,000 by a local municipality on September 30, 2008. The remaining growth in deposit accounts can be attributed to the instability of the stock market and customers looking for safe, secure, insured investments.

Other borrowings, consisting entirely of repurchase agreements, increased $1.3 million, or 8.2% from $16.3 million at March 31, 2008 to $17.6 million at September 30, 2008. The obligations are secured by mortgage-backed securities and US Government agency obligations held in safekeeping at Independent Bankers Bank in Springfield, Illinois. At September 30, 2008, the average rate on the repurchase agreements was 1.18% compared to 1.37% at March 31, 2008. The rate on approximately $16.7 million of the repurchase agreements reprice daily. All agreements mature periodically within 24 months.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Advances from borrowers for taxes and insurance decreased by $72,000 from $149,000 at March 31, 2008 to $77,000 at September 30, 2008. Accrued income taxes payable decreased $134,000. Accrued interest payable decreased by $10,000 and other liabilities decreased $98,000 from $1.2 million at March 31, 2008 to $1.1 million at September 30, 2008.

Stockholders' equity at September 30, 2008 was $12.0 million compared to $11.9 million at March 31, 2008, an increase of $98,000, or 0.8%. Factors relating to the increase in stockholders’ equity can be attributed to the addition of $418,000 in net income offset by $345,000 in dividends declared and paid, the increase in additional paid-in-capital of $168,000 relating to the options exercised during the period and the increase of $125,000 in additional paid-in-capital due to the expiration of the Recognition and Retention Plan (“RRP”) on July 29, 2008 offset by the purchase of $12,000 in incentive plan shares related to the Directors Retirment Plan. These increases are partially offset by the repurchase of $282,000 in treasury shares and the receipt of the $125,000 in RRP shares offset by the issuance of $164,000 in shares of First Robinson Financial stock relating to the exercise of stock options and the decrease of $13,000 in accumulated other comprehensive income due to the decline in the fair value of securities available for sale.

Results of Operations

Net Income

The Company earned $244,000 for the three month period ending September 30, 2008, versus $292,000 in the same period of 2007, a decrease of 16.4%. Earnings for the three months ended September 30, 2008 were positively impacted by a $92,000, or 8.7%, increase in net interest income and a $13,000, or 3.3%, increase in non-interest income, which were more than offset by an increase of $115,000, or 766.7% in provision for loan losses and an increase of $65,000, or 6.5%, in non-interest expense when compared to the prior year. For the six month period ended September 30, 2008, the earnings for the Company were $418,000 compared to $565,000 for the same period in the prior year, a decrease of 26.0%. Positively impacting earnings for the six month period ending September 30, 2008 compared to September 30, 2007 were an increase of $26,000, or 1.3%, in net interest income after provision for loan losses and a $61,000, or 7.8%, increase in non-interest income, which were more than offset by a $286,000, or 14.2%, increase in non-interest expense. The decrease in income in both the three-month and six-month periods can be attributed to increases in the provision for loan losses and non-interest expense, as described below.

Net Interest Income

For the three-month period ended September 30, 2008, net interest income totaled $1,151,000, an increase of 8.7%, or $92,000, compared to the same period of 2007. Net interest income increased in the three-month period ended September 30, 2008 versus the comparable period of 2007 due to an increase of $51,000, or 2.7%, in total interest income and the decrease of $41,000, or 5.1%, in total interest expense. The increase in total interest income was primarily due to an increase of $193,000, or 59.2%, in interest income from taxable securities offset, in part, by the decrease of $77,000, or 5.4%, in interest income from loans, the decrease of $57,000, or 64.0%, in other interest income, the decrease of $4,000, or 16.0%, in tax-exempt securities interest income and the decrease of $4,000, or 57.1%, in dividends from Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stocks, due to the non-payment of a dividend by the FHLB. The decrease in total interest expense is due to the decrease of $100,000, or 63.7% to $57,000 in interest expense on other borrowings, offset by interest expense on deposits increasing $59,000, or 9.1%, for the three months ended September 30, 2008 to $710,000 from $651,000 for the three months ended September 30, 2007.

For the six-month period ended September 30, 2008, net interest income totaled $2,241,000, an increase of $156,000, or 7.5%, over the same period in the prior year. Contributing to the increase was the increase of $114,000, or 3.1%, in total interest income and the decrease of $42,000, or 2.7% in total interest expense. The increase in total interest income can be attributed to a $265,000, or 39.9%, increase interest income from taxable securities and a $1,000, or 0.9%, increase in other interest income offset, in part, by the decrease of $136,000, or 4.9%, in interest income from loans, the decrease of $9,000, or 64.3%, in dividends from FHLB and FRB stocks, the decrease of $7,000, or 14.3%, in tax-exempt securities interest income. The decrease in total interest expense is due to interest expense on other borrowings decreasing by $168,000, or 61.3% to $106,000 for the six months ended September 30, 2008 from $274,000 for the same comparible period in 2007. While interest expense on deposits increased $126,000, or 9.9%, for the six months ended September 30, 2008 to $1,394,000 from $1,268,000 for the six months ended September 30, 2007.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

For the three-months ended September 30, 2008 total average interest earning assets increased by $16.2 million, or 14.2%, to $130.1 million as of September 30, 2008 from $113.9 million as of September 30, 2007. However, the yield on the earning assets decreased by 66 basis points when comparing the three months ended September 30, 2008 to the same period in 2007. Total average interest bearing liabilities for the three months ended September 30, 2008 were $114.1 million compared to $94.7 million as of September 30, 2007, an increase of $19.4 million, or 20.4%. As was the case with the yield on assets, the cost on the average interest bearing liabilities decreased by 72 basis points. For the three-month period ended September 30, 2008, the net interest spread increased 6 basis points to 3.21% versus 3.15% in the comparable period of 2007. The six-month period ending September 30, 2008 is a copy of the three-months ended September 30, 2008, as far as the increase in both interest-earning assets and interest-bearing liabilities and the decrease in the yield earned and paid. However, unlike the three-month period, the net interest rate spread for the six-months ended September 30, 2008 decreased 9 basis points to 3.14% from 3.23% for the six-months ended September 30, 2007.

The average daily loan balances for the quarter ended September 30, 2008 increased $2.8 million, or 3.8%, to $77.9 million, versus $75.1 million for the same period of 2007. During the same period, the yield on loans decreased 67 basis points to 6.89% from 7.56% for the September 30, 2008 quarter compared to the September 2007 quarter. The average daily loan balances for the six-month period ending September 30, 2008 increased 3.5% to $76.7 million, versus the average daily loan balances of $74.1 million for the same period of 2007. The yield on loans, for the six-months ended September 30, 2008, declined by 61 basis points to 6.93% from 7.54% in the same six-month period of 2007.

The average daily securities balances, the Company’s interest-earning demand deposits and the federal funds sold balances for the second quarter of fiscal year 2009 increased $13.3 million, or 35.1%, to $51.3 million, versus $38.0 million for the same period of fiscal year 2008. During the same period, income from these sources increased by $132,000, or 30.0%, to $572,000 versus $440,000 during the second quarter of fiscal year 2008. The average daily balances of securities, interest-earning demand deposits and federal funds sold for the first six months of fiscal 2009 increased $15.5 million, or 44.1%, to $50.7 million, versus $35.2 million for the same period of fiscal year 2008. During the same periods, income from securities, interest-earning demand deposits and federal funds sold increased by $259,000, or 31.5%, to $1,080,000 versus $821,000 during the six months of fiscal 2008. The increase in investment interest income was primarily the result of the $15.5 million, or 44.1%, increase in average daily balance of investments outstanding when comparing the six-months ended September 2008 to the six-months ended September 2007.

Dividends received from FHLB and FRB stocks decreased by $4,000, or 57.1%, when comparing the September 2008 quarter to the September 2007 quarter and $9,000, or 64.3%, for the six-months ended September 2008 from the six-months ended September 2007. The rate of return on the FRB stock was steady at 6.00% for the September 2008 quarter, the September 2007 quarter, and the six-months ended September 2008 and 2007. The FHLB Chicago paid no dividends during the quarter ended nor the six-months ended September 30, 2008. On September 26, 2007, the Company received a letter from the FHLB of Chicago regarding a Consent Cease and Desist Order it was issued from its regulator, the Federal Housing Finance Board, now the Federal Housing Finance Agency. The Order prohibits the FHLB of Chicago from repurchasing or redeeming any of its capital stock without prior approval from its regulator. The Order also proposes that the declaration of a dividend by the FHLB of Chicago on its capital stock be subject to prior written approval. The Company can make no prediction as to if or when the FHLB will resume dividend payments.

Total interest expense decreased $41,000, or 5.1%, to $767,000 for the three-month period ended September 30, 2008, from $808,000 for the comparable period in 2007. Contributing to the decrease was a 72 basis point decrease in the Company's daily cost of funds to 2.69%, versus 3.41% for the same period of 2007, partially offset by, the increase of $19.4 million in the average balance of interest bearing liabilities from $94.7 million at September 30, 2007 to $114.1 million at September 30, 2008. Total interest expense also decreased $42,000, or 2.7%, to $1,500,000 for the six-month period ended September 30, 2008, from $1,542,000 for the comparable period in 2007. The decrease was primarily the result of a 67 basis point decrease in the daily cost of funds to 2.69%, versus 3.36% for the same period of 2007, offset in part, by the increase of $20.0 million in the average balance of interest-bearing liabilities to $111.7 million at September 30, 2008 from $91.7 million as of September 30, 2007.

On an average daily basis, total interest-bearing deposits increased $17.4 million, or 22.2%, to $95.6 million for the three-month period ended September 30, 2008, versus $78.2 million in the same period in 2007. The average cost of funds decreased by 36 basis points to 2.97% for the September 2008 quarter versus the September 2007 quarter at 3.33%. The average daily balance of interest-bearing deposits for the six-month period ended September 2008 also increased by $16.6 million, or 21.3%, to $94.5 million from $77.9 million. When comparing the average cost of funds on deposits for the September 2008 six-month period to the same period ending September 30, 2007 there was a decrease of 67 basis points from 3.26% to 2.95%.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

For the three-months ended September 30, 2008 versus the same period of 2007, the average daily balance of short-term borrowings and federal funds purchased increased $1.9 million, or 11.9%, from $16.5 million to $18.4 million. The average cost of funds decreased for the September 2008 quarter by 257 basis points from 3.80% to 1.23%. The average daily balance of short-term borrowings for the six-months ended September 30, 2008 increased by $3.4 million, or 24.8%, to $17.2 million from $13.8 million for the six-month period ending September 30, 2007 while the average cost of funds decreased by 273 basis points to 1.24% from 3.97% when comparing the six-months of fiscal year 2009 to fiscal year 2008.

Provision for Loan Losses

The provision for loan losses for the quarter ended September 30, 2008 was $130,000 an increase of $115,000, or 766.7%, over the quarter ended September 30, 2007. The loan loss provision for the six-month period ending September 30, 2008 was $160,000, or 433.3%, compared to $30,000 for the six-months ended September 30, 2007. The provision for both periods reflects management's analysis of the Company's loan portfolio based on the information which was available to the Company. Management meets on a quarterly basis to review the adequacy of the allowance for loan losses based on Company guidelines. Classified loans are reviewed by the loan officers to arrive at specific reserve levels for those loans. Once the specific reserve for each loan is calculated, management calculates general reserves for each loan category based on a combination of loss history adjusted for current national and local economic conditions, trends in delinquencies and charge-offs, trends in volume and term of loans, changes in underwriting standards, and industry conditions. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company's management believes that, as of September 30, 2008, its allowance for loan losses was adequate.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Non-Interest Income
Non-interest income categories for the three and six-month periods ended September 30, 2008 and 2007 are shown in the following table:

	Three Months Ended
	September 30,
	2008	2007	% Change
	(In thousands)
Non-interest income:
Charges and fees on deposit accounts	$231	$245	(5.7)%
Charges and other fees on loans	40	19	110.5
Net gain on sale of loans	30	24	25.0
Net gain on sale of foreclosed property	—	3	(100)
Net realized gain on sale of available-for-sale securities	2	—	—
Other	105	104	1.0

Total Non-Interest Income	$408	$395	3.3%

	Six Months Ended
	September 30,
	2008	2007	% Change
	(In thousands)
Non-interest income:
Charges and fees on deposit accounts	$448	$462	(3.0)%
Charges and other fees on loans	84	57	47.4
Net gain on sale of loans	72	55	30.9
Net gain on sale of foreclosed property	—	3	(100.0)
Net realized gain on sale of available for sale securities	2	—	—
Other	234	202	15.8

Total Non-Interest Income	$840	$779	7.8%

Charges and fees on deposit accounts decreased $14,000 for the three-month and $14,000 for the six-month periods ended September 30, 2008 versus the same periods in 2007. This decrease is primarily from a drop in overdraft and insufficient funds fees. Charges and other fees on loans increased in both the three and six-month periods ending September 30, 2008, by $21,000 and $27,000, respectivley, when compared to the same periods in 2007 due to an increase in mortgage servicing rights and other loans serviced by the Bank.

The increase of $6,000 for the quarter ended September 30, 2008 and $17,000 for the six-months ended September 30, 2008, in gains on the sale of loans, resulted primarily from an increase in the amount of loans sold when comparing 2008 to 2007. For the three-months ended September 30, 2008, the Company sold $1.9 million in mortgage loans versus $1.6 million in the comparable period of 2007. The Company sold $4.5 million in loans for the six-month period ending September 30, 2008 compared to $3.5 million during the same period in 2007.

Other income consists of normal recurring fee income such as commissions from PrimeVest Investment Services, our investment brokerage service, the cash value of life insurance, ATM/Debit card interchange income and fees, and safe deposit box rent, as well as other income that management classifies as non-recurring. Other income increased $1,000 and $32,000, respectively, in the three and six-month periods ended September 30, 2008 versus the same period of 2007. The primary driver behind the increases in the three and six-month periods can be attributed to the increase in commission received from the sale of annuities and other investments by our PrimeVest bokerage service and the increase in ATM/debit card interchange income resulting from the promotion of the use of debit cards in relation to “Reward Checking”.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Non-Interest Expense

Non-interest expense categories for the three and six-month periods ended September 30, 2008, and 2007 are shown in the following table:

	Three Months Ended
	September 30,
	2008	2007	% Change
	(In thousands)
Non-interest expense:
Compensation and employee benefits	$569	$508	12.0%
Occupancy and equipment	158	154	2.6
Foreclosed property expense	6	2	200.0
Data processing	60	52	15.4
Audit, legal and other professional	49	52	(5.8)
Advertising	52	30	73.3
Telephone and postage	33	22	50.0
Net loss on disposal of fixed assets	—	4	(100.0)
Other	135	173	(22.0)

Total Non-Interest Expense	$1,062	$997	6.5%

	Six Months Ended
	September 30,
	2008	2007	% Change
	(In thousands)
Non-interest expense:
Compensation and employee benefits	$1,301	$1,100	18.3%
Occupancy and equipment	333	304	9.5
Foreclosed property expense	7	2	250.0
Data processing	119	103	15.5
Audit, legal and other professional	99	90	10.0
Advertising	97	63	54.0
Telephone and postage	59	47	25.5
Net loss on sale of foreclosed property	4	—	—
Net loss on disposal of fixed assets	—	4	(100.0)
Other	276	296	(6.8)

Total Non-Interest Expense	$2,295	$2,009	14.2%

Compensation and employee benefits increased by $61,000 when comparing the September 2008 and 2007 quarters primarily due to a $55,000 increase in salaries, an $8,000 increase in costs associated with insurance benefits paid by the Company for employees and a $4,000 increase in contributions to the 401(k) plan offset by a $5,000 decrease in market value of the shares held in the Directors Retirement Plan and a decrease of $3,000 in fees paid to Directors. When comparing the six months ended September 30, 2008 to the same period in 2007, there was a $201,000 increase in compensation and employee benefits. The largest contributing factors were a $98,000 increase in expense related to options exercised, a $76,000, or 10.0%, increase in salaries, a $13,000 increase in the market value of the shares held in the Directors Retirement Plan, an $18,000 increase in costs associated with insurance benefits paid by the Company for employees and a $9,000 increase in contributions to the 401(k) plan. These increases are offset, in part, by a $7,000 decrease in fees paid to the Directors. Fees paid to the Directors decreased due to there being six Directors now as opposed to seven in the previous year. The increase in salaries can be attributed to the hiring of a trust officer in July 2008 and the hiring of five, during August and September 2008, of the employees for the branch in Vincennes, Indiana. Salary and employee benefits may increase in the near future when all of the Vincennes staff is hired. However, as all options have now been exercised and the options expired on July 29th of this year, there should be no future expenses associated with options.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Occupancy and equipment expense increased by $4,000 for the three-month period ending September 30, 2008 compared to September 30, 2007 and increased by $29,000 when comparing the six-month periods ending September 30, 2008 to September 30, 2007. These increases for the three-month period and six-month period reflects an increase in the costs associated with updating and maintaining the office buildings and beginning to remodel the facility in Vincennes. Occupancy and equipment expense could increase in the coming year due to the new branch in Vincennes, Indiana.

Data processing expenses increased $8,000 for the three-months and $16,000 for the six-months ended September 30, 2008 compared to the same periods in the prior year due to the cost of keeping up with advances in technology.

Audit, legal and other professional fees decreased $3,000 for the three-month period and increased $9,000 for the six-month period ended September 30, 2008 compared to the same periods in the prior year. The decrease for the three-month period is primarily due to a decrease of $10,000, or 23.8%, in audit expense, offset by a $7,000, or 77.8%, increase in legal expense. For the six-month period, the increase of $9,000, is derived from the increase of $7,000, or 35.0%, in legal fees, the increase of $3,000 for a network assessment performed on the computer system of the Company, and an increase of $1,000 in transfer agent expenses, offset by the decrease of $2,000 in audit and accounting expenses.

Other expense includes miscellaneous operating expenses such as office supplies, ATM/Debit card interchange fees, check processing fees, loan expenses, federal deposit insurance premiums and assessments by the bank regulators among others. When comparing the September 30, 2008 quarter to the September 30, 2007 quarter, the decrease of $38,000 in other expenses can be attributed, in part, to decreases in expenses related to check processing costs, business entertainment expense and expenses associated with stationary and printing costs. The decrease of $20,000 in other expenses in the six-month period ending September 30, 2008 verses the same period in 2007 is, in part, the result of decreases in expenses associated with check processing costs, bounce protection program expenses, stationary and printing costs, and business entertainment expense. Offsetting these decreases is the increase of $18,000 in other expenses that can be attributed, in part, in costs to a consulting company for ideas in improving non-interest income and cutting non-interest expenses.

Income Tax Expense

Income tax expense decreased $27,000, or 18.0%, for the three-months ending September 30, 2008, compared to the same period in 2007. Income tax expense for the six-moth period decreased $52,000, or 20.0%, compared to the same period of 2007. Both decreases were attributed in part to decreased profitability. The combined state and federal income tax expense as a percentage of income before income tax expense decreased to 33.5% during the three-month period of 2008 compared to 33.9% during the same period in 2007. The combined state and federal income tax expense as a percentage of income before income tax expense increased to 33.2% for the six-months ended September 30, 2008 compared to 31.5% for the six-month period ending September 30, 2007.

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

Liquidity resources are used principally to meet outstanding commitments on loans, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. The Company anticipates no foreseeable problems in meeting current loan commitments. At September 30, 2008, outstanding commitments to extend credit, amounted to $18.9 million (including $11.8 million, in available revolving and closed-ended commercial and agricultural lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet any foreseeable liquidity needs.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

The Company maintains a $25.8 million line of credit with the FHLB, which can be accessed immediately. The Company regularly uses FHLB Letters of Credit as security for public unit deposits. The available line of credit with the FHLB is reduced by the amount of these letters of credit. However, as of September there were no FHLB letters of credit pledged. The available line of credit with the FHLB is also reduced by $1.6 million for the credit enhancement reserve established as a result of the participation in the FHLB Mortgage Partnership Finance (“MPF”) program. The Company also maintains a $5.0 million revolving line of credit and a $600,000 revolving line of credit with Independent Banker’s Bank located in Springfield, Illinois. Subsequent to September 30, 2008 the Company borrowed $558,000 on this line of credit. The Company has also established borrowing capabilities at the discount window with the Federal Reserve Bank of St. Louis.

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

At September 30, 2008 the Bank’s compliance with all of the aforementioned capital requirements is summarized below:

					To be Well Capitalized
					Under the Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital
(to Risk-Weighted Assets)	$12,832	15.62%	$6,574	8.00%	$8,218	10.00%
Tier I Capital
(to Risk-Weighted Assets)	12,068	14.69	3,287	4.00	4,931	6.00
Tier I Capital
(to Average Assets)	12,068	8.65	5,578	4.00	6,973	5.00

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

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

PART II OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1.A.	Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-KSB

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by the Company for the quarter ended September 30, 2008 regarding the Company’s common stock.

PURCHASES OF EQUITY SECURITIES BY COMPANY (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/2008 – 7/31/2008	2,300	$35.50	2,300	26,392
8/1/2008 – 8/31/2008	4,231	35.54	3,900	22,492
9/1/2008 – 9/30/2008	550	36.00	550	21,942
Total	7,081	$35.56	6,750	21,942
(1) On July 24, 2008, the Board of Directors of First Robinson Financial Corporation voted to approve the extension and expansion of the repurchase program of its equity stock approved on September 18, 2007. The Company may repurchase up to 22,000 additional shares of the Company’s outstanding common stock in the open market or in negotiated private transactions from time to time when deemed appropriate by management. The increase represents approximately 5% of the Company’s issued and outstanding shares.  As of July 24, 2008, the Company had repurchased 20,108 shares of its common stock out of the 25,000 shares that had been previously authorized for repurchase.  As a result of these actions, the Company is currently authorized to repurchase 26,892 shares of common stock. The Program, with an original expiration date of September 17, 2008, has been extended to August 1, 2009 or the completion of the repurchase of the 26,892 shares. As of September 30, 2008, 4,950 shares of the 26,892 have been purchased in the new program leaving 21,942 remaining to be purchased.

Item 3.	Defaults Upon Senior Executives
None

PART II OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders
(a)	On July 24, 2008, the Company held its Annual Meeting of Stockholders.

(b)
At the meeting, Rick L. Catt and Steven E. Neeley were elected as directors for terms to expire in 2011. Those directors continuing in office are J. Douglas Goodwine, Robin E. Guyer, Scott F. Pulliam, and William K. Thomas.

(c)	Stockholders voted on the following matters:

(i)	The election of the following two directors of the Corporation:

				BROKER
VOTES:	FOR	WITHHELD	ABSTAIN	NON-VOTES

Rick L. Catt	382,261	1,400	—	—
Steven E. Neeley	380,645	3,016	—	—

(ii)	The ratification of the appointment of BKD, LLP as auditors for the Company for the fiscal year ending March 31, 2009:

				BROKER
VOTES:	FOR	WITHHELD	ABSTAIN	NON-VOTES
	381,565	1,996	100	—

Item 5.	Other Information
None

Item 6.	Exhibits

1.	Exhibit 31: Section 302 Certifications

2.	Exhibit 32: Section 906 Certifications

SIGNATURES

Pursuant to the requirements of  the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST ROBINSON FINANCIAL
CORPORATION

Date: November 14, 2008	/s/ Rick L. Catt
Rick L. Catt
President and Chief Executive Officer

Date: November 14, 2008	/s/ Jamie E. McReynolds
Jamie E. McReynolds
Chief Financial Officer and Vice President

EXHIBIT INDEX

Exhibit No.

31.1	Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002