Form 10-Q
period 2008-12-31
FIRST ROBINSON FINANCIAL CORP
filed 2009-02-13
CIK 1035991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	_____________________ to ________________________

Commission File Number 029276

FIRST ROBINSON FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	36-4145294
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

501 East Main Street, Robinson, Illinois	62454
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(618) 544-8621

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

Larger Accelerated ☐ Filer		Accelerated Filer ☐
Non-Accelerated Filer ☐	(Do not check if a smaller reporting company)	Smaller Reporting ☒ Company

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

      The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  435,232 shares of common stock, par value $.01 per share, as of February 12, 2009.

FIRST ROBINSON FINANCIAL CORPORATION

Index to Form 10-Q

Item 1:

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	(Unaudited)
	December 31, 2008	March 31, 2008
ASSETS

Cash and cash equivalents	$11,787	$19,528
Available-for-sale securities	48,209	31,535
Loans, held for sale	376	101
Loans, net of allowance for loan losses of $757 and $727
at December 31, 2008 and March 31, 2008, respectively	84,528	76,145
Federal Reserve and Federal Home Loan Bank stock	808	808
Premises and equipment, net	3,724	2,851
Foreclosed assets held for sale, net	90	16
Interest receivable	759	758
Cash surrender value of life insurance	1,440	1,396
Other assets	773	671

Total Assets	$152,494	$133,809

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$121,530	$103,898
Other borrowings	17,182	16,253
Advances from borrowers for taxes and insurance	99	149
Accrued income taxes	136	159
Deferred income taxes	200	2
Interest payable	261	262
Other liabilities	1,123	1,210
Total Liabilities	140,531	121,933

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock, $.01 par value; authorized 500,000 shares, no shares issued and outstanding	—	—
Common stock, $ .01 par value; authorized 2,000,000 shares; 859,625 shares issued; outstanding December 31, 2008– 435,232 shares; March 31, 2008 – 451,464 shares	9	9
Additional paid-in capital, December 31, 2008 - 0 shares; March 31, 2008 – 7,231 shares	8,772	8,491
Retained earnings	10,381	10,114
Accumulated other comprehensive income	636	247
Treasury stock, at cost
Common: December 31, 2008 – 424,393 shares; March 31, 2008 – 400,930 shares	(7,835)	(6,985)

Total Stockholders’ Equity	11,963	11,876

Total Liabilities and Stockholders’ Equity	$152,494	$133,809

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine-Month Periods Ended December 31, 2008 and 2007
(In thousands, except per share data)
(Unaudited)

	Three-Month Period		Nine-Month Period

	2008	2007	2008	2007
Interest and Dividend Income:
Loans	$1,364	$1,448	$4,020	$4,240
Securities:
Taxable	527	314	1,456	978
Tax-exempt	27	23	69	72
Other interest income	8	75	117	183
Dividends on Federal Reserve Bank stock	3	2	8	16

Total Interest and Dividend Income	1,929	1,862	5,670	5,489

Interest Expense:
Deposits	762	688	2,156	1,956
Other borrowings	23	137	129	410

Total Interest Expense	785	825	2,285	2,366

Net Interest Income	1,144	1,037	3,385	3,123

Provision for Loan Losses	30	30	190	60

Net Interest Income After Provision for Loan Losses	1,114	1,007	3,195	3,063

Non-interest income:
Charges and fees on deposit accounts	223	226	671	688
Charges and other fees on loans	26	34	111	91
Net gain on sale of loans	27	37	99	92
Net gain on sale of foreclosed assets	—	—	—	3
Net realized gain on sale of available-for-sale investments	—	—	2	—
Other	108	97	342	298

Total Non-Interest Income	384	394	1,225	1,172

Non-interest expense:
Compensation and employee benefits	644	537	1,945	1,637
Occupancy and equipment	132	157	465	461
Foreclosed property expense	3	—	10	2
Data processing	79	59	198	161
Audit, legal and other professional	49	51	148	141
Advertising	59	26	156	89
Telephone and postage	48	24	107	71
Net loss on sale of foreclosed property	—	—	4	—
Net loss on disposal of fixed assets	—	—	—	4
Other	201	153	477	450

Total Non-Interest Expense	1,215	1,007	3,510	3,016

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
For the Three and Nine-Month Periods Ended December 31, 2008 and 2007
(In thousands, except per share data)
(Unaudited)

	Three-Month Period		Nine-Month Period

	2008	2007	2008	2007

Income before income taxes	283	394	910	1,219

Provision for income taxes	89	133	298	393

Net Income	$194	$261	$612	$826

Earnings Per Share-Basic	$0.46	$0.60	$1.41	$1.82
Earnings Per Share-Diluted	$0.44	$0.57	$1.36	$1.73

Comprehensive Income

Net Income	$194	$261	$612	$826

Other Comprehensive Income:

Unrealized gains on securities	643	357	625	309

Realized gain on securities	—	—	(2)	—

Related tax effects	(241)	(134)	(234)	(116)

Other Comprehensive Income	402	223	389	193

Comprehensive Income	$596	$484	$1,001	$1,019

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine-Months Ended December 31, 2008 and 2007
(In thousands, except per share data)
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, April 1, 2007	484,908	$9	$8,406	$9,459	$(199)	$(5,785)	$11,890

Comprehensive income
Net income				826			826
Change in unrealized appreciation on available-for-sale securities, net of taxes of $116					193		193

Total comprehensive income							1,019

Treasury shares purchased	(34,928)					(1,160)	(1,160)
Dividends on common stock, $0.65 per share				(316)			(316)
Stock options exercised	4,000		66			69	135
Incentive compensation			(10)				(10)
Balance, December 31, 2007	453,980	$9	$8,462	$9,969	$(6)	$(6,876)	$11,558

Balance, April 1, 2008	451,464	$9	$8,491	$10,114	$247	$(6,985)	$11,876

Comprehensive income
Net income				612			612

Realized gain on securities sold
Change in unrealized appreciation on available-for-sale securities, net of taxes of $234					389		389
Total comprehensive income							1,001

Treasury shares purchased	(25,684)					(889)	(889)
Transfer of Unallocated Recognition and Retention Shares to Treasury Shares			125			(125)	—
Dividends on common stock, $0.75 per share				(345)			(345)
Stock options exercised	9,452		168			164	332
Incentive compensation			(12)				(12)
Balance, December 31, 2008	435,232	$9	$8,772	$10,381	$636	$(7,835)	$11,963

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine-Months Ended December 31, 2008 and 2007
(In thousands)
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net income	$612	$826
Items not requiring (providing) cash
Depreciation and amortization	193	221
Provision for loan losses	190	60
Amortization of premiums and discounts on securities	(19)	(31)
Amortization of loan servicing rights	48	40
Compensation related to the exercise of options	182	69
Deferred income taxes	(36)	(28)
Originations of mortgage loans held for sale	(6,503)	(5,835)
Proceeds from the sale of mortgage loans	6,327	5,927
Net gain on loans sold	(99)	(92)
Net realized gain on available for sale securities sold	(2)	—
Net loss (gain) on sale of foreclosed property	4	(3)
Net loss on disposal of fixed assets	—	4
Cash surrender value of life insurance	(44)	(41)
Changes in:
Interest receivable	(1)	9
Other assets	(179)	(139)
Accrued income taxes	(23)	54
Interest payable	(1)	36
Other liabilities	(87)	19

Net cash provided by operating activities	562	1,096

Cash flows from investing activities:
Purchase of securities available for sale	(23,505)	(2,072)
Proceeds from maturities of available for sale securities	1,100	300
Proceeds from sale of available for sale securities	953	—
Repayments of principal on mortgage-backed securities	5,422	3,765
Net change in loans	(8,663)	(8,589)
Proceeds from sale of foreclosed assets	12	27
Purchase of premises and equipment	(1,037)	(45)

Net cash used in investing activities	(25,718)	(6,614)

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For The Nine-Months Ended December 31, 2008 and 2007
(In thousands)
(Unaudited)

	2008	2007

Cash flows from financing activities:
Net increase in deposits	$17,632	$9,268
Proceeds from other borrowings	110,938	99,464
Repayment of other borrowings	(110,009)	(93,319)
Proceeds from federal funds purchased	—	95,955
Repayment of federal funds purchased	—	(95,955)
Purchase of incentive plan shares	(12)	(10)
Proceeds received from exercise of stock options	150	66
Purchase of treasury stock	(889)	(1,160)
Dividends paid	(345)	(316)
Net decrease in advances from borrowers for taxes and insurance	(50)	(48)

Net cash provided by financing activities	17,415	13,945

(Decrease) increase in cash and cash equivalents	(7,741)	8,427

Cash and cash equivalents at beginning of period	19,528	4,049

Cash and cash equivalents at end of period	$11,787	$12,476

Supplemental Cash Flows Information:

Interest paid	$2,284	$2,330

Income taxes paid (net of refunds)	382	367

Real estate acquired in settlement of loans	90	24

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The condensed consolidated financial statements include the accounts of First Robinson Financial Corporation (the “Company”) and its wholly owned subsidiary, First Robinson Savings Bank, National Association (the “Bank”).  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission.  The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on  Form 10-Q and Article 8-03 of Regulation of S-X.  Accordingly, they do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in stockholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management of the Company, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at December 31, 2008, the results of its operations for the three month and nine month periods ended December 31, 2008 and 2007, the changes in stockholders’ equity for the nine month periods ended December 31, 2008 and 2007, and cash flows for nine month periods ended December 31, 2008 and 2007.  The results of operations for those months ended December 31, 2008 are not necessarily indicative of the results to be expected for the full year.

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

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheet at December 31, 2008.

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

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the FAS 157 hierarchy in which the fair value measurements fall as of December 31, 2008 (in thousands):

	Carrying value at December 31, 2008
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Obervable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$48,209	$—	$48,209	$—

The Company may be required, from time to time, to measure certain other financial assets and liabilities on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis in the first nine months of fiscal 2009 that were still held on the balance sheet at December 31, 2008, the following table provides the level of valuation assumptions used to determine each adjustment and the fair value of the assets at December 31, 2008 (in thousands).

Carrying value at December 31, 2008
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$63	$—	$—	$63

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company has not elected the fair value option for any financial assets or liabilities as of December 31, 2008.

 FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Federal Home Loan Bank Stock

The Company owns approximately $642,000 of Federal Home Loan Bank of Chicago (“FHLB”) stock.  During the third quarter of 2007, the FHLB of Chicago received a Cease and Desist Order from its regulator, the Federal Housing Finance Agency.  The order generally prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Agency.  With regard to dividends, which have not been declared since July 24, 2007,  the FHLB will continue to assess its dividend capacity each quarter and make appropriate requests for approval.  Management performed an analysis and deemed the Company’s investment in FHLB stock to be not impaired as of December 31, 2008.

During the second quarter of 2008, the FHLB reported that it will no longer enter into new master commitments or renew existing master commitments to purchase mortgage loans from participating financial institutions under the Mortgage Partnership Finance (“MPF”) program.  It continued to fund new loans under existing master commitments through October 31, 2008.  In September 2008, the FHLB announced a new MPF program, MPF Xtra, pursuant to which the FHLB will sell a participant’s loans to Fannie Mae. As with the MPF program, the MPF Xtra product does not require a credit enhancement reserve.  The Company is currently participating in the new MPF Xtra program.

4.	Authorized Share Repurchase Program

On July 24, 2008, the Board of Directors of the Company voted to approve the extension and expansion of the repurchase program of its equity stock approved on September 18, 2007.  The Company may repurchase up to 22,000 additional shares of the Company’s outstanding common stock in the open market or in negotiated private transactions from time to time when deemed appropriate by management. The increase represents approximately 5% of the Company’s issued and outstanding shares.  As of July 24, 2008, the Company had repurchased 20,108 shares of its common stock out of the 25,000 shares that had been previously authorized for repurchase.  As a result of these actions, the Company is currently authorized to repurchase 26,892 shares of common stock.  The program, with an original expiration date of September 17, 2008, has been extended to August 1, 2009 or  the earlier of the completion of the repurchase of the 26,892 shares.   As of December 31, 2008, 22,698 shares of the 26,892 have been purchased in the expanded program leaving 4,194 remaining to be purchased.

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

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Earnings Per Share for the Three-Month Periods

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share gives effect to the increase in the average shares outstanding which would have resulted from the exercise of dilutive stock options.  As of December 31, 2008, all outstanding options had been exercised.  Therefore, there is no dilutive effect with regards to options for the earnings per share calculation for the three month period ended December 31, 2008.  The components of basic and diluted earnings per share for the three months ended December 31, 2008 and 2007 were computed as follows (dollar amounts in thousands except share data):

		Weighted
		Average	Per Share
	Income	Shares	Amount

For the Three-Months Ended December 31, 2008:

Basic Earnings per Share:
Income available to common stockholders	$194	426,388	$0.46

Effect of Dilutive Securities:
Incentive plan shares		16,299

Diluted Earnings per Share:
Income available to common stockholders	$194	442,687	$0.44

For the Three-Months Ended December 31, 2007:

Basic Earnings per Share:
Income available to common stockholders	$261	437,534	$0.60

Effect of Dilutive Securities:
Incentive plan shares		16,287
Stock options		6,050

Diluted Earnings per Share:
Income available for common stockholders	$261	459,871	$0.57

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Earnings Per Share for the Nine-Month Periods

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share gives effect to the increase in the average shares outstanding which would have resulted from the exercise of dilutive stock options.  As of December 31, 2008, all outstanding options had been exercised.  Therefore, there is no dilutive effect with regards to options for the earnings per share calculation for the nine month period ended December 31, 2008.   The components of basic and diluted earnings per share for the nine months ended December  31, 2008 and 2007 were computed as follows (dollar amounts in thousands except share data):

		Weighted
		Average	Per Share
	Income	Shares	Amount

For the Nine-Months Ended December 31, 2008:

Basic Earnings per Share:
Income available to common stockholders	$612	435,038	$1.41

Effect of Dilutive Securities:
Unearned incentive plan shares		16,139

Diluted Earnings per Share:
Income available to common stockholders	$612	451,177	$1.36

For the Nine-Months Ended December 31, 2007:

Basic Earnings per Share:
Income available to common stockholders	$826	454,479	$1.82

Effect of Dilutive Securities:
Unearned incentive plan shares		16,193
Stock options		6,054

Diluted Earnings per Share:
Income available for common stockholders	$826	476,726	$1.73

8.	Current Economic Conditions

The current economic environment presents financial institutions with unprecedented circumstances and challenges which in some cases resulted in large declines in the fair values of investments and other assets, constraints on liquidity and significant credit quality problems including severe volatility in the valuation of real estate and other collateral supporting loans.  The financial statements have been prepared using values and information currently available to the Company.

Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses, and capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Recent Accounting Pronouncements

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

In January 2008, the FASB issued Staff Position (FSP) EITF 99-20-1.  This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests  That Continue to be Held by a Transforer in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occured.  The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment  and the related disclosure requirements  in FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  The FSP is effective for interm and annual periods ending after December 15, 2008.  The FSP had no effect on the Company.

Item  2:
FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Forward-Looking Statements

When used in this filing and in future filings by First Robinson Financial Corporation (the “Company”) with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “believe,” “expect,” “should,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors that could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions nationally and in the Company’s market area; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality of composition of the loan or investment portfolios; changes in accounting principles, policies, or guidelines; fluctuations in interest rates; deposit flows; demand for loans in the Company’s market area; real estate values; credit quality and adequacy of reserves; competition; customer growth and retention; earnings growth and expectations; new products and services; technological factors affecting operations, pricing of products and services; employees; unforseen difficulties and higher than expected costs associated with the implementation of our Strategic Plan; or failure to improve operating efficiencies through expense controls; all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.   References in this filing to “we,” “us,” and “our” refer to the Company and/or the Bank, as the content requires.  The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Overview

First Robinson Financial Corporation (the “Company”) is the holding company for First Robinson Savings Bank, National Association (the “Bank”). The Company is headquartered in Robinson, Illinois and operates four full service offices and one drive-up facility in Crawford County.  A full-service branch in Vincennes, Indiana opened December 29, 2008. Assets grew $18.7 million from $133.8 million at March 31, 2008 to $152.5 million at December 31, 2008.  See “Financial Condition” for more information. The Company earned $194,000 for the three month period ending December 31, 2008, versus $261,000 in the same period of 2007, a decrease of 25.7%. Earnings for the three months ended December 31, 2008 were positively impacted by a $107,000, or 10.6%, increase in net interest income after provision for loan losses which was more than offset by an increase of $208,000, or 20.7%, in non-interest expense and a decrease of $10,000, or 2.5% in non-interest income when compared to the prior year. Basic earnings per share for the December 31, 2008 three month period were $0.46 per share versus $0.60 per share for the same period of 2007.  Diluted earnings per share reflect incentive plan shares and the potential dilutive impact of stock options granted under the stock option plan.  Diluted earnings per share for the three months ending December 31, 2008 were $0.44 per share, versus $0.57 per share for the three months ending December 31, 2007. For the nine month period ended December 31, 2008, the earnings for the Company were $612,000 compared to $826,000 for the same period in the prior year, a decrease of 25.9%.   Positively impacting earnings for the nine month period ending December 31, 2008 compared to December 31, 2007 were an increase of $132,000, or 4.3%, in net interest income after provision for loan losses and a $53,000, or 4.5%, increase in non-interest income, which were more than offset by a $494,000, or 16.4%, increase in non-interest expense. Basic earnings per share for the December 31, 2008 nine month period were $1.41 per share versus $1.82 per share for the same period of 2007.  Diluted earnings per share reflect incentive plan shares and the potential dilutive impact of stock options granted under the stock option plan.  Diluted earnings per share for the nine months ending December 31, 2008 were $1.36 per share, versus $1.73 per share for the nine months ending December 31, 2007.

The Company’s principal business, through its operating subsidiary, the Bank, consists of accepting deposits from the general public in our market area and investing these funds primarily in loans, mortgage-backed securities and other securities.  Loans consist primarily of loans secured by residential real estate located in our market area, consumer loans, commercial loans, and agricultural loans.  With the addition of a branch in Vincennes, Indiana, our market area has expanded to include Knox and surrounding counties in Indiana along with Crawford and contiguous counties in Illinois.

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

Business Strategy and Recent Events

The Bank, the Company’s operating subsidiary, is a community-oriented, locally owned financial institution offering community-banking services to residents and businesses of Crawford County, Illinois, Knox County, Indiana and their surrounding counties.  We consider this our primary market area.  On February 29, 2008, the Bank acquired a commercial building on Kimmel Road near the junction of U.S. Route 41 and Hart Street in Vincennes, Indiana. We received regulatory approval to establish a branch in May 2008 and opened our new branch in Vincennes on December 29, 2008. Our branch in Vincennes goes by the popular name of First Vincennes Savings Bank.  This has allowed the Bank to move into an area with a population that is nearly double that of our current market in Crawford County.  We are still committed to growing our institution in Crawford County and gaining a larger share of the market; however, this new location will provide additional opportunities that are still within 40 miles of our home office.

Periodically, the Board of Directors and management meet to strategically plan for the future.  We review and discuss both current and new products and services to determine their effect on our profitability and customer service. The Board of Directors approved the submission of an application to the OCC for fiduciary powers and, on July 1, 2008, approval of fudiciary powers was received.  A trust officer began employment with the Bank in July 2008 and we began offering trust services shortly thereafter.  We also monitor any and all current events and economic trends in our local area that could materially impact the Bank’s earnings.  At the present time, the employment market has remained stable in Crawford County and economic trends in the area also appear stable, although such trends are inherently difficult to predict.

Our strategic plan identifies the most critical issue to our success as consistent earnings.  Net earnings have remained relatively consistent. A positive factor in maintaining consistent earnings is the Bank’s overall asset quality, which is strong.  The Bank continues to offer fixed rate residential real estate mortgages through programs with the Federal Home Loan Bank of Chicago (“FHLB”) and USDA Rural Development.  However, the FHLB originally stated, per its Exhibit 99.1 on Form 8-K as furnished with the Securities and Exchange Commission on April 28, 2008, that as of July 31, 2008, it would no longer be purchasing residential real estate mortgages as it was discontinuing the fixed rate program.  On June 10, 2008, the FHLB furnished to the Securities and Exchange Commission a report on Form 8-K indicating it was extending the purchasing of residential real estate loans until October 31, 2008.  In September 2008, the FHLB announced a new fixed rate program in which we began participating during October 2008.  The new program is similar to the current program but FHLB will sell a participant’s loans to Fannie Mae instead of being the investor itself.  See Note 3 of Notes to Consolidated Financial Statements.

Our Internet banking service, “Netteller” remains very popular and the number of customers actively using the service is increasing.  It has allowed us to offer bill paying, cash management and also direct deposit and payroll services to our business customers. In January 2007, we began offering “Reward Checking”.  The deposit product has been very successful, growing to over 1,400 accounts with a total balance of approximately $17.2 million. The product offers higher-than-market interest rates, which can be earned by customers if they meet specific transaction-based criteria.  Our criteria promote the use of our internet-based services and technology.    We realize the risks involved with promoting internet-based transactions; however, the Company has installed firewalls and incorporated additional security features to mitigate the possibility of security data breaches.  We cannot be certain all of the Company’s systems are entirely free from vulnerability to attack, despite safeguards we have installed.  Additionally, we rely on and do business with a variety of third-party service providers, agents and vendors with respect to the Company’s business, data security and communications needs.  If information security is breached, or one of our agents or vendors breaches compliance procedures, information could be lost or misappropriated, resulting in financial loss or costs to us or damages to others.  These costs or losses could materially exceed the Company’s amount of insurance coverage which would adversely affect the Company’s business.

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

With the squeezing of the net interest margin from 3.74% as of December 31, 2007 to 3.47% as of December 31, 2008, the addition of staff for the Vincennes, Indiana branch and the Trust department, and the increase in Crawford County’s jobless rate from 6.3% at December 2007 up to 7.8% at December 2008, the Company needs to diligently monitor its interest rate risk, its credit risk, and all factors relating to non-interest income and expense in order to maintain earnings at an acceptable level.

Recently, the Department of the Treasury announced its Capital Purchase Program, whereby public bank holding companies such as the Company may, with approval, sell preferred stock and warrants in exchange for a capital infusion that would count as Tier 1 equity.  The Company did not participate in this program, as it believed its capital level was adequate for all forseeable needs.

We continue to maintain a strong presence in the community and are pleased to be one of the few independent community banks in our primary market area.  To visit First Robinson Savings Bank on the web, go to  www.frsb.net.

Recent Legislation and Government Recovery Programs

In response to the current national and international economic recession, the U.S. government has taken a variety of actions intended to stimulate the national economy, including the passage of legislation, such as the Emergency Economic Stabilization Act of 2008 (the “EESA”), and the implementation of certain programs by federal agencies.

The first program put forth by the U.S. Treasury pursuant to its authority under the EESA was the Troubled Asset Relief Program’s Capital Purchase Program (the “CPP”).  Pursuant to the CPP, the US Treasury, on behalf of the US government, intends to purchase up to $250 billion of preferred stock, along with warrants to purchase common stock, from certain financial institutions that apply or have already applied to receive funds.  The CPP is intended to shore up bank capital and to stimulate lending.

Another recently implemented program intended to stabilize the nation’s banking system is the Term Asset-Backed Securities Loan Facility (the “TALF”) promulgated by the Board of Governors of the Federal Reserve System.  The program, which is intended to become operational in February, 2009, is intended to increase credit availability and support economic activity by facilitating renewed issuance of consumer and small business asset-backed securities (“ABS”).  Under TALF, the Federal Reserve Bank of New York will finance the purchase of eligible ABS by investors that own eligible collateral so long as such investor maintains an account relationship with a primary dealer.  The terms of participation in TALF are currently under review.

Finally, the Federal Deposit Insurance Corporation promulgated a temporary liquidity guarantee program that had both a debt guarantee component, whereby the FDIC agreed to guarantee certain senior unsecured debt issued by eligible financial institutions between October 14, 2008 and June 30, 2009, and an account transaction guarantee component, whereby the FDIC agreed to insure 100% of non-interest bearing deposit transaction accounts held at eligible financial institutions, such as lawyers’ trust accounts, payment processing accounts, payroll accounts and working capital accounts through December 31, 2009.

The Company has determined that it will not participate in the Capital Purchase Program but is participating in the transaction account guarantee program of the temporary liquidity guarantee program.  The FDIC is charging an annual fee of 10 basis points per dollar amount deposited in non-interest bearing transaction accounts that exceed the existing deposit insurance limit of $250,000.  The assessment will be collected on a quarterly basis in addition to the risk-based assessment currently being charged.

The extent to which these programs and others like them will succeed in ameliorating tight credit conditions or otherwise result in an improvement in the national economy is uncertain.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Proposed Increase in FDIC Insurance Premiums.  In connection with a determination that the Deposit Insurance Fund’s reserve ratio must be restored to 1.15%, the FDIC’s board of directors raised deposit insurance premiums by seven basis points across the board for the first quarter of 2009.  In addition, the board has proposed a series of risk-based adjustments to take affect in the second quarter of 2009.  Pursuant to this component of the proposal, assessment rates could be lowered for smaller institutions with Tier 1 capital ratios greater than 10 percent by up to two basis points.  The proposal also calls for reduced premiums for smaller banks with high amounts of long-term unsecured debt.   As of the date of this filing, the FDIC has not finalized its risk-based adjustments proposal.

The increase in deposit insurance premiums is not expected to have a material effect on the Bank.  If the risk-based adjustments are adopted in their proposed form, the effect on the Bank is not expected to be material.

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

The following table sets forth the Bank’s loan delinquencies by type, by amount and by percentage of type at December 31, 2008.

	Loans Delinquent For:
	30-89 Days(1)			90 Days and Over(1)			Nonaccrual			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
						(Dollars in thousands)
Real Estate:
One- to four-family	7	$247	0.59%	—	—	—	3	$92	0.22%	10	$339	0.81%
Construction or development	1	30	0.96	—	—	—	—	—	—	1	30	0.96%
Commercial and agricultural real estate	1	52	0.34	—	—	—	—	—	—	1	52	0.34%
Consumer and other loans	7	26	0.41	—	—	—	—	—	—	7	26	0.41%
Commercial business and agricultural finance	2	7	0.04	—	—	—	1	20	0.11	3	27	0.15%

Total	18	$362	0.41%	—	—	—	4	$112	0.13%	22	$474	0.54%

(1)	Loans are still accruing.

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

	December 31,	March 31,	December 31,

	2008	2008	2007
		(In thousands)
Non-accruing loans:
One- to four-family	$92	$143	$127
Commercial and agriculture real estate	—	126	227
Consumer and other loans	—	—	7
Commercial business and agricultural finance	20	23	66
Total	112	292	427

Foreclosed/Repossessed assets:
One- to four-family	90	16	—
Consumer vehicle	9	—	—
Total	99	16	—

Total non-performing assets	$211	$308	$427
Total as a percentage of total assets	0.14%	0.23%	0.34%

Gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $3,000 for the three months and $13,000 for the nine months ended December 31, 2008 and $17,000 for the three months and $22,000 for the nine months ended December 31, 2007.

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

In connection with the filing of its periodic reports with the OCC and in accordance with its classification of assets policy, the Bank regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations.  On the basis of management’s review of its assets, at December 31, 2008, the Bank had classified a total of $860,000 of its assets as substandard and $65,000 as doubtful.  At December 31, 2008, total classified assets comprised $925,000, or 7.5% of the Bank’s capital, and 0.6% of the Bank’s total assets.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Other Loans of Concern.  As of December 31, 2008, there were $4.1 million in loans identified, but not classified, by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the business have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

Real estate properties acquired through foreclosure are recorded at the fair market value minus 20% of the fair market value if the property is appraised at $50,000 or less.  If the property is appraised at greater than $50,000, then the property is recorded at the fair market value less 10% of the market fair value.  If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer.  Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations.  At December 31, 2008, the Bank had one real estate property acquired through foreclosure.  The property is for sale.

Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination.  Future additions to the Bank’s allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance.  In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination.  At December 31, 2008, the Bank had a total allowance for loan losses of $757,000, representing 0.89% of the Bank’s loans, net.   At March 31, 2008, the Bank’s total allowance for loan losses to the Bank’s loans, net was at 0.95%.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

The distribution of the Bank’s allowance for losses on loans at the dates indicated is summarized as follows:

	December 31, 2008			March 31, 2008
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One- to four-family loans held for sale	$—	$376	0.43%	$—	$101	0.13%
One- to four-family	67	41,686	47.34	62	38,923	50.08
Multi-family	—	1,251	1.42	—	618	0.80
Commercial and agricultural real estate	453	15,197	17.26	481	14,527	18.69
Construction or development	—	3,119	3.54	—	2,909	3.74
Consumer and other loans	36	6,269	7.12	27	6,221	8.00
State and Municipal Governments	—	2,334	2.65	—	2,720	3.50
Commercial business and agricultural finance	201	17,814	20.24	157	11,710	15.06

Gross Loans		88,046	100.00%		77,729	100.00%
Unallocated	—			—
Deferred loan fees		(4)			(6)
Undisbursed portion of loans		(2,381)			(750)
Total	$757	$85,661		$727	$76,973

The following table sets forth an analysis of the Bank’s allowance for loan losses.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
	(Dollars in thousands)

Balance at beginning of period	$752	$732	$727	$729

Charge-offs:
One- to four-family	19	—	19	4
Commercial non-residential real estate	—	—	123	—
Consumer and other loans	10	10	34	22
Total charge-offs	29	10	176	26

Recoveries:
One- to four-family	—	—	1	—
Consumer and other loans	4	5	15	13
Total recoveries	4	5	16	13

Net charge-offs	25	5	160	13
Additions charged to operations	30	30	190	60
Transfer for off-balance sheet credit exposure	—	3	—	(16)
Balance at end of period	$757	$760	$757	$760

Ratio of net charge-offs during the period to average loans outstanding during the period	0.03%	0.01%	0.20%	0.02%

Ratio of net charge-offs during the period to average non-performing assets	9.95%	1.28%	53.59%	4.68%

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Financial Condition

Total assets of the Company increased by $18.7 million, or 14.0%, to $152.5 million at December 31, 2008 from $133.8 million at March 31, 2008. The increase in assets was primarily due to an increase of $16.7 million, or 52.9%, in available for sale securities, an increase of $8.4 million, or 11.0%, loans receivable, net, an increase of $873,000, or 30.6%, in premises and equipment, and an increase of $275,000, or 272.3% in loans held for sale, offset, in part, by a $7.7 million, or 39.6%, decrease in cash and cash equivalents.

The total decrease in cash and cash equivalents was derived substantially from federal funds sold decreasing by $15.3 million, or 87.9%, to $2.1 million at December 31, 2008 from $17.4 million at March 31, 2008. The decrease in federal funds sold was offset, in part, by the increase of $7.5 million in cash and other interest earning deposit accounts from $2.2 million at March 31, 2008 to $9.7 million at December 31, 2008. The decrease resulted from the funds being used to purchase additional available-for-sale securities and to fund loan growth.

Available-for-sale investment securities increased to $48.2 million at December 31, 2008 compared to $31.5 million at March 31, 2008, a $16.7 million increase. The increase resulted from the purchase of $23.5 million in mortgage-backed securities, the $623,000 increase in the market valuation of the available-for-sale portfolio, and the amortization of $19,000 of premiums and discounts on investments, offset by $5.4 million in repayments on mortgage-backed securities, by $1.1 million in proceeds from the maturity of available for sale securities, and by $953,000 in proceeds from the sale of available-for-sale securities. The investment portfolio is managed to limit the Company's exposure to risk by investing primarily in mortgage-backed securities and other  securities  which are either  directly or indirectly backed by the federal government or a local municipal government.  The Company owns no equity securities in Freddie Mac nor Fannie Mae.

The Company's net loan portfolio increased by $8.4 million to $84.5 million at December 31, 2008 from $76.1 million at March 31, 2008. Loans on one- to four-family real estate, including one- to four-family loans held for sale, increased by $3.0 million, or 7.8%; loans on multi-family properties increased by $633,000, or 102.4%; commercial nonresidential real estate and farmland loans increased by  $670,000, or 4.6%; construction and development loans increased by $210,000, or 7.2%; consumer and other loans increased by $48,000, or 0.8%; and commercial business and agricultural finance loans increased $6.1 million, or 52.1%.  These increases were offset, in part, by the decrease of $386,000, or 14.2%, in loans to state and municpal governments.  The total amount of undisbursed closed-ended lines of credit increased by $1.6 million, or 217.5% from $750,000 at March 31, 2008 to $2.4 million at December 31, 2008.

At December 31, 2008, the allowance for loan losses was $757,000, or 0.89%, of the net loan portfolio, which increased $30,000 from the allowance for loan losses at March 31, 2008 at $727,000, or 0.95%, of the net loan portfolio. During the first nine-months of fiscal 2009, the Company charged off $176,000 of loan losses,  $123,000 in commercial non-residential real estate, $34,000 in consumer and other loans, and $19,000 in one- to four-family residential real estate loans. The chargeoffs of $176,000 were offset by $15,000 in recoveries in consumer and other loans and $1,000 in recoveries in loans for one- to four- family dwellings. Management reviews the adequacy of the allowance for loan losses quarterly, and believes that its allowance is adequate; however, the Company cannot assure that future chargeoffs and/or provisions will not be necessary.  See “Asset Quality” for further information on delinquencies.

The Company had one foreclosed real estate property held for sale at December 31, 2008 and March 31, 2008.  Foreclosed assets are carried at fair value.  The real estate property held March 31, 2008, with a fair value of $16,000, was sold for $12,000 during the three and nine months ended December 31, 2008.  Also during the nine months ended December 31, 2008, one loan was transferred to other real estate owned at a fair value of $90,000.  The property is for sale.   During the quarter ended December 31, 2008, the Company repossessed a vehicle.  The fair value of the car was established at $8,600.  The vehicle was sold in early January 2009 for the fair value.

Total deposits increased by $17.6 million, or 17.0%, to $121.5 million at December 31, 2008 from $103.9 million at March 31, 2008. The increase in total deposits was due to an increase of $7.5 million in certificates of deposit, an increase of $1.7 million in non-interest bearing demand deposits, and an increase of  $8.4 million in savings, NOW, and money market accounts.  The growth in certificates of deposit can be linked to two new types of certificates being offered, one for 27 months and one for 54 months. The customer has one opportunity to adjust the rate being paid on their certificate during the term of the certificate to the current rate being offered.    Part of the increase in demand, savings, NOW and money markets accounts can be attributed to the popularity of our Reward account. The product offers higher-than-market interest rates, which can be earned by customers if they meet specific transaction-based criteria.  Our criteria promote the use of our internet-based services and technology.   The remaining growth in deposit accounts can be attributed to the instability of the stock market and customers looking for safe, secure, insured investments.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Other borrowings, consisting entirely of repurchase agreements, increased $929,000, or 5.7% from $16.3 million at March 31, 2008 to $17.2 million at December 31, 2008. The obligations are secured by mortgage-backed securities and US Government agency obligations held in safekeeping at Independent Bankers Bank in Springfield, Illinois.  At December 31, 2008, the average rate on the repurchase agreements was 0.37% compared to 1.37% at March 31, 2008.  The rate on approximately $16.2 million of the repurchase agreements reprice daily.  All agreements mature periodically within 24 months.

Advances from borrowers for taxes and insurance decreased by $50,000 from $149,000 at March 31, 2008 to $99,000 at December 31, 2008. Accrued income taxes payable decreased $23,000. Other liabilities decreased $87,000 from $1.2 million at March 31, 2008 to $1.1 million at December 31, 2008.  These decreases were offset by an increase of $198,000 in deferred taxes.

Stockholders' equity at December 31, 2008 was $12.0 million compared to $11.9 million at March 31, 2008, an increase of $87,000, or 0.7%.  Factors relating to the increase in stockholders’ equity can be attributed to the addition of $612,000 in net income offset by  $345,000 in dividends declared and paid, the increase of $389,000 in accumulated other comprehensive income due to the increase in the fair value of securities available for sale, and the increase in additional paid-in-capital of $168,000 relating to the options exercised during the period and the increase of $125,000 in additional paid-in-capital due to the expiration of the Recognition and Retention Plan (“RRP”) on July 29, 2008 offset by the purchase of $12,000 in incentive plan shares related to the Directors Retirment Plan. These increases are partially offset by the repurchase of $889,000 in treasury shares and the receipt of the $125,000 in RRP shares offset by the issuance of $164,000 in shares of First Robinson Financial stock relating to the exercise of stock options.

Results of Operations

Net Income

The Company earned $194,000 for the three month period ending December 31, 2008, versus $261,000 in the same period of 2007, a decrease of 25.7%. Earnings for the three months ended December 31, 2008 were positively impacted by a $107,000, or 10.6%, increase in net interest income after provision for loan losses which was more than offset by an increase of $208,000, or 20.7%, in non-interest expense and a decrease of $10,000, or 2.5% in non-interest income when compared to the prior year. For the nine month period ended December 31, 2008, the earnings for the Company were $612,000 compared to $826,000 for the same period in the prior year, a decrease of 25.9%.  Positively impacting earnings for the nine month period ending December 31, 2008 compared to December 31, 2007 were an increase of $132,000, or 4.3%, in net interest income after provision for loan losses and a $53,000, or 4.5%, increase in non-interest income, which were more than offset by a $494,000, or 16.4%, increase in non-interest expense.  The decrease in income in both the three-month and nine-month periods can be attributed to increases in the provision for loan losses and non-interest expense, as described below.

Net Interest Income

For the three-month period ended December 31, 2008, net interest income totaled $1,144,000, an increase of 10.3%, or $107,000, compared to the same period of 2007. Net interest income increased in the three-month period ended December 31, 2008 versus the comparable period of 2007 due to an increase of $67,000, or 3.6%, in total interest income and the decrease of $40,000, or 4.8%, in total interest expense. The increase in total interest income was primarily due to an increase of $213,000, or 67.8%, in interest income from taxable securities, the increase of $4,000, or 17.4%, in tax-exempt securities interest income, and the increase of $1,000, or 50.0%, in dividends from Federal Reserve Bank (“FRB”) stock, offset, in part, by the decrease of $84,000, or 5.8%, in interest income from loans, and the decrease of $67,000, or 89.3%, in other interest income.  The decrease in total interest expense is due to the decrease of  $114,000, or 83.2% to $23,000 in interest expense on other borrowings, offset by interest expense on deposits increasing $74,000, or 10.8%, for the three months ended December 31, 2008 to $762,000 from $688,000 for the three months ended December 31, 2007.

For the nine-month period ended December 31, 2008, net interest income totaled $3,385,000, an increase of $262,000, or 8.4%, over the same period in the prior year.  Contributing to the increase was the increase of $181,000, or 3.3%, in total interest income and the decrease of $81,000, or 3.4% in total interest expense.  The increase in total interest income can be attributed to a $478,000, or 48.9%, increase interest income from taxable securities offset, in part, by the decrease of $220,000, or 5.2%, in interest income from loans, the decrease of $8,000, or 50.0%, in dividends from FHLB and FRB stocks, the decrease of $3,000, or 4.2%, in tax-exempt securities interest income, and the decrease of $66,000, or 36.1% in other interest income.  The decrease in total interest expense is due to interest expense on other borrowings decreasing by $281,000, or 68.5% to $129,000 for the nine months ended December 31, 2008 from $410,000 for the same comparible period in 2007.  While interest expense on deposits increased $200,000, or 10.2%, for the nine months ended December 31, 2008 to $2,156,000 from $1,956,000 for the nine months ended December 31, 2007.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

For the three-months ended December 31, 2008 total average interest earning assets increased by $20.0 million, or 17.7%, to $133.5 million as of December 31, 2008 from $113.5 million as of December 31, 2007.  However, the yield on the earning assets decreased by 78 basis points when comparing the three months ended December 31, 2008 to the same period in 2007.  Total average interest bearing liabilities for the three months ended December 31, 2008 were $118.2 million compared to $98.0 million as of December 31, 2007, an increase of $20.2 million, or 20.6%.   As was the case with the yield on assets, the cost on the average interest bearing liabilities decreased by 71 basis points.  For the three-month period ended December 31, 2008, the net interest spread decreased 7 basis points to 3.12% versus 3.19% in the comparable period of 2007.    The nine-month period ending December 31, 2008 is identical to the three-months ended December 31, 2008, as far as the increase in both interest-earning assets and interest-bearing liabilities, the decrease in the yield earned and paid, and the decrease in the net interest rate spread. The decrease in the net interest spread can be partially attributed to market pressures pushing loan and investment rates down while still requiring the Bank to pay mid-market deposit rates.  The rates on other borrowings follow the federal funds rates and are not as locally market driven.  The decrease in the federal funds rate and the growth in available for sale securities and loans have helped to sustain net interest income.

The average daily loan balances for the quarter ended December 31, 2008 increased $3.4 million, or 4.4%, to $81.2 million, versus $77.8 million for the same period of 2007.  During the same period, the yield on loans decreased 73 basis points to 6.72% from 7.45% for the December 31, 2008 quarter compared to the December 31, 2007 quarter.  The average daily loan balances for the nine-month period ending December 31, 2008 increased 3.8% to $78.2 million, versus the average daily loan balances of $75.3 million for the same period of 2007.  The yield on loans, for the nine-months ended December 31, 2008, declined by 65 basis points to 6.86% from 7.51% in the same nine-month period of 2007.

The average daily securities balances, the Company’s interest-earning demand deposits and the federal funds sold balances for the third quarter of fiscal year 2009 increased $16.6 million, or 47.6%, to $51.5 million, versus $34.9 million for the same period of fiscal year 2008. During the same period, income from these sources increased by $150,000, or 36.4%, to $562,000 versus $412,000 during the third quarter of fiscal year 2008.  The average daily balances of securities, interest-earning demand deposits and federal funds sold for the first nine months of fiscal 2009 increased $15.9 million, or 45.3%, to $51.0 million,  versus $35.1 million for the same  period of fiscal year 2008.  During the same periods, income from securities, interest-earning demand deposits and federal funds sold increased by $409,000, or 33.2%, to $1,642,000  versus  $1,233,000 during the nine months of  fiscal 2008. The increase in investment interest income was primarily the result of the $15.9 million, or 45.3%, increase in average daily balance of investments outstanding when comparing the nine-months ended December 2008 to the nine-months ended December 2007.

Dividends received from FHLB and FRB stocks decreased $8,000, or 50.0%, for the nine-months ended December 2008 from the nine-months ended December 2007.   The rate of return on the FRB stock was steady at 6.0% for the December 2008 quarter, the December 2007 quarter, and the nine-months ended December 2008 and 2007.  The FHLB Chicago paid no dividends during the quarter ended nor the nine-months ended December 31, 2008.  On September 26, 2007, the Company received a letter from the FHLB of Chicago regarding a Consent Cease and Desist Order it was issued from its regulator, the Federal Housing Finance Board, now the Federal Housing Finance Agency.  The Order prohibits the FHLB of Chicago from repurchasing or redeeming any of its capital stock without prior approval from its regulator.  The Order also proposes that the declaration of a dividend by the FHLB of Chicago on its capital stock be subject to prior written approval.  The Company can make no prediction as  to if or when the FHLB will resume dividend payments.  Management performed an analysis and deemed the Company’s investment in FHLB stock was not impaired.

Total interest expense decreased $40,000, or 4.8%, to $785,000 for the three-month period ended December 31, 2008, from $825,000 for the comparable period in 2007.  Contributing to the decrease was a 71 basis point decrease in the Company's daily cost of funds to 2.66%, versus 3.37% for the same period of 2007, partially offset by, the increase of $20.2 million in the average balance of interest bearing liabilities from $98.0 million at December 31, 2007 to $118.2 million at December 31, 2008. Total interest expense decreased $81,000, or 3.4%, to $2,285,000 for the nine-month period ended December 31, 2008, from $2,366,000 for the comparable period in 2007. The decrease was primarily the result of a 68 basis point decrease in the daily cost of funds to 2.68%, versus 3.36% for the same period of 2007, offset in part, by the increase of $19.9 million in the average balance of interest-bearing liabilities to $113.7 million at December 31, 2008 from $93.8 million as of December 31, 2007.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

On an average daily basis, total interest-bearing deposits increased $19.2 million, or 23.3%, to $101.6 million for the three-month period ended December 31, 2008, versus $82.4 million in the same period in 2007. The average cost of funds decreased by 34 basis points to 3.00% for the December 2008 quarter versus the December 2007 quarter at 3.34%.  The average daily balance of interest-bearing deposits for the nine-month period ended December 2008 also increased by $17.4 million, or 21.9%, to $96.8 million from $79.4 million.  When comparing the average cost of funds on deposits for the December 2008 nine-month period to the same period ending December 31, 2007 there was a decrease of 31 basis points from 3.28% to 2.97%.

For the three-months ended December 31, 2008 versus the same period of 2007, the average daily balance of short-term borrowings and federal funds purchased increased $623,000, or 4.0%, from $15.6 million to $16.3 million.  The average cost of funds decreased for the December 2008 quarter by 301 basis points from 3.50% to 0.49%. The average daily balance of short-term borrowings for the nine-months ended December 31, 2008 increased by $2.5 million, or 17.2%, to $16.9 million from $14.4 million for the nine-month period ending December 31, 2007 while the average cost of funds decreased by 280 basis points to 1.00% from 3.80% when comparing the nine-months of fiscal year 2009 to fiscal year 2008.

Provision for Loan Losses

The provision for loan losses for the quarter ended December 31, 2008 was $30,000 with no change from the quarter ended December 31, 2007.  The loan loss provision for the nine-month period ending December 31, 2008 was $190,000, an increase of $130,000, or 216.7%, over the nine-months ended December 31, 2007.  The provision for both periods reflects management's analysis of the Company's loan portfolio based on the information which was available to the Company. Management meets on a quarterly basis to review the adequacy of the allowance for loan losses based on Company guidelines. Classified loans are reviewed by the loan officers to arrive at specific reserve levels for those loans. Once the specific reserve for each loan is calculated, management calculates general reserves for each loan category based on a combination of loss history adjusted for current national and local economic conditions, trends in delinquencies and charge-offs, trends in volume and term of loans, changes in underwriting standards, and industry conditions. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company's management believes that, as of December 31, 2008, its allowance for loan losses was adequate.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Non-Interest Income
Non-interest income categories for the three and nine-month periods ended December 31, 2008 and 2007 are shown in the following table:

	Three Months Ended
	December 31,

Non-interest income:	2008	2007	% Change
	(In thousands)
Charges and fees on deposit accounts	$223	$226	(1.3)%
Charges and other fees on loans	26	34	(23.5)
Net gain on sale of loans	27	37	(27.0)
Other	108	97	11.3

Total Non-Interest Income	$384	$394	(2.5)%

	Nine Months Ended
	December 31,

Non-interest income:	2008	2007	% Change
	(In thousands)
Charges and fees on deposit accounts	$671	$688	(2.5)%
Charges and other fees on loans	111	91	22.0
Net gain on sale of loans	99	92	7.6
Net gain on sale of foreclosed property	—	3	(100.0)
Net realized gain on sale of available for sale securities	2	—	—
Other	342	298	14.8

Total Non-Interest Income	$1,225	$1,172	4.5%

Charges and fees on deposit accounts decreased $3,000 for the three-month and $17,000 for the nine-month periods ended December 31, 2008 versus the same periods in 2007.  This decrease is primarily from a drop in overdraft and insufficient funds fees.  Charges and other fees on loans decreased in the three-month period by $8,000 and increased during the nine-month period ending December 31, 2008, by $20,000, respectivley, when compared to the same periods in 2007.

The decrease of $10,000 in gains on the sale of loans for the quarter ended December 31, 2008 when compared to the quarter ended December 31, 2007 is a result of a decrease in the dollar amount of loans sold when comparing the two quarters.  However, for the nine-month period ended December 31, 2008 the gains on the sale of loans increased $7,000 over the same period in 2007.  For the three-months ended December 31, 2008, the Company sold $1.6 million in mortgage loans versus $2.3 million in the comparable period of 2007.   The Company sold $6.3 million in loans for the nine-month period ending December 31, 2008 compared to $5.9 million during the same period in 2007.

Other income consists of normal recurring fee income such as commissions from PrimeVest Investment Services, our investment brokerage service, the cash value of life insurance, ATM/Debit card interchange income and fees, and safe deposit box rent, as well as other income that management classifies as non-recurring.  Other income increased  $11,000 and $44,000,  respectively,  in the  three  and  nine-month  periods  ended December 31, 2008 versus the same period of 2007. The primary driver behind the increases in the three and nine-month periods can be attributed to the increase in commission received from the sale of annuities and other investments by our PrimeVest bokerage service and the increase in ATM/debit card interchange income resulting from the promotion of the use of debit cards in relation to “Reward Checking”.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Non-Interest Expense

Non-interest expense categories for the three and nine-month periods ended December 31, 2008, and 2007 are shown in the following table:

	Three Months Ended
	December 31,

	2008	2007	% Change
	(In thousands)
Non-interest expense:
Compensation and employee benefits	$644	$537	19.9%
Occupancy and equipment	132	157	(15.9)
Foreclosed property expense	3	—	—
Data processing	79	59	33.9
Audit, legal and other professional	49	51	(3.9)
Advertising	59	26	126.9
Telephone and postage	48	24	100.0
Other	201	153	31.4

Total Non-Interest Expense	$1,215	$1,007	20.7%

	Nine Months Ended
	December 31,

	2008	2007	% Change
	(In thousands)
Non-interest expense:
Compensation and employee benefits	$1,945	$1,637	18.8%
Occupancy and equipment	465	461	0.9
Foreclosed property expense	10	2	400.0
Data processing	198	161	23.0
Audit, legal and other professional	148	141	5.0
Advertising	156	89	75.3
Telephone and postage	107	71	50.7
Net loss on sale of foreclosed property	4	—	—
Net loss on disposal of fixed assets	—	4	(100.0)
Other	477	450	6.0

Total Non-Interest Expense	$3,510	$3,016	16.4%

Compensation and employee benefits increased by $107,000 when comparing the December 2008 and 2007 quarters primarily due to a $126,000 increase in salaries, a  $17,000 increase in costs associated with insurance benefits paid by the Company for employees, a $9,000 increase in unemployment, medicare and social security taxes, and a $3,000 increase in contributions to the 401(k) plan offset by a $29,000 decrease in market value of the shares held in the Directors Retirement Plan, a $16,000 decrease in expenses accosicated with the exercise of options, and a decrease of $3,000 in fees paid to Directors.  When comparing the nine months ended December 31, 2008 to the same period in 2007, there was a $308,000 increase in compensation and employee benefits.  The largest contributing factors were a $200,000, or 17.2%, increase in salaries, an $82,000 increase in expense related to options exercised, a $36,000 increase in costs associated with insurance benefits paid by the Company for employees, a $12,000 increase in contributions to the 401(k) plan and a $6,000 increase in unemployment, medicare and social security taxes.  These increases are offset, in part, by a $16,000 decrease in the market value of the shares held in the Directors Retirement Plan, by a $10,000 decrease in fees paid to the Directors and by a decrease of $2,000 in retirement plan administration expenses.  Fees paid to the Directors decreased due to there being six Directors now as opposed to seven in the previous year.  The increase in salaries can be attributed to the hiring of a trust officer in July 2008 and the hiring, during the second quarter of fiscal 2009, the full-time employees for the branch in Vincennes, Indiana. Salary and employee benefits may increase in the near future when the complete Vincennes staff is hired.  However, as all options have now been exercised and the options expired on July 29th of this year, there should be no future expenses associated with options.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Occupancy and equipment expense decreased by $25,000 for the three-month period ending December 31, 2008 compared to December 31, 2007 and increased by $4,000 when comparing the nine-month periods ending December 31, 2008 to December 31, 2007.

Data processing expenses increased $20,000 for the three-months and $37,000 for the nine-months ended December 31, 2008 compared to the same periods in the prior year due to the cost of keeping up with advances in technology.

Advertising expense increased $33,000 for the three months ended December 31, 2008 and $67,000 for the nine months ended December 31, 2008 when compared to the same periods of the prior year due to increased advertising in a new market area, Vincennes, Indiana.

Telephone and postage expense increased by $24,000 and $36,000 for the three-months and nine months ended December 31, 2008 when compared to the same periods in 2007.  During August 2008, the Company signed with a company that would supply all lines necessary for integrated technologies, secure networking, and communicating with branches and ATMs.  Prior to August 2008, connectivity with branches was often interrupted and their computers would go down.  Since signing with the company, the connectivity issues have been resolved.  The addition of phones and lines at the new branch in Vincennes also contributed to the increases.

Other expense includes miscellaneous operating expenses such as office supplies, stationary and printing, ATM/Debit card interchange fees, check processing fees, loan expenses, federal deposit insurance premiums and assessments by the bank regulators among others. When comparing the three-month and nine-month periods ended December 31, 2008 to the same periods in 2007, there was an increase of $48,000 and $27,000, respectively,  in other expenses which can be attributed, in part, to increases in expenses related to federal deposit insurance and expenses associated with office supplies, stationary and printing costs.  The $25.5 million increase in deposits, from December 2007 to December 2008, and the expiration of the FDIC insurance credit led to the increase in federal deposit insurance premiums.  Supplying the new branch in Vincennes attributed to the increase in stationary and printing costs. To help offset non-interest costs, during the three months ended December 31, 2008, the Company elected to increase their compensating balance maintained at their correspondent bank to $3.0 million from $100,000.  The dramatic decrease in rates being earned for federal funds sold, 0.27% at December 31, 2008,  and the receipt of a  1.01% earnings credit to be used in offsetting the processing costs of the account were the factors that led to this decision.  The compensating balance can be adjusted at any time.  The rate being received on federal funds sold and the earnings credit will be monitored monthly.

Income Tax Expense

Income tax expense decreased $44,000, or 33.1%, for the three-months ending December 31, 2008, compared to the same period in 2007. Income tax expense for the nine-moth period decreased $95,000, or 24.2%, compared to the same period of 2007.  Both decreases were attributed in part to decreased profitability and the receivable of a $26,000 refund on state income taxes for fiscal years ended 2006 and 2007. The combined state and federal income tax expense as a percentage of income before income tax expense decreased to 31.5% during the three-month period of 2008 compared to 33.8% during the same period in 2007. The combined state and federal income tax expense as a percentage of income before income tax expense increased to 32.8% for the nine-months ended December  31, 2008 compared to 32.2% for the nine-month period ending December 31, 2007.

Off-Balance Sheet Arrangements

The Company has entered into performance standby and financial standby letters of credit with various local commercial businesses in the aggregate amount of $383,000. The letters of credit are collateralized and underwritten, as currently required by our loan policy, in the same manner as any commercial loan.  The advancement of any funds on these letters of credit is not anticipated.

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

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Liquidity resources are used principally to meet outstanding commitments on loans, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses.  The Company anticipates no foreseeable problems in meeting current loan commitments.  At December 31, 2008, outstanding commitments to extend credit amounted to $19.6 million (including $12.5 million, in available revolving and closed-ended commercial and agricultural lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet any foreseeable liquidity needs.

The Company maintains a $26.0 million line of credit with the FHLB, which can be accessed immediately. The Company regularly uses FHLB Letters of Credit as security for public unit deposits. The available line of credit with the FHLB is reduced by the amount of these letters of credit. However, as of December, there were no FHLB letters of credit pledged.  The available line of credit with the FHLB is also reduced by $1.6 million for the credit enhancement reserve established as a result of the participation in the FHLB Mortgage Partnership Finance (“MPF”) program.  The Company also maintains a $5.0 million revolving line of credit and a $600,000 revolving line of credit with Independent Banker’s Bank located in Springfield, Illinois. On November 7, 2008, the Company borrowed $558,000 on this line of credit which was paid off December 23, 2008.  The Company has also established borrowing capabilities at the discount window with the Federal Reserve Bank of St. Louis.

Liquidity management is both a daily and long-term responsibility of management.  We adjust our investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-bearing investments, and (iv) the objectives of its asset/liability management program.  Excess liquidity generally is invested in interest-earning overnight deposits and other short-term government and agency obligations.

The Company and the Bank are subject to capital requirements of the federal bank regulatory agencies which require the Bank to maintain minimum ratios of Tier I capital to total adjusted assets and to risk-weighted assets of 4%, and total capital to risk-weighted assets of 8% respectively.  Generally, Tier I capital consists of total stockholders’ equity calculated in accordance with generally accepted accounting principals less intangible assets, and total capital is comprised of Tier I capital plus certain adjustments, the only one of which is applicable to the Bank is the allowance for loan losses.  Risk-weighted assets refer to the on- and off-balance sheet exposures of the Bank adjusted for relative risk levels using formulas set forth by OCC regulations.  The Bank is also subject to an OCC leverage capital requirement, which calls for a minimum ratio of Tier I capital to quarterly average total assets of 3% to 5%, depending on the institution’s composite ratings as determined by its regulators.  Both the Bank and the Company are considered well-capitalized under federal regulations.

At December 31, 2008, the Bank’s compliance with all of the aforementioned capital requirements is summarized below:

					To be Well Capitalized
					Under the Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital
(to Risk-Weighted Assets)	$12,448	14.46%	$6,887	8.00%	$8,609	10.00%
Tier I Capital
(to Risk-Weighted Assets)	11,669	13.55	3,444	4.00	5,166	6.00
Tier I Capital
(to Average Assets)	11,669	8.08	5,776	4.00	7,220	5.00

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed in this Report was  recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

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
In addition to the risk factors described in the Company’s annual report on Form 10-KSB for the year ended March 31, 2008 under Item 1, the Company adds the following:

Recessionary environment may adversely affect the Company’s earnings and new government initiatives may not prove effective.

The national and global economic downturn has recently resulted in extreme levels of market volatility locally, nationally and internationally.  This downturn has depressed the overall market value of financial institutions, including the Company, and may limit or impede industry access to capital, or  have a material adverse effect on the financial condition or results of operations of banking companies in general, including the Company, with respect to, for example, the establishment of reserves should conditions deteriorate further.

In this respect, the duration and severity of the adverse economic cycle is unknown, and although the U.S. Department of the Treasury and the Federal Deposit Insurance Corporation, among others, have implemented programs in an effort to stabilize the national economy, the effectiveness of these programs is uncertain at this time.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by the Company for the quarter ended
December 31, 2008 regarding the Company’s common stock.

PURCHASES OF EQUITY SECURITIES BY COMPANY (1)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2008 – 10/31/2008	—	—	—	21,942
11/1/2008 – 11/30/2008	16,852	34.24	16,852	5,090
12/1/2008– 12/31/2008	896	33.75	896	4,194
Total	17,748	$34.22	17,748	4,194
(1)  On July 24, 2008, the Board of Directors of First Robinson Financial Corporation voted to approve the extension and expansion of the repurchase program of its equity stock approved on September 18, 2007.  The Company may repurchase up to 22,000 additional shares of the Company’s outstanding common stock in the open market or in negotiated private transactions from time to time when deemed appropriate by management. The increase represents approximately 5% of the Company’s issued and outstanding shares.  As of July 24, 2008, the Company had repurchased 20,108 shares of its common stock out of the 25,000 shares that had been previously authorized for repurchase.  As a result of these actions, the Company is currently authorized to repurchase 26,892 shares of common stock.  The Program, with an original expiration date of September 17, 2008, has been extended to August 1, 2009 or the completion of the repurchase of the 26,892 shares.  As of December 31, 2008, 22,698 shares of the 26,892 have been purchased in the new program leaving 4,194 remaining to be purchased.

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

FIRST ROBINSON FINANCIAL
CORPORATION

Date: February 13, 2009	/s/ Rick L. Catt
Rick L. Catt
President and Chief Executive Officer

Date: February 13, 2009	/s/ Jamie E. McReynolds
Jamie E. McReynolds
Chief Financial Officer and Vice President

EXHIBIT INDEX

Exhibit No.

31.1	Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002