Form 10-K
period 2009-03-31
FIRST ROBINSON FINANCIAL CORP
filed 2009-06-29
CIK 1035991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2009

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT F 1934

Commission File Number:  0-29276

FIRST ROBINSON FINANCIAL CORPORATION

 (Exact Name of Registrant as specified in its Charter)

Delaware	36-4145294
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Nos.)

501 East Main Street, Robinson, Illinois	62454
(Address of Principal Executive Offices)	(Zip code)

Registrants’ telephone number, including area code:   618-544-8621

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock,  Par Value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☑  No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).  (Check one):

Large Accelerated Filer	☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

The aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates as of March 31, 2009 was $10.4 million.

As of June 22, 2009, there were 435,148 shares issued and outstanding of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-K - Portions of the Annual Report to Stockholders for the fiscal year ended March 31, 2009.

Part III of Form 10-K - Portions of Proxy Statement for the 2009 Annual Meeting of Stockholders.

FORWARD-LOOKING STATEMENTS

This document, including information incorporated by reference, contains “forward-looking statements” (as that term is defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements may be identified by the use of such words as: “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.”

Examples of forward-looking statements include, but are not limited to, estimates or projections with respect to our future financial condition, results of operations or business, such as:

•	projections of revenues, income, earnings per share, capital expenditures, assets, liabilities, dividends, capital structure, or other financial items;

•	descriptions of plans or objectives of management for future operations, products, or services, including pending acquisition transactions;

•	forecasts of future economic performance; and

•	descriptions of assumptions underlying or relating to any of the foregoing.

By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements.

Factors which could cause or contribute to such differences include, but are not limited to:

•	general business and economic conditions on both a regional and national level;

•	worldwide political and social unrest, including acts of war and terrorism;

•	increased competition in the products and services we offer and the markets in which we conduct our business;

•	the interest rate environment;

•	fluctuations in the capital markets, which may directly or indirectly affect our asset portfolio;

•	legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry;

•	technological changes, including the impact of the Internet;

•	monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;

•	accounting principles, policies, practices or guidelines.

•	deposit attrition, operating costs, customer loss and business disruption greater than the Company expects;

•	the occurrence of any event, change or other circumstance that could result in the Company’s failure to develop and implement successful capital raising and debt restructuring plans.

Any forward-looking statements made in this report or incorporated by reference in this report are made as of the date of this report, and, except as required by applicable law, we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements. You should consider these risks and uncertainties in evaluating forward-looking statements and you should not place undue reliance on these statements.

TABLE OF CONTENTS

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	46

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	46

ITEM 9A(T).	CONTROLS AND PROCEDURES	46

Evaluation of Disclosure Controls and Procedures		46
Management’s Annual Report On Internal Control Over Financial Reporting		47

ITEM 9B.	OTHER INFORMATION	47

PART III		48

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	48

Directors		48
Executive Officers		48
Compliance with Section 16(A)		48

ITEM 11.	EXECUTIVE COMPENSATION	48

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	48

Equity Compensation Plan Information		48

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	49

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	49

ITEM 15.	EXHIBITS	50

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

The Bank. The Bank is a national bank, the deposits of which are federally insured and backed by the full faith and credit of the U.S. Government up to $250,000 through December 31, 2013 and in the case of certain non-interest-bearing accounts completely insured regardless of the dollar amount through December 31, 2009. The Bank is a community-oriented financial institution that seeks to serve the financial needs of the residents and businesses in its market area. The Bank primarily serves Crawford County and surrounding counties in Illinois and Knox County and surrounding counties in Indiana. The principal business of the Bank has historically consisted of attracting retail deposits from the general public and primarily investing those funds in one- to four-family residential real estate loans and, to a lesser extent, consumer loans, commercial and agricultural real estate loans and commercial business and agricultural finance loans. At March 31, 2009, substantially all of the Bank’s real estate mortgage loans, were secured by properties located in the Bank’s market area. The Bank also invests in investment and equity securities and mortgage-backed securities, and other permissible investments.

The Bank currently offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank’s deposits include statement savings, NOW accounts, certificate accounts, IRA accounts, limited accounts and non-interest bearing accounts. The Bank generally solicits deposits in its primary market area. The Bank does not accept any brokered deposits.

The Bank’s revenues are derived principally from interest income, including interest on loans, deposits in other banks and mortgage-backed securities and other investments.

Market Area

The Bank currently has four offices in Crawford County, Illinois, consisting of three full service offices and one drive-up, located in Robinson, Palestine and Oblong, Illinois. On December 29, 2008, the Bank entered the Knox County, Indiana market by opening a new office in Vincennes, Indiana.

Robinson, Palestine and Oblong, Illinois are located in Crawford County, Illinois, approximately 150 miles east of St. Louis, Missouri and 35 miles northwest of Vincennes, Indiana. Vincennes is located in southwestern Indiana and is the county seat of Knox County. The major employers in the Crawford County, Illinois area include Marathon Petroleum Company LLC, The Hershey Company, Robinson Correctional Facility, Dana Corporation, Crawford Memorial Hospital and E.H. Baare Corporation. The major employers in the Knox County, Indiana area include Good Samaritan Hospital, Vincennes University, Vincennes Community School Corporation, Gemtron Corporation and Packaging Corporation of America.

The Bank, and therefore the Company, is dependent upon the economy of its market area for continued success, since the vast majority of its loans are located in the Bank’s market area. See Note 4 of Notes to Consolidated Financial Statements.

Lending Activities

General. The Bank’s loan portfolio consists primarily of conventional, first mortgage loans secured by one- to four-family residences and, to a lesser extent, consumer loans, commercial and agricultural real estate loans, commercial business and agricultural finance loans and multi-family real estate and construction loans. At March 31, 2009, the Bank’s gross loans outstanding totaled $90.4 million, of which $43.9 million, or 48.6%, were one- to four-family residential mortgage loans. This amount also includes one- to four-family loans held for sale of $392,000 and home equity loans totaling $3.0 million. Of the one- to four-family mortgage loans outstanding at that date, 27.0% were fixed-rate loans, and 73.0% were adjustable-rate loans. At that same date, construction and development property loans totaled $2.6 million, or 2.9%, of the Bank’s total loan portfolio. Also at that date, the Bank’s multi-family real estate, commercial and agricultural real estate loans totaled $16.1 million, or 17.8%, of the Bank’s total loan portfolio of which 76.0% were adjustable-rate loans and 24.0% were fixed-rate loans. Loans to State and Municipal Governments totaled $2.2 million, or 2.4%, of the Bank’s total loan portfolio as of March 31, 2009. At that same date, consumer and other loans totaled $7.8 million, or 8.6%, of the Bank’s total loan portfolio. At March 31, 2009, commercial business and agricultural finance loans totaled $17.8 million, or 19.7%, of the Bank’s total loan portfolio, of which 49.7% were fixed-rate loans and 50.3% adjustable-rate loans. See Note 4 of Notes to Consolidated Financial Statements.

The Bank’s loans to one borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or, if a bank’s lending limit under this calculation would be less than $500,000, a bank may make loans and extensions of credit to one borrower at one time in an amount not to exceed $500,000. See “Regulation — Federal Regulation of National Banks.” Pursuant to certain lending provisions in the regulations of the Office of the Comptroller of the Currency (“OCC”) for defined eligible banks, however, the Bank may lend up to 25% of its unimpaired capital and surplus to one borrower for loans secured by one-to-four family residential real estate, loans secured by small businesses or small farm loans. The total outstanding amount of the Bank’s loans or extensions of credit made to all of its borrowers under the special limits in these regulations may not exceed 100% of the Bank’s unimpaired capital and surplus. Loans to affiliates and their related interests are not eligible for this program. See Note 14 of Notes to Consolidated Financial Statements for information regarding loans to affiliates. At March 31, 2009, the maximum amount which the bank could have lent under this program to any one borrower and the borrowers related interests was approximately $3.2 million. At March 31, 2009, the Bank had three borrowers with outstanding balances and available lines of credit that exceeded the 15% legal lending limit but was within the 25% legal lending limit for eligible banks. At March 31, 2009, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of $3.2 million.

The Bank’s five largest lending relationships at March 31, 2009 were as follows: (i) $5.1 million in loans and available lines of credit to a heavy equipment operator of which $3.3 million was participated with other lenders and which is secured by real estate, equipment, inventory, accounts receivable and personal guarantees; (ii) $4.4 million in loans and available lines of credit to an individual and his closely held entities of which $1.5 million was participated with other lenders and which is secured by real estate, oil production and leaseholds, inventory, equipment, and personal guarantees; (iii) $3.0 million in loans and available lines of credit to a commercial business secured by inventory and accounts receivable; (iv) $2.5 million in loans and available lines of credit to a farmer secured by crops and farm machinery; and (v) $1.6 million in loans and available lines of credit to a commercial business secured by a blanket security agreement on all business assets and personal guarantees. At March 31, 2009, all of these loans, which totaled $16.6 million in the aggregate, of which $4.8 million was participated to other lenders, were performing in accordance with their terms.

Loan Portfolio Composition. The following information concerning the composition of the Bank’s loan portfolios in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

	March 31,
	2009		2008
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans:
One- to four-family, held for sale.	$392	0.43%	$101	0.13%
One- to four-family.	43,511	48.16	38,923	50.08
Multi-family	1,242	1.38	618	0.80
Commercial and agricultural	14,793	16.37	14,527	18.69
Construction or development	2,624	2.90	2,909	3.74
Total real estate loans	62,562	69.24	57,078	73.44

Other Loans:
Government Loans:
State & Municipal	2,172	2.40	2,720	3.50
Consumer and other loans	7,783	8.62	6,221	8.00
Commercial business and agricultural finance loans	17,835	19.74	11,710	15.06
Total other	27,790	30.76	20,651	26.56
Total loans	90,352	100.00%	77,729	100.00%

Less:
Loans in process	2,811		750
Deferred loan fees	4		6
Allowance for losses	780		727
Total loans receivable, net	$86,757		$76,246

The following schedule illustrates the interest rate sensitivity of the Bank’s loan portfolio at March 31, 2009. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract reprices; however, $21.9 million in adjustable rate loans have reached their contractual floor rate. These loans then report at their maturity date. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	One- to Four-Family and Construction/Development		Multi-family and Commercial and Agriculture		Obligations of State & Municipal Governments		Consumer and Other		Commercial Business and Agricultural Finance		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due During Years Ending March 31,

2010(1)	$8,182	6.61%	$4,268	5.42%	$177	1.84%	$1,657	5.36%	$8,584	4.29%	$22,868	5.39%
2011 and 2012	5,310	7.05	2,536	5.96	282	4.82	2,477	8.04	1,885	6.69	12,490	6.92
2013 and 2014	6,346	6.75	3,399	6.27	1,474	5.01	3,165	6.91	3,411	5.76	17,795	6.35
After 2014	26,689	6.14	5,832	6.42	239	3.63	484	6.25	3,955	5.07	37,199	6.05
Total	$46,527	6.41%	$16,035	6.05%	$2,172	4.58%	$7,783	6.90%	$17,835	5.00%	$90,352	6.06%
__________________

(1)	Includes demand loans, loans having no stated maturity and overdraft loans.

The total amount of loans due after March 31, 2010 which have predetermined interest rates is $30.8 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $49.2 million, a portion of which have reached their contractual floor rate and are shown in the above table at their contractual maturity.

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

One- To- Four-Family Residential Mortgage Lending. Residential loan originations are generated by the Bank’s marketing efforts, its present customers, walk-in customers, and referrals from real estate brokers. Historically, the Bank has focused its lending efforts primarily on the origination of loans secured by one- to four-family residential mortgages in its market area. At March 31, 2009, the Bank’s one- to four-family residential mortgage loans totaled $43.9 million, or 48.6%, of the Bank’s gross loan portfolio, of which $192,000 was non-performing at that date.

The Bank offers both adjustable and fixed rate mortgage loans. For the year ended March 31, 2009, the Bank originated $44.5 million of real estate loans, of which $34.8 million were secured by one- to four-family residential real estate, $2.9 million was secured by one- to four-family or commercial constructions and land loans, $5.4 million was secured by commercial or agricultural real estate, and $1.4 million was secured by multi-family residential real estate. Substantially all of the Bank’s one- to four-family residential mortgage originations are secured by properties located in its market area.

The Bank offers adjustable-rate mortgage loans at rates and on terms determined in accordance with market and competitive factors. The Bank currently originates adjustable-rate mortgage loans with a term of up to 30 years. The Bank offers six-month and one-year adjustable-rate mortgage loans and loans that are fixed for three years, then adjustable annually after that with a stated interest rate margin generally over the one-year Treasury Bill Index. Increases or decreases in the interest rate of the Bank’s adjustable-rate loans is generally limited to 200 basis points at any adjustment date and 600 basis points over the life of the loan. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as the Bank’s liabilities. The Bank qualifies borrowers for adjustable-rate loans based on the initial interest rate of the loan. As a result, the risk of default on these loans may increase as interest rates increase. See “Asset Quality — Non-Performing Assets.” At March 31, 2009, the total balance of one-to four-family adjustable-rate loans was $31.7 million, or 35.1%, of the Bank’s gross loan portfolio. See “— Originations, Purchases and Sales of Loans.”

The Bank offers fixed-rate mortgage loans with a term of up to 30 years. At March 31, 2009, the total balance of one- to four-family fixed-rate loans was $12.2 million, or 13.5%, of the Bank’s gross loan portfolio. The Bank also offers U.S. Department of Agriculture (“USDA”) Guaranteed Rural Housing Loans to borrowers that meet certain income limitations with minimal to no down payment. These loans are 30-year fixed rate loans with a 90% guarantee from USDA. At March 31, 2009, the total balance of USDA Guaranteed Rural Housing Loans was $139,000, or 0.1%, of the Bank’s gross loan portfolio. During the fiscal year ended March 31, 2009, the Bank sold $1.9 million in USDA Guaranteed Rural Housing Loans. The Bank provides servicing on $2.8 million of these Rural Housing Loans. In April 2007, the Bank began offering USDA Rural Housing Loans where servicing is retained with a 44 basis point fee. See “— Originations, Purchases and Sales of Loans.” The Bank will generally lend up to 80% of the lesser of the appraised value or purchase price of the security property on owner occupied one- to four-family loans. Residential loans do not include prepayment penalties, are non-assumable (other than government-insured or guaranteed loans), and do not produce negative amortization. Real estate loans originated by the Bank contain a “due on sale” clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property. The Bank utilizes private mortgage insurance.

The majority of the fixed rate loans currently originated by the Bank are underwritten and documented pursuant to the guidelines of the Federal Home Loan Bank of Chicago’s (the “FHLB”) Mortgage Partnership Finance (“MPF”) program. Effective January 1, 1999, the Bank joined the MPF program offered by the FHLB. This program is a secondary mortgage market structure under which the FHLB purchased and funded eligible mortgage loans from or through participating banks and, in certain instances, the FHLB purchased participations in pools of eligible mortgage loans from other Federal Home Loan Banks. The FHLB announced, however, that it would no longer enter into new master commitments except for immaterial amounts of MPF loans that primarily support affordable housing and are guaranteed by a federal government entity. MPF loans purchased after November 1, 2008 are now concurrently sold to Fannie Mae as a third-party investor pursuant to a program announced in September 2008, whereby Fannie Mae will purchase 30- 20- and 15-year fixed rate mortgage loans from the FHLB. Fannie Mae will purchase loans channeled through the MPF Program. Participating banks generally retain the right to service these loans.

At March 31, 2009, the Company's home equity loans amounted to $3.0 million, or 3.3%, of the total loan portfolio. These loans are secured by the underlying equity in the borrower's residence, and accordingly, are reported with the one-to-four family real estate loans. As a result, the Company generally requires loan-to-value ratios of 90% or less after taking into consideration the first mortgage held by the Company. These loans typically have fifteen-year terms with an interest rate adjustment monthly.

Multi-Family Lending. The Bank offers one-year adjustable-rate multi-family loans for terms of up to 20 years. The Bank will generally lend up to 80% of the value of the collateral securing the loan. At March 31, 2009, the Bank had $1.2 million of multi-family real estate loans, or 1.4% of the Bank’s gross loan portfolio. All of these loans were performing in accordance with their terms at that date.

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

Commercial and Agricultural Real Estate Lending. The Bank also originates commercial and agricultural real estate loans. At March 31, 2009 approximately $14.8 million, or 16.4% of the Bank’s gross loan portfolio, was comprised of commercial and agricultural real estate loans. Of this amount, approximately $3.7 million, or 24.8%, of these loans were fixed-rate commercial and agricultural real estate loans and approximately $11.1 million, or 75.2%, were adjustable-rate loans. At March 31, 2009, all of these loans were performing. The largest commercial or agricultural real estate loan was a $3.5 million line of credit of which $1.5 million was participated to another institution.

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

Construction Lending. The Bank had $2.6 million in construction loans for one- to four- family residences, commercial property and land loans, or 2.9%, of the total loan portfolio at March 31, 2009. The Bank offers construction loans to individuals for the construction of one- to four-family residences or commercial buildings. Such loans are offered with fixed and adjustable-rates of interest. Following the construction period, these loans may become permanent loans.

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

State and Municipal Government Loans. The Bank originates both fixed and adjustable loans for state and municipal governments. At March 31, 2009, the Bank’s loans to state and municipal governments totaled $2.2 million, or 2.4% of the total loan portfolio, of which 70.1% were fixed and 29.9% were adjustable. Loans to state and municipal governments are generally at a lower rate than consumer or commercial loans due to the tax-free nature of municipal loans.

For underwriting purposes, the Bank does not require financial documentation as long as the loan is to the general obligation of the local entity. However, proper documentation in the entity’s minutes, from a board meeting when a quorum was present, that indicate the approval to seek a loan and the authorized individuals to sign for the loan are required.

Consumer and Other Lending. The Bank offers secured and unsecured consumer and other loans. Secured loans may be collateralized by a variety of asset types, including automobiles, mobile homes, equity securities, and deposits. The Bank currently originates substantially all of its consumer and other loans in its primary market area. At March 31, 2009, the Bank’s consumer and other loan portfolio totaled $7.8 million, or 8.6%, of its gross loan portfolio, of which 85.4% were fixed-rate loans.

A significant component of the Bank’s consumer loan portfolio consists of new and used automobile loans. These loans generally have terms that do not exceed five years. Generally, loans on vehicles are made in amounts up to 80% of the sales price or the National Automobile Dealers Association value, whichever is least. At March 31, 2009, the Bank’s automobile loans totaled $4.9 million, or 5.5%, of the Bank’s gross loan portfolio. These loans were originated predominately on a direct lending basis.

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

Consumer and other loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At March 31, 2009, $14,000 of the Bank’s consumer and other loans were non-performing. There can be no assurances that additional delinquencies will not occur in the future.

Commercial Business and Agricultural Finance Lending. The Bank also originates commercial and agricultural business loans. At March 31, 2009, approximately $17.8 million, or 19.7% of the Bank’s gross loan portfolio, was comprised of commercial and agricultural business loans. Of the $17.8 million, approximately $8.8 million, or 49.7%, were fixed-rate loans and approximately $9.0 million, or 50.3%, were adjustable-rate loans. At March 31, 2009, $29,000 of the Bank’s commercial and agricultural business loans were non-performing. The largest commercial business loan was a $3.0 million line of credit.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business and agricultural finance loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business and agricultural finance loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). The Bank’s commercial business and agricultural finance loans are usually secured by business or personal assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At March 31, 2009, $142,000 of the Bank’s commercial business and agricultural finance loans were unsecured.

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

While the Bank currently originates adjustable-rate and fixed-rate loans, its ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For the year ended March 31, 2009, the Bank had total originations of $41.5 million in fixed-rate loans and $23.6 million in adjustable-rate loans.

The Bank sold $19.6 million in one- to four-family loans through market programs during the year ended March 31, 2009. Sales of these loans generally are beneficial to the Bank since these sales may produce future servicing income, provide funds for additional lending and other investments and increase liquidity. The Bank sells loans pursuant to forward sales commitments and, therefore, an increase in interest rates after loan origination and prior to sale should not adversely affect the Bank’s income at the time of sale.

The following table shows the loan origination, purchase, sale and repayment activities of the Bank for the periods indicated.

	Year Ended March 31,
	2009	2008
	(Dollars in Thousands)

Originations By Type:
Real estate:
One to four-family	$34,768	$22,052
Multi-family	1,416	132
Commercial and agricultural	5,437	3,396
Construction and land development	2,857	3,065

Other:
Consumer and other loans	5,092	5,397
State & Municipal Government	853	1,629
Commercial business and agricultural finance	14,717	10,484
Total loans originated	65,140	46,155

Purchases:
Real estate:
Commercial and agricultural	500	1,900
Other:
Other loan	1,000	—
Total loan purchases	1,500	1,900

Sales And Repayments:
Real estate:
One- to four-family	19,614	9,774
Other:
Commercial business and agricultural finance and other loans	633	2,326
Total sales	20,247	12,100

Principal reductions	33,455	30,687

Decreases in other items, net	315	196

Net increase in gross loans	$12,623	$5,072

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

The following table sets forth the Bank’s loan delinquencies by type, by amount and by percentage of type at March 31, 2009.

	Loans Delinquent For:
	30-89 Days(1)			90 Days and Over(1)			Nonaccrual			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
Real Estate:
One- to four-family	2	$48	0.11%	—	$—	—%	7	$192	0.44%	9	$240	0.55%
Other Loans:
State & Municipal Gov’t	1	9	0.41	—	—	—	—	—	—	1	9	0.41
Consumer and others	4	30	0.39	—	—	—	3	14	0.18	7	44	0.57
Commercial business and agricultural finance	1	30	0.17	—	—	—	2	29	0.16	3	59	0.33

Total	8	$117	0.13%	—	$—	—%	12	$235	0.26%	20	$352	0.39%
_________________________________________

(1) Loans are still accruing.

Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Bank’s loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. Foreclosed assets include assets acquired in settlement of loans.

	Year Ended March 31,
	2009	2008
	(Dollars in thousands)
Non-accruing loans:
One- to four-family	$192	$143
Commercial and agricultural real estate	—	126
Consumer and other	14	—
Commercial business and agricultural finance	29	23
Total	235	292

Foreclosed assets:
One- to four-family	46	16
Total	46	16

Total non-performing assets	$281	$308
Total as a percentage of total assets	0.17%	0.23%

For the year ended March 31, 2009, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $16,000. This represents $16,000 that would have been included in interest income on such loans for the year ended March 31, 2009.

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities, considered by the OCC to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

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

In connection with the filing of its periodic reports with the OCC and in accordance with its classification of assets policy, the Bank regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations. On the basis of management’s review of its assets, at March 31, 2009, the Bank had classified a total of $411,000 of its assets as substandard and $78,000 as doubtful. At March 31, 2009, total classified assets comprised $489,000, or 3.9%, of the Bank’s capital, and 0.3% of the Bank’s total assets.

Other Loans of Concern. As of March 31, 2009, there were $6.1 million in loans identified, but not classified, by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the business have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

At March 31, 2009, the Company had a commercial loan in the amount of $1.0 million, secured by the common stock of a financial institution. The borrower has been under increased regulatory pressure with respect to its capital position in recent months due to the borrower’s deteriorating investment portfolio. The borrower is in the process of securing additional capital to address the regulatory concerns. The allowance for loan losses reflects management’s best estimate of the anticipated losses in this loan. Due to the nature of the collateral, the Company could incur additional losses.

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

Real estate properties acquired through foreclosure are recorded at the fair value minus 20% of the fair value if the property is appraised at $50,000 or less. If the property is appraised at greater than $50,000, then the property is recorded at the fair value less 10% of the fair value. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At March 31, 2009, the Bank had one real estate property acquired through foreclosure. Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank’s allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to increase the allowance, or change the classification that the Bank has assigned to various assets, based upon its judgment of the information available to it at the time of its examination. At March 31, 2009, the Bank had a total allowance for loan losses of $780,000, representing 0.9% of the Bank’s loans, net. See Note 4 of Notes to Consolidated Financial Statements.

The distribution of the Bank’s allowance for losses on loans at the dates indicated is summarized as follows:

	March 31,

	2009			2008
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

One- to four-family including loans held for sale	$66	$43,903	48.59%	$62	$39,024	50.21%
Multi-family	—	1,242	1.38	—	618	0.80
Commercial and agricultural real estate	458	14,793	16.37	481	14,527	18.69
Construction or Development	—	2,624	2.90	—	2,909	3.74
State & Municipal Government Loans	—	2,172	2.40	—	2,720	3.50
Consumer and other loans	34	7,783	8.62	27	6,221	8.00
Commercial business and agricultural finance	222	17,835	19.74	157	11,710	15.06
Unallocated	—	—	—	—	—	—
Total	$780	$90,352	100.00%	$727	$77,729	100.00%

The following table sets forth an analysis of the Bank’s allowance for loan losses.

	Year Ended March 31,
	2009	2008
	(Dollars in thousands)

Balance at beginning of year	$727	$729

Charge-offs:
One- to four-family	28	25
Commercial and agricultural real estate	123	102
Consumer and other loans	44	27
Commercial business and agricultural finance	—	26
Total:	195	180

Recoveries:
One- to four-family	1	—
Consumer and other loans	27	19
Total:	28	19
Net charge-offs	167	161
Transfer for off-balance sheet credit exposure	—	(16)
Additions charged to operations	220	175
Balance at end of year	$780	$727

Ratio of net charge-offs during the year to average loans outstanding during the year	0.21%	0.21%

Ratio of net charge-offs during the year to average non-performing assets	58.22%	54.07%

Investment Activities

General. The Bank also invests in mortgage-backed securities, government securities, obligations of states or political subdivisions and other debt securities. At March 31, 2009, mortgage-backed securities totaled $40.9 million, or 73.1%, of the Bank’s total investment and mortgage-backed securities portfolio. Government securities, obligations of state and political subdivisions and other debt securities totaled $15.0 million, or 26.9% of the Bank’s total investment and mortgage-backed securities portfolio.

Historically, the Bank has generally maintained liquid assets at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. A national bank is not subject to prescribed requirements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resource.”

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

Investment Securities.  At March 31, 2009, the Bank’s investment securities, excluding mortgage-backed securities, totaled $15.0 million, or 9.1% of its total assets.  It has been the Bank’s general policy to invest in obligations of state and political subdivisions, federal agency obligations and other investment securities.

National banks are restricted in investments in corporate debt and equity securities.  These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank’s unimpaired capital and unimpaired surplus as defined by federal regulations, which totaled $11.9 million as of March 31, 2009, plus an additional 10% if the investments are fully secured by readily marketable collateral.  At March 31, 2009, the Bank was in compliance with this regulation.  See “Regulation — Federal Regulation of National Banks” for a discussion of additional restrictions on the Bank’s investment activities.  See Note 3 of Notes to Consolidated Financial Statements.

The following table sets forth the composition of the Bank’s securities, all of which are classified as available for sale.

	March 31,
	2009		2008
	Market Value	% of Total	Market Value	% of Total
	(Dollars in thousands)

U.S. Government agencies	$9,992	17.87%	$3,835	12.24%
Mortgage-backed securities	40,901	73.13	25,302	80.74
State and political subdivisions	5,032	9.00	2,202	7.02

Total available for sale	$55,925	100.00%	$31,339	100.00%

Average remaining life of investment and mortgage-backed securities	15.96 Years		16.43 Years

Other interest-earning assets:
Federal funding sold	7,572	91.39	17,363	98.50
Interest-bearing deposits with banks	713	8.61	264	1.50
Total other interest earnings investments	$8,285	100.00%	$17,627	100.00%

The Bank’s investment securities portfolio at March 31, 2009, contained no securities of any issuer with an aggregate book value in excess of 10% of the Bank’s retained earnings, excluding those issued by the U.S. government, or its agencies.

First Robinson’s investments, including the mortgage-backed securities portfolio, are managed in accordance with a written investment policy adopted by the Board of Directors.

OCC guidelines, as well as those of the other federal banking regulators, regarding investment portfolio policy and accounting require banks to categorize securities and certain other assets as held for “investment,” “sale,” or “trading.”  In addition, the Bank has adopted SFAS 115 which states that securities available for sale are accounted for at fair value and securities which management has the intent and the Bank has the ability to hold to maturity are accounted for on an amortized cost basis.  The Bank’s investment policy has strategies for each type of security.  At March 31, 2009, the Bank classified $55.9 million of its investments as available for sale.

Mortgage-Backed Securities. The Bank invests primarily in federal agency obligations. At March 31, 2009, the Bank’s investment in mortgage-backed securities totaled $40.9 million or 24.9% of its total assets. All of the mortgage-backed securities are classified as available for sale.  At March 31, 2009, the Bank did not have a trading portfolio.

The following table sets forth the maturities of the Bank’s mortgage-backed securities at March 31, 2009.

	Due in
	1 Year or Less	1 to 5 Years	5 to 10 Years	10 Years or More	Total

Federal Home Loan Mortgage Corporation	$—	$1,363	$4,730	$11,030	$17,123
Weighted Average Rate	—	3.44%	4.90%	4.88%	4.77%

Federal National Mortgage Company	—	66	1,701	19,624	21,391
Weighted Average Rate	—	6.42	4.67	4.97	4.95

Government National Mortgage Company	—	—	—	2,387	2,387
Weighted Average Rate	—	—	—	4.83	4.83

Total	$—	$1,429	$6,431	$33,041	$40,901
Weighted Average Rate	—	3.58%	4.84%	4.93%	4.87%

Trust Services

A trust officer was hired by the Bank in July 2008, and shortly thereafter the Bank began offering wealth management and trust services to its higher net worth customers to assist them in investment, tax and estate planning.  The Bank offers these services in a manner consistent with the principles of prudent and safe banking and in compliance with applicable laws, rules, regulations and regulatory guidelines. The Bank earns fees for managing client’s assets and providing trust services.  Revenues from wealth management and trust services comprised less than 0.02% of the Banks revenue for the period during which such services have been offered.

Sources of Funds

General.  The Bank’s primary sources of funds are deposits, receipt of principal and interest on loans and securities, interest earned on deposits with other banks, and other funds provided from operations.

The Bank has used FHLB advances to support lending activities and to assist in the Bank’s asset/liability management strategy.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset/Liability Management.”  At March 31, 2009, the Bank had no FHLB advances and no FHLB Letters of Credit pledged to secure public unit deposits.  The Bank had a credit enhancement reserve of $1.2 million established with the FHLB for participation in the Mortgage Partnership Finance (“MPF”) program.  The MPF credit enhancement reserve reduced the amount available to borrow from the FHLB of Chicago to $25.7 million.  The Company and Bank could also borrow up to $5.6 million from a correspondent bank located in Springfield, Illinois.  The Bank has also established borrowing capabilities with the Federal Reserve Bank of St. Louis.  See Notes 9 and 10 of Notes to Consolidated Financial Statements.

At March 31, 2009, the Bank had $9.9 million in repurchase agreements.  See Note 8 of Notes to Consolidated Financial Statements.

Deposits.  The Bank offers a variety of deposit accounts having a wide range of interest rates and terms.  The Bank’s deposits consist of statement savings accounts, money market deposit accounts, NOW accounts, IRA accounts, and certificate accounts.  The certificate accounts currently range in terms from 90 days to 54 months.  The Bank also offers a variable rate certificate for children.  The certificate matures on the child’s 18th birthday.  The Bank has a significant amount of deposits that will mature within one year.  However, management expects that virtually all of the deposits will be renewed.

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

The following table sets forth the deposit flows at the Bank during the periods indicated.

	Year Ended March 31,
	2009	2008
	(Dollars in thousands)

Opening balance	$103,898	$86,773
Deposits	1,027,901	915,062
Withdrawals	(994,033)	(899,954)
Interest credited	2,322	2,017

Ending balance	140,088	103,898

Net increase	$36,190	$17,125

Percent increase	34.83%	19.74%

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Bank for the periods indicated.

	March 31,

	2009		2008
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)

Transactions and Savings Deposits:

Non-interest bearing demand (0.00%)	$12,828	9.16%	$12,919	12.43%
Statement Savings and Money Market Accounts (0.70%)	22,443	16.02	22,537	21.69
NOW Accounts (2.13%)	43,752	31.23	28,442	27.38

Total non-certificates	79,023	56.41	63,898	61.50

Certificates:
0.75 – 1.99%	$4,590	3.28%	$20	0.02%
2.00 – 3.99%	33,733	24.08	10,221	9.84
4.00 – 5.99%	22,742	16.23	28,157	27.10
6.00 – 7.99%	—	—	1,602	1.54

Total certificates	61,065	43.59	40,000	38.50
Total deposits	$140,088	100.00%	$103,898	100.00%

The following table shows rate and maturity information for the Bank’s certificates of deposit as of March 31, 2009.

	0.75 - 1.99%	2.00- 3.99%	4.00- 5.99%	Total	Percent of Total	Weighted Average Rate
	(Dollars in thousands)
Certificate accounts maturing
In quarter ending:
June 30, 2009	$1,453	$5,743	$1,624	$8,820	14.44%	2.88%
September 30, 2009	2,459	7,423	4,559	14,441	23.65	3.35
December 31, 2009	20	5,461	3,849	9,330	15.28	3.66
March 31, 2010	548	2,310	3,295	6,153	10.08	3.88
June 30, 2010	—	1,756	1,976	3,732	6.11	4.05
September 30, 2010	77	2,120	282	2,479	4.06	3.18
December 31, 2010	—	1,621	317	1,938	3.17	3.67
March 31, 2011	30	557	2,069	2,656	4.35	3.86
June 30, 2011	—	5,040	316	5,356	8.77	3.69
September 30, 2011	3	154	608	765	1.25	4.28
December 31, 2011	—	438	592	1,030	1.69	4.40
March 31, 2012	—	264	337	601	0.99	4.37
Thereafter	—	846	2,918	3,764	6.16	4.32

Total	$4,590	$33,733	$22,742	$61,065	100.00%	3.58%

Percent of total	7.52%	55.24%	37.24%	100.00%

The following table indicates the amount of the Bank’s certificates of deposit and other deposits by time remaining until maturity as of March 31, 2009.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 months	Total

Certificates of deposit less than $100,000	$4,162	$6,225	$8,359	$15,691	$34,437

Certificates of deposit of $100,000 or more	2,683	1,863	3,105	6,630	14,281

Public funds of $100,000 or more (1)	1,975	6,353	4,019	—	12,347

Total certificates of deposit	$8,820	$14,441	$15,483	$22,321	$61,065

(1)	Deposits from governmental and other public entities.

Subsidiary Activities

As a national bank, the Bank is able to invest unlimited amounts in subsidiaries that are engaged in activities in which the parent bank may engage.  In addition, a national bank may invest limited amounts in subsidiaries that provide banking services, such as data processing, to other financial institutions.  At March 31, 2009, the Bank had no subsidiaries.

Code of Ethics

A copy of the Company’s Code of Ethics may be obtained in print, without charge, by any stockholder upon written request to Secretary, c/o First Robinson Financial Corporation, 501 East Main Street, Robinson, Illinois 62454.

Competition

The Bank faces strong competition, both in originating real estate, commercial and consumer loans and in attracting deposits. Competition in originating loans comes primarily from commercial banks and credit unions located in the Bank’s market area. Commercial banks provide vigorous competition in consumer lending. The Bank competes for real estate and other loans principally on the basis of the quality of services it provides to borrowers, the interest rates and loan processing fees it charges, and the types of loans it originates.  See “— Lending Activities.”

The Bank attracts all of its deposits through its retail banking offices. Therefore, competition for those deposits is principally from retail brokerage offices, commercial banks and a credit union located in the community. The Bank competes for these deposits by offering a variety of account alternatives at competitive rates and by providing convenient business hours.

The Bank primarily serves Crawford County and surrounding counties in Illinois. There are six commercial banks and one credit union, other than the Bank, which compete for deposits and loans in Crawford County.  The Bank opened a branch in Vincennes, Indiana on December 29, 2008 and has added Knox County and surrounding counties in Indiana to its primary market area.  In Vincennes, there are eight commercial banks and one credit union, other than the Bank, competing for deposits and loans.

Regulation

General.  The Company is a registered bank holding company, subject to broad federal regulation and oversight by the Board of Governors of the Federal Reserve Bank (“FRB”).  The Bank is a national bank, the deposits of which are federally insured and backed by the full faith and credit of the U.S. Government.  Accordingly, the Bank is subject to broad federal regulation and oversight extending to all its operations by the OCC, the Federal Deposit Insurance Corporation (“FDIC”) and the FRB.  The Bank is also a member of the FHLB of Chicago.  The Bank is a member of the Deposit Insurance Fund (the “DIF”) and the deposits of the Bank are insured by the FDIC.

Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.  See Note 13 of Notes to Consolidated Financial Statements.

Federal Regulation of National Banks.  The OCC has extensive authority over the operations of national banks.  As part of this authority, the Bank is required to file periodic reports with the OCC and is subject to periodic examinations by the OCC.  All national banks are subject to a semi-annual assessment, based upon the bank’s total assets, to fund the operations of the OCC.

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

The Bank’s loans to one borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or, if a bank’s lending limit under this calculation would be less than  $500,000, a bank may make loans and extensions of credit to one borrower at one time in an amount not to exceed $500,000.  However, the Bank is allowed to utilize a program offered by the OCC that permits it to exceed the 15% lending limit under certain circumstances.  The Bank may lend up to 25% of its unimpaired capital and surplus to one borrower for loans secured by one-to-four family residential real estate, loans secured by small businesses or small farm loans.  The total outstanding amount of the Bank’s loans or extensions of credit made to all of its borrowers under the special limits of this program may not exceed 100% of the Bank’s unimpaired capital and surplus. Loans to affiliates and their related interests are not eligible for this program.  See “Lending Activities – General.”

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

Recent Legislation.

Federal Economic Stabilization Programs.  On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”), giving the US Treasury authority to take certain actions to restore liquidity and stability to the U.S. banking markets.  Based upon its authority in the EESA, a number of programs to implement the EESA have been announced.  Those programs include the following:

•
Capital Purchase Program (“CPP”).  Pursuant to this program, the US Treasury, on behalf of the US government, will purchase up to $250 billion of preferred stock, along with warrants to purchase common stock, from certain financial institutions, including bank holding companies, savings and loan holding companies and banks or savings associations not controlled by a holding company.  The investment will have a dividend rate of 5% per year, until the fifth anniversary of the US Treasury’s investment and a dividend of 9% thereafter.

During the time the US Treasury holds securities issued pursuant to this program, participating financial institutions will be required to comply with certain provisions regarding executive compensation and corporate governance.  Participation in this program also imposes certain restrictions upon an institution’s dividends to common shareholders and stock repurchase activities.  As of the date of this report, the Bank did not elect to participate in the CPP.

•
Temporary Liquidity Guarantee Program (“TLGP”).  That program contains both a debt guarantee component, whereby the FDIC will guarantee until June 30, 2012, the senior unsecured debt issued by eligible financial institutions between October 14, 2008 and June 30, 2009, and a transaction account guarantee component, whereby the FDIC will insure 100% of non-interest bearing deposit transaction accounts held at eligible financial institutions, such as payment processing accounts, payroll accounts and working capital accounts through December 31, 2009.  The Bank opted out of the debt guarantee component of the TLGP and thus will not have to pay any participation fees associated therewith.  The Bank is, however, participating in the transaction account guarantee program and will be required to pay to the FDIC fees in connection with such participation.

•
Temporary increase in deposit insurance coverage.  Pursuant to the EESA, the FDIC temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor.  The EESA provides that the basic deposit insurance limit will return to $100,000 after December 31, 2013.

•
Another recently implemented program intended to stabilize the nation’s banking system is the Term Asset-Backed Securities Loan Facility (the “TALF”) promulgated by the Board of Governors of the Federal Reserve System.  The program, which became operational in March 2009, is intended to increase credit availability and support economic activity by facilitating renewed issuance of consumer and small business asset-backed securities (“ABS”) and commercial mortgage-backed securities (“CMBS”).  Under TALF, the Federal Reserve Bank of New York will finance the purchase of eligible ABS and CMBS by investors that own eligible collateral so long as such investor maintains an account relationship with a primary dealer.  Generally, eligible ABS must be newly issued, highly rated ABS collateralized by student loans, auto loans, credit card loans, and loans guaranteed by the Small Business Administration.  Eligible CMBS must also meet certain requirements, including: (i) it must entitle its holders to payments of principal and interest throughout its remaining term, (ii) it must bear interest at a fixed pass-through rate or at a rate based on the weighted average of the underlying fixed mortgage rates, and (iii) it not be junior to other securities with claims on the same pool of loans.  Minimum loan sizes under the TALF will be $10 million and TALF loans will generally have a three year maturity.  Starting in June 2009, however, TALF loans secured by SBA Pool Certificates, SBA Development Company Participation Certificates, or ABS secured by student loans or commercial mortgages will have a five-year maturity if the borrower so elects.

Given the current international, national and regional economic climate, it is unclear what effect the provisions of the EESA, the American Recovery and Reinvestment Act of 2009 (signed into law on February 17, 2009), and the programs listed above will have with respect to the profitability and operations of both the Company and the Bank.  In addition, the US government, either through the US Treasury or some other federal agency, may also advance additional programs that could materially impact the profitability and operations of both the Company and the Bank.  The failure of these governmental efforts to stabilize national and international markets could have a material effect on the Company’s business, financial condition, results of operations or access to the credit markets.

US Treasury Department Plan.  On June 17, 2009, the U.S. Treasury Department (“UST”) released a white paper (the “Treasury Plan”) outlining the Obama administration’s blueprint for financial regulatory reform.  The Treasury Plan covers a range of topics, including reform of regulations regarding banks and non-bank financial firms.

The Treasury Plan would require all financial firms that are found to pose a systemic threat to the economy’s financial stability, whether or not they own banks, to be subject to consolidated supervision and regulation by the Federal Reserve Board, including higher standards on capital, liquidity and risk management.  A new regime to resolve nonbank financial institutions whose failure could have serious systemic effects would be developed, and the Federal Reserve’s emergency lending authority would be revised to improve accountability.

A new Financial Services Oversight Council, to be chaired by the UST, would be created to facilitate coordination of policy and identify emerging risks in firms and market activities among financial regulatory agencies. The Council would have broad authority to collect information about financial firms and activities in financial markets that may pose a threat to financial stability.

The Treasury Plan would also create a new Consumer Financial Protection Agency, which would be an independent entity dedicated to consumer protection in credit, savings, and payments markets, and a new National Bank Supervisor, which would be a single agency with separate status in UST with responsibility for federally chartered depository institutions. This would entail a merger of the OCC with the Office of Thrift Supervision.  To promote national coordination in the insurance sector, the Treasury Plan also would create an Office of National Insurance within UST.  However, the Treasury Plan would maintain the respective roles of the Federal Reserve and the FDIC in the supervision and regulation of state chartered banks, and would maintain the authority of the National Credit Union Administration (NCUA) with regard to credit unions.

It is unclear whether and to what extent the Treasury Plan will be implemented in the future and the impact it will have upon the operations of both the Company and the Bank.

The Sarbanes-Oxley Act.  While not a banking law per se, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) implements a broad range of corporate governance and accounting measures for public companies (including publicly-held bank holding companies such as the Company) designed to promote honesty and transparency in corporate America.  The Sarbanes-Oxley Act’s principal provisions, many of which have been interpreted through regulations, provide for and include, among other things: (i) the creation of an independent accounting oversight board; (ii) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements; (iv) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (v) an increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the Company’s independent auditors; (vi) requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer; (vii) requirements that companies disclose whether at least one member of the audit committee is a ‘financial expert’ (as such term is defined by the SEC) and if not discussed, why the audit committee does not have a financial expert; (viii) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods; (ix) a general prohibition on personal loans to directors and officers, except for certain loans made by subsidiary insured financial institutions such as the Bank on non-preferential terms and in compliance with other bank regulatory requirements; (x) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; (xi) requirements that management assess the effectiveness of internal control over financial reporting and that the Company’s Independent Registered Public Accounting Firm attest to the assessment; and (xii) a range of enhanced penalties for fraud and other violations.

Pursuant to Section 302 of the Sarbanes-Oxley Act, the Company’s Chief Executive Officer and the Chief Financial Officer are required to certify that the Company’s quarterly and annual reports filed with the SEC fairly present, in all material respects, the operations and conditions of the Company.  In addition, as required by Section 404 of the Sarbanes-Oxley Act, management must make an assessment regarding the effect of internal controls on financial reporting and the Company’s external auditors must attest to such management assessment and reports.  The Company is considered a non-accelerated filer based on criteria established by the SEC, and accordingly, beginning with its annual report for the fiscal year ending March 31, 2008, the Company has been required to provide management’s assessment of the effectiveness of its internal control over financial reporting.  Management’s assessment for the fiscal year ending March 31, 2009 is included in Item 9A(T) below.  Because the Company is a smaller reporting company, its independent registered public accounting firm is not yet required to issue its attestation regarding the Company’s internal controls over financial reporting.

The Company’s management has developed policies, procedures and internal processes to ensure compliance with all applicable provisions of the Sarbanes-Oxley Act.  It is anticipated that these and other requirements of the Sarbanes-Oxley Act will increase the Company’s cost of doing business both in terms of the time and energy that its board, committees and executives will have to expend, as well as in hard dollars, although no prediction can be made at this time of how extensive the increased costs will be.

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

Privacy. The Bank is required by statute and regulation to disclose privacy policies to the individuals requesting information about the Bank’s products and services (the Bank’s consumers) and, on an annual basis, to their customers.  The privacy notices provided with respect to this requirement provide Bank customers with the ability to opt out of the sharing of their nonpublic personal information with non-affiliated third parties.  Information safeguards are also required with respect to the Bank’s protection of non-public personal information.

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

Insurance of Accounts and Regulation by the FDIC.

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

During the year ended December 31, 2008, DIF assessments ranged from 5 basis points to 10 basis points for every $100 of qualified deposits.  The Bank qualified for the 5 basis point deposit insurance rate in 2008.  Beginning on April 1, 2009, the FDIC imposed increased deposit insurance assessments on insured depositing institutions like the Bank.  Initial base assessment rates for banks in the best risk category now range from 12 cents per $100 to 16 cents per $100 on an annual basis.  Under this new rate structure, the Bank will qualify for the 12 cents deposit insurance rate per $100 of assessable deposits.  On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009.  The amount of the special assessment for any institution will not exceed 10 basis points times the institution’s assessment base for the second quarter 2009. The special assessment will be collected on September 30, 2009.  An additional special assessment of up to 5 basis points later in 2009 is probable, but the amount is uncertain. The additional amount that would be imposed on the Company, as a result of the June 30, 2009 final rule, would be approximately $81,300.

The FDIC has indicated that the Bank’s annual assessment rate for 2009 will be 12 basis points per $100 of deposits.  The FDIC has allowed eligible insured institutions to share in a one-time assessment credit for institutions that were in existence at December 31, 1996 and paid deposit insurance assessments prior to that date.  The Bank’s one-time assessment credit was originally $83,139.  However, it was exhausted with the assessment paid on March 31, 2009.  The Bank cannot, however, predict insurance assessment rates for the future.

FICO Assessments.  DIF-insured institutions are required to pay a quarterly Financing Corporation (FICO) assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance.  During the calendar year ended December 31, 2008, the FICO assessment rate for DIF members ranged between 1.10 basis points and 1.14 basis points.  The Bank’s FICO assessment expense for 2009 was $12,300.  Management believes this expense will be comparable in 2010.

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

The OCC is also generally authorized to reclassify a bank into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.  At March 31, 2009, the Bank was categorized as well capitalized under the OCC’s prompt corrective action regulations.

The imposition by the OCC of any of these measures on the Bank may have a substantial adverse effect on the Bank’s operations and profitability and the value of the Company’s common stock.

Limitations on Dividends and Other Capital Distributions.

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

Accounting.

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

Community Reinvestment Act.

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

Transactions with Affiliates.

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

Federal Reserve System.

The FRB requires all depository institutions to maintain reserves at specified levels against their transaction accounts (primarily checking and NOW checking accounts).  At March 31, 2009, the Bank $1.2 million in reserve and had $169,900 in FRB stock, which was in compliance with these reserve requirements.

Holding Company Regulation.

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

Dividends.  The FRB previously issued a policy statement, with which the Bank is in compliance, on the payment of cash dividends by bank holding companies, which expresses the FRB’s view that a bank holding company should pay cash dividends only to the extent that the Company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the Company’s capital needs, asset quality and overall financial condition.  The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends.  Furthermore, under the prompt corrective action regulations adopted by the FRB, the FRB may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”  See “Regulation — Prompt Corrective Action.”

Importantly, in 2009, the FRB issued a set of specific factors the board of directors of a bank holding company should consider before declaring a dividend.  Those factors include the following:

•	Overall asset quality, potential need to increase reserves and write down assets, and concentrations of credit;

•	Potential for unanticipated losses and declines in asset values;

•	Implicit and explicit liquidity and credit commitments, including off-balance sheet and contingent liabilities;

•	Quality and level of current and prospective earnings, including earnings capacity under a number of plausible economic scenarios;

•	Current and prospective cash flow and liquidity;

•
Ability to serve as an ongoing source of financial and managerial strength to depository institution subsidiaries insured by the Federal Deposit Insurance Corporation, including the extent of double leverage and the condition of subsidiary depository institutions;

•	Other risks that affect the bank holding company’s financial condition and are not fully captured in regulatory capital calculations;

•	Level, composition, and quality of capital; and

•	Ability to raise additional equity capital in prevailing market and economic conditions.

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

Capital Requirements.  The FRB has established capital requirements for bank holding companies that generally parallel the capital requirements for national banks.  For bank holding companies with consolidated assets of less than $500 million, such as the Company, compliance is measured on a case-by-case basis.  See “Regulation — National Banks.”  The Company’s capital exceeds such requirements.

Federal Home Loan Bank System.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB of Chicago.  At March 31, 2009, the Bank had $642,000 in FHLB stock.  The Bank made a subsequent purchase of an additional $194,200 in FHLB stock on April 7, 2009, which was in compliance with the stock maintenance requirement.

The FHLB of Chicago entered into a cease-and-desist order (“Order”) with the FHFL, its regulator, on October 10, 2007.  Dividends were suspended by the FHLB of Chicago at the end of the third quarter in 2007 and have not yet been reinstated as of the date of this filing.  Among other things, the Order provides that any proposed divided must first be approved by the Director of the Office of Supervision of the FHFB.

On July 23, 2008, the FHFB amended this cease-and-desist order to permit the FHLB of Chicago to repurchase or redeem newly-issued capital stock to support new advances, subject to certain conditions set forth in the Order.  The FHFB permitted this modification because it determined that permitting the FHLB of Chicago to do this would help it to grow its advances business, and thereby, improve its financial condition while preserving the stability of its existing capital stock.

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

State Taxation. The Company also is subject to various forms of state taxation under the laws of Illinois as a result of the business it conducts in Illinois, and under the laws of Indiana as a result of the business it conducts in Indiana.

Employees

At March 31, 2009, the Company and the Bank had a total of 52 full-time and 12 part-time employees.  The Company’s and the Bank’s employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations—A Replacement of FASB Statement No. 141” (“SFAS No. 141(R)”) and Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures certain items in a business combination, as well as disclosures about the nature and financial effects of a business combination.  SFAS No. 160 establishes accounting and reporting standards surrounding noncontrolling interest, or minority interests, which are the portions of equity in a subsidiary not attributable, directly or indirectly, to a parent.  The pronouncements are effective for fiscal years beginning on or after December 15, 2008 and apply prospectively to business combinations, meaning they are effective for the Company beginning April 1, 2009.  Presentation and disclosure requirements related to noncontrolling interests must be retrospectively applied.  Management is currently evaluating the impact of SFAS No. 141(R) on its accounting for future acquisitions; management has evaluated the requirements of SFAS No. 141(R) and believes it will not have a material effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 was effective for the Company for the interim period which begins April 1, 2009, and is not expected to have an effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued the FASB Staff Position on FAS 157-4, “Determining Fair Value When the Volume and Level of Activity For the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4).  FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have decreased significantly.  FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  The provisions of FSP 157-4 will be effective for the Company’s fiscal year ended March 31, 2010.  Management is currently evaluating the impact of FSP 157-4, and believes implementation will not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued the FASB Staff Position on FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (the FSP).  The FSP establishes a methodology of determining and recording other-than-temporary impairments of debt securities and expands disclosures about fair value measurements.  The provisions of the FSP will be effective for the Company’s fiscal year ended March 31, 2010.  Management is currently evaluating the impact of the FSP.

In April 2009, the FASB issued the FASB Staff Position on FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (the FSP).  The FSP requires disclosures about fair value of financial instruments in interim reporting periods of publicly-traded companies that were previously only required to be disclosed in annual financial statements.  The provisions of the FSP are effective for the Company for the interim period ended June 30, 2009, and, as the FSP amends only the disclosure requirements about fair value of financial instruments in interim periods, adoption is not expected to affect the Company’s consolidated financial statements.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events”.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  The Statement does not apply to subsequent events or transactions that are within the scope of other generally accepted accounting principles (GAAP) that provide different guidance on the accounting treatment for subsequent events or transactions.  The Statement is effective for interim or annual financial periods after June 15, 2009.  The Company will apply the Statement for the interim period ended June 30, 2009 and it is not expected to have a material affect to the Company’s consolidated financial statements.

ITEM 1A.        RISK FACTORS

The Company’s business could be harmed by any of the risks noted below, or by other risks not noted because they were not apparent to management.  Similarly, the trading price of the Company’s common stock could decline, and stockholders may lose all or part of their investment. In assessing these risks, you should also refer to the other information contained in this annual report on Form 10-K, including the Company’s financial statements and related notes.

Risks Related to Recent Developments and the Banking Industry Generally

Recent negative developments in the financial services industry and U.S. and global credit markets may adversely impact the Company’s operations and results.

The national and global economic downturn has recently resulted in extreme levels of market volatility locally, nationally and internationally.  Factors such as consumer spending, business investment, government spending and inflation all affect the business and economic environment and, ultimately, the profitability of the Company.  In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, stock prices of financial institutions, like ours, have been negatively affected, as has our ability, if needed, to raise capital or borrow in the debt markets.  Dramatic declines in the housing market over the past two years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions.  These write-downs have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail.  This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally.  The resulting economic pressure on consumers and lack of confidence in the financial markets may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for loan losses.

As a result of the current mortgage crisis and the economic slowdown, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations.  Negative developments in the financial services industry and the impact of new legislation in response to those developments could adversely impact our operations, including our ability to originate or sell loans, and adversely impact our financial performance.

There can be no assurance that recently enacted legislation will help stabilize the U.S. financial system.

As discussed further above in Part I, Item 1 “Business — Regulation – Recent Legislation – Federal Economic Stabilization Programs”, since October 2008, numerous legislative actions have been taken in response to the financial crisis affecting the banking system and financial markets.  These programs were implemented to help stabilize and provide liquidity to the financial system.  There can be no assurance, however, as to the actual impact that stabilization programs, or any other governmental programs, will have on the financial markets.  The failure of these programs to stabilize the financial markets and the continuation or worsening of current financial market conditions could materially and adversely affect the Company’s business, financial condition, results of operations, access to credit or the trading price of the Company’s common stock.

The soundness of other financial institutions could adversely affect us.

The Company’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions.  Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships.  As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions.  Many of these transactions expose the Company to credit risk in the event of default of a counterparty or client.  In addition, the Company’s credit risk may be exacerbated when the collateral held by the Company cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure.  There is no assurance that any such losses would not materially and adversely affect the Company’s results of operations.

Recent negative developments in the financial industry and the credit markets may subject us to additional regulation.

As a result of the recent global financial crisis, the potential exists for new federal or state laws and regulations regarding lending and funding practices and liquidity standards to be promulgated, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders.  Negative developments in the financial industry and credit markets, and the impact of new legislation in response to those developments, may negatively impact the Company’s operations by restricting our business operations, including our ability to originate or sell loans, and may adversely impact the Company’s financial performance.

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

The Company and the Bank operate in a highly regulated environment and are subject to extensive regulation, supervision and examination by the OCC and the Board of Governors of the Federal Reserve System.  See “Business — Regulation” herein.  Applicable laws and regulations may change, and there is no assurance that such changes will not adversely affect the Company’s business.  Such regulation and supervision govern the activities in which an institution may engage, and are intended primarily for the protection of banks and their depositors.  Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including but not limited to the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses.  Any change in such regulation and oversight, whether in the form of restrictions on activities, regulatory policy, regulations, or legislation, including but not limited to changes in the regulations governing national banks, could have a material impact on the bank and the Company’s operations.

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

We may have to foreclose on collateral property to protect the Company’s investment and may thereafter own and operate such property, in which case we will be exposed to the risks inherent in the ownership of real estate.  The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of the Company’s control, including, but not limited to: (i) general or local economic conditions; (ii) neighborhood values; (iii) interest rates; (iv) real estate tax rates; (v) operating expenses of the mortgaged properties; (vi) supply of and demand for rental units or properties; (vii) ability to obtain and maintain adequate occupancy of the properties; (viii) zoning laws; (ix) governmental rules, regulations and fiscal policies; and (x) acts of God. Certain expenditures associated with the ownership of real estate, principally real estate taxes and maintenance costs, may adversely affect the income from the real estate.  Therefore, the cost of operating a real property may exceed the rental income earned from such property, and we may have to advance funds in order to protect the Company’s investment, or we may be required to dispose of the real property at a loss.  The foregoing expenditures and costs could adversely affect the Company’s ability to generate revenues, resulting in reduced levels of profitability.

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

In order to comply with the requirements of Section 404 of the Sarbanes-Oxley Act and SEC rules and regulations, beginning with the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2008, we have included in our annual reports filed with the SEC a report of the Company’s management regarding internal control over financial reporting.  In anticipation of preparing such reports, we began in 2007 to document and evaluate the Company’s internal control over financial reporting.  Management retained outside consultants to assist in (i) assessing and documenting the adequacy of the Company’s internal control over financial reporting, (ii) improving control processes, where appropriate, and (iii) verifying through testing that controls are functioning as documented.  If we fail to identify and correct any significant deficiencies in the design or operating effectiveness of the Company’s internal control over financial reporting or fail to prevent fraud, current and potential stockholders and depositors could lose confidence in the Company’s financial reporting, which could adversely affect the Company’s business, financial condition and results of operations, the trading price of the Company’s stock and the Company’s ability to attract additional deposits.

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

ITEM 1B.         UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.            DESCRIPTION OF PROPERTY

The Bank conducts its business through its main office and four branch offices, three of which are located in Crawford County, Illinois, and one of which is located in Knox County, Indiana.  The commercial property for the newest branch, located in Vincennes, Indiana, was acquired by the Company in February 2008, and the branch opened on December 29, 2008.  The Bank owns its main office and branch offices.  The total net book value of the Bank’s premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at March 31, 2009 was approximately $3.9 million.  The following table sets forth information relating to the Bank’s offices as of March 31, 2009.

Location	Date Acquired	Total Approximate Square Footage	Net Book Value of Buildings and Improvements at March 31, 2009

Main Office: 501 East Main Street Robinson, Illinois	1985	12,420	$1.2 million

Branch Offices: 119 East Grand Prairie Palestine, Illinois	1995	1,800	247,000

102 West Main Street Oblong, Illinois	1995	2,260	85,000

Outer East Main Street Oblong, Illinois	1997	1,000	92,000

615 Kimmel Road Vincennes, Indiana	2008	2,612	563,500

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, for the quarter ended March 31, 2009.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Pages 61 and 62 of the attached 2009 Annual Report to Stockholders are incorporated herein by reference.

PURCHASES OF EQUITY SECURITIES BY COMPANY (1) (2)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/2009 – 1/31/2009	200	$35.00	—	4,194
2/1/2009 – 2/28/2009	—	—	—	4,194
3/1/2009 – 3/31/2009	—	—	—	4,194
Total	200	$35.00	—	4,194

(1)
On July 24, 2008, the Board of Directors of First Robinson Financial Corporation voted to approve the extension and expansion of the repurchase program of its equity stock approved on September 18, 2007.  The Company may repurchase up to 22,000 additional shares of the Company’s outstanding common stock in the open market or in negotiated private transactions from time to time when deemed appropriate by management. The increase represents approximately 5% of the Company’s issued and outstanding shares.  As of July 24, 2008, the Company had repurchased 20,108 shares of its common stock out of the 25,000 shares that had been previously authorized for repurchase.  As a result of these actions, the Company is currently authorized to repurchase 26,892 shares of common stock.  The Program, with an original expiration date of September 17, 2008, has been extended to August 1, 2009 or the completion of the repurchase of the 26,892 shares.  As of March 31, 2009, 22,698 shares of the 26,892 have been purchased in the new program leaving 4,194 remaining to be purchased.

(2)
The trustees of the First Robinson Savings and Loan Directors’ Retirement Plan purchased 200 shares of the Company’s common stock.  The stock is allocated to the Directors’ accounts and will be distributed upon retirement.

ITEM 6.	SELECTED FINANCIAL DATA

Pages 3 and 4 of the attached 2009 Annual Report to Stockholders are incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pages 5 through 24 of the attached 2009 Annual Report to Stockholders are incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pages 21 through 23 of the attached 2009 Annual Report to Stockholders are incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information appearing in the Company’s Annual Report to Stockholders for the year ended March 31, 2009, is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13.

With the exception of the aforementioned information, the Company’s Annual Report to Stockholders for the year ended March 31, 2009 is not deemed filed as part of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

Management’s Annual Report On Internal Control Over Financial Reporting

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.”  Based on the assessment, management determined that, as of March 31, 2009, the Company’s internal control over financial reporting is effective, based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 23, 2009, a copy of which was filed with the SEC on June 24, 2009.

Executive Officers

Information concerning Executive Officers of the Company and the Bank is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 23, 2009, a copy of which was filed with the SEC on June 24, 2009.

Compliance with Section 16(A)

Information concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 23, 2009, a copy of which was filed with the SEC on June 24, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 23, 2009, a copy of which was filed with the SEC on June 24, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The Company does not currently maintain any equity compensation plans.

Additional information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 23, 2009, a copy of which was filed with the SEC on June 24, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 23, 2009, a copy of which was filed with the SEC on June 24, 2009.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accounting fees and services is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 23, 2009, a copy of which was filed with the SEC on June 24, 2009.

ITEM 15.	EXHIBITS

(a)	Exhibits

Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
3(i)	Certificate of Incorporation	*
3(ii)	By-Laws	**
4	Instruments defining the rights of security holders, including debentures	*
10	Material Contracts	None
13	Annual Report to Stockholders	13
21	Subsidiaries of Registrant	21
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32.1	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 19, 1997 (File No. 333-23625).

**	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended March 31, 2008 filed with the SEC on June 30, 2008 (File No. 001-12969; Film No. 08924531).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST ROBINSON FINANCIAL CORPORATION

Date: June 29, 2009	By:	/s/ Rick L. Catt
Rick L. Catt, Director,
President and Chief Executive
Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Rick L. Catt	By:	/s/ Jamie E. McReynolds
	Rick L. Catt, Director, President and Chief Executive Officer (Principal Executive and Operating Officer)		Jamie E. McReynolds, Vice President, Chief Financial Officer and Secretary (Chief Financial and Accounting Officer)

Date:	June 29, 2009	Date:	June 29, 2009

By:	/s/ Scott F. Pulliam	By:	/s/ J. Douglas Goodwine
	Scott F. Pulliam, Director		J. Douglas Goodwine, Director

Date:	June 29, 2009	Date:	June 29, 2009

By:	/s/ Robin E. Guyer	By:	/s/ Steven E. Neeley
	Robin E. Guyer, Director		Steven E. Neeley, Director

Date:	June 29, 2009	Date:	June 29, 2009

By:	/s/ William K. Thomas
William K. Thomas, Director

Date:	June 29, 2009