Form 10-Q
period 2009-06-30
FIRST ROBINSON FINANCIAL CORP
filed 2009-08-13
CIK 1035991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	_____________________ to ________________________

Commission File Number 029276

FIRST ROBINSON FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	36-4145294
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

501 East Main Street, Robinson, Illinois	62454
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(618) 544-8621

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File requested to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files).   Yes  ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  433,198 shares of common stock, par value $.01 per share, as of August 12, 2009.

FIRST ROBINSON FINANCIAL CORPORATION

Index to Form 10-Q

PAGE

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2009
And March 31, 2009	3

Condensed Consolidated Statements of Income for the Three-Month
Periods Ended June 30, 2009 and 2008	4

Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Three-Month Periods ended June 30, 2009 and 2008	5

Condensed Consolidated Statements of Cash Flows for the Three-Month
Periods Ended June 30, 2009 and 2008	6

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures about Market Risk	30

Item 4T. Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	31

Item 1.A. Risk Factors	31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3. Defaults Upon Senior Executives	31

Item 4. Submission of Matters to a Vote of Security Holders	31

Item 5. Other Information	31

Item 6. Exhibits	31

SIGNATURES	32

CERTIFICATIONS

Item 1:

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	(Unaudited)
	June 30, 2009	March 31, 2009
ASSETS

Cash and cash equivalents	$3,999	$5,424
Interest-bearing deposits	2,813	713
Federal funds sold	—	7,572
Available-for-sale securities	68,452	55,925
Loans, held for sale	529	392
Loans, net of allowance for loan losses of $825 and $780 at June 30, 2009 and March 31, 2009, respectively	90,687	86,365
Federal Reserve and Federal Home Loan Bank stock	1,006	811
Premises and equipment, net	3,952	3,940
Foreclosed assets held for sale, net	46	46
Interest receivable	830	824
Prepaid income taxes	13	81
Cash surrender value of life insurance	1,466	1,453
Other assets	1,002	873

Total Assets	$174,795	$164,419

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$144,122	$140,088
Other borrowings	16,324	9,914
Short-term borrowings	400	—
Advances from borrowers for taxes and insurance	227	166
Deferred income taxes	275	452
Interest payable	356	330
Other liabilities	1,285	1,162
Total Liabilities	162,989	152,112

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock, $.01 par value; authorized 500,000 shares, no shares issued and outstanding	—	—
Common stock, $ .01 par value; authorized 2,000,000 shares; 859,625 shares issued; outstanding June 30, 2009– 435,148 shares; March 31, 2009 – 435,232 shares	9	9
Additional paid-in capital	8,786	8,791
Retained earnings	10,376	10,560
Accumulated other comprehensive income	473	782
Treasury stock, at cost
Common: June 30, 2009 – 424,477 shares; March 31, 2009 – 424,393 shares	(7,838)	(7,835)

Total Stockholders’ Equity	11,806	12,307

Total Liabilities and Stockholders’ Equity	$174,795	$164,419

See Notes to Condensed Consolidated Financial Statements

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three-Months Ended June 30, 2009 and 2008
(In thousands, except per share data)
(Unaudited)

	2009	2008
Interest and Dividend Income:
Loans	$1,347	$1,313
Securities:
Taxable	567	409
Tax-exempt	38	21
Other interest income	4	77
Dividends on Federal Reserve Bank stock	3	3
Total Interest and Dividend Income	1,959	1,823

Interest Expense:
Deposits	922	684
Other borrowings	10	50
Total Interest Expense	932	734

Net Interest Income	1,027	1,089

Provision for Loan Losses	45	30

Net Interest Income After Provision for Loan Losses	982	1,059

Non-Interest Income:
Charges and fees on deposit accounts	220	217
Charges and other fees on loans	100	44
Net gain on sale of loans	127	42
Net realized gain on sale of investments	101	—
Other	118	130
Total Non-Interest Income	666	433

Non-Interest Expense:
Compensation and employee benefits	650	732
Occupancy and equipment	184	175
Data processing	60	59
Audit, legal and other professional	85	50
Advertising	102	45
Telephone and postage	54	25
Net loss on sale of foreclosed assets	—	4
FDIC insurance	131	6
Other	158	137
Total Non-Interest Expense	1,424	1,233

Income Before Income Taxes	224	259

Provision For Income Taxes	60	85

Net Income	$164	$174

Basic Earnings Per Share	$0.39	$0.40
Diluted Earnings Per Share	$0.38	$0.38

See Notes to Condensed Consolidated Financial Statements

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three-Months Ended June 30, 2009 and 2008
(In thousands, except per share data)
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury		Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total	Loss
Balance, April 1, 2008	451,464	$9	$8,491	$10,114	$247	$(6,985)	$11,876
Comprehensive loss
Net income				174			174	174
Change in unrealized (depreciation) on available-for-sale securities, net of taxes of $(308)					(514)		(514)	(514)
Total comprehensive loss								(340)

Treasury shares purchased	(1,186)					(41)	(41)
Dividends on common stock, $0.75 per share				(346)			(346)
Stock options exercised	9,452		168			164	332
Balance, June 30, 2008	459,730	$9	$8,659	$9,942	$(267)	$(6,862)	$11,481

Balance, April 1, 2009	435,232	$9	$8,791	$10,560	$782	$(7,835)	$12,307
Comprehensive loss
Net income				164			164	164
Unrealized appreciation (depreciation) on available-for-sale securities:
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $(135)								(242)
Less reclassification adjustment for realized gains included in income net of taxes $34								67
Total unrealized depreciation on available-for-sale securities, net of taxes of $(169)					(309)		(309)	(309)
Total comprehensive loss								(145)

Treasury shares purchased	(84)					(3)	(3)
Dividends on common stock, $0.80 per share				(348)			(348)
Incentive compensation			(5)				(5)
Balance, June 30, 2009	435,148	$9	$8,786	$10,376	$473	$(7,838)	$11,806

See Notes to Condensed Consolidated Financial Statements

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three-Months Ended June 30, 2009 and 2008
(In thousands)
(Unaudited)

	2009	2008
Cash flows from operating activities:
Net income	$164	$174
Items not requiring (providing) cash
Depreciation and amortization	75	74
Provision for loan losses	45	30
Amortization of premiums and discounts on securities	24	(16)
Amortization of loan servicing rights	115	16
Compensation related to options exercised	—	182
Deferred income taxes	(8)	(20)
Originations of mortgage loans held for sale	(13,632)	(2,654)
Proceeds from the sale of mortgage loans	13,622	2,797
Net gain on loans sold	(127)	(42)
Net loss on sale of foreclosed property	—	4
Net realized gain on sale of securities	(101)	—
Cash surrender value of life insurance	(13)	(16)
Changes in:
Interest receivable	(6)	(23)
Other assets	(249)	(95)
Interest payable	26	(26)
Other liabilities	123	(110)
Income taxes, prepaid/accrued	68	39

Net cash provided by operating activities	126	314

Cash flows from investing activities:
Purchase of available-for-sale securities	(26,983)	(14,224)
Proceeds from maturities of available-for-sale securities	330	—
Proceeds from sales of available-for-sale securities	10,440	—
Repayment of principal on mortgage-backed securities	3,285	1,940
Purchase of Federal Home Loan Bank stock	(195)	—
Net change in loans	(4,367)	1,045
Purchase of premises and equipment	(82)	(57)
Proceeds from sale of foreclosed assets	—	12

Net cash used in investing activities	(17,572)	(11,284)

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For The Three-Months Ended June 30, 2009 and 2008
(In thousands)
(Unaudited)

	2009	2008

Cash flows from financing activities:
Net increase in deposits	$4,034	$638
Proceeds from other borrowings	26,172	37,988
Repayment of other borrowings	(19,762)	(35,480)
Proceeds from short-term borrowings	400	—
Purchase of incentive plan shares	(5)	—
Proceeds received from exercise of stock options	—	150
Purchase of treasury stock	(3)	(41)
Dividends paid	(348)	(346)
Net increase in advances from borrowers for taxes and insurance	61	52

Net cash provided by financing activities	10,549	2,961

Decrease in cash and cash equivalents	(6,897)	(8,009)

Cash and cash equivalents at beginning of period	13,709	19,528

Cash and cash equivalents at end of period	$6,812	$11,519

Supplemental Cash Flows Information:

Interest paid	$906	$760

Income taxes paid (net of refunds)	—	65

Real estate acquired in settlement of loans	—	90

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The condensed consolidated financial statements include the accounts of First Robinson Financial Corporation (the “Company”) and its wholly owned subsidiary, First Robinson Savings Bank, National Association (the “Bank”).  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission.  The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on  Form 10-Q and Article 8-03 of Regulation of S-X.  Accordingly, they do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in stockholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management of the Company, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at June 30, 2009, the results of its operations for the three month periods ended June 30, 2009 and 2008, the changes in stockholders’ equity for the three month periods ended June 30, 2009 and 2008, and cash flows for the three month periods ended June 30, 2009 and 2008.  The results of operations for those months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

The Condensed Consolidated Balance Sheet of the Company, as of March 31, 2009, has been derived from the audited Consolidated Balance Sheet for the Company as of that date.

2.	Newly Adopted and Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations—A Replacement of FASB Statement No. 141” (“SFAS No. 141(R)”) and Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures certain items in a business combination, as well as disclosures about the nature and financial effects of a business combination. SFAS No. 160 establishes accounting and reporting standards surrounding noncontrolling interest, or minority interests, which are the portions of equity in a subsidiary not attributable, directly or indirectly, to a parent. The pronouncements are effective for fiscal years beginning on or after December 15, 2008 and apply prospectively to business combinations, meaning they were effective for the Company beginning April 1, 2009. Presentation and disclosure requirements related to noncontrolling interests must be retrospectively applied. The application of SFAS No. 141(R) and SFAS No. 160 did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 was effective for the Company for the interim period beginning April 1, 2009, and did not have an effect on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position on FAS 157-4, “Determining Fair Value When the Volume and Level of Activity For the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4).  FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have decreased significantly.  FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  The provisions of FSP 157-4 were effective for the Company’s interim period ended June 30, 2009.  FSP 157-4 did not have a material effect on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position on FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (the FSP).  The FSP establishes a methodology of determining and recording other-than-temporary impairments of debt securities and expands disclosures about fair value measurements.  The provisions of the FSP were effective for the Company’s interim period ended June 30, 2009.   The disclosure provisions of these FASB Staff Positions are reflected in the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position on FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (the FSP).  The FSP requires disclosures about fair value of financial instruments in interim reporting periods of publicly-traded companies that were previously only required to be disclosed in annual financial statements.  The provisions of the FSP are effective for the Company for the interim period ended June 30, 2009. The disclosure provisions of these FASB Staff Positions are reflected in the Company’s condensed consolidated financial statements.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In May 2009, the FASB issued Statement No. 165, “Subsequent Events”.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  The Statement does not apply to subsequent events or transactions that are within the scope of other generally accepted accounting principles (GAAP) that provide different guidance on the accounting treatment for subsequent events or transactions.  The Statement was effective for interim or annual financial periods after June 15, 2009.  The Company adopted  the provisions of FAS 165 for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on the Company’s condensed consolidated financial statements.

On June 12, 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of  Financial Assets”, (“SFAS 166”). SFAS 166 is a  revision to FAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  SFAS 166 also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures.  SFAS 166 will be effective as of the beginning of the Company’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The recognition and measurement provisions of SFAS 166 shall be applied to transfers that occur on or after the effective date.  The Company will adopt SFAS 166 on April 1, 2010, as required.  Management has not determined the impact adoption may have on the Company’s consolidated financial statements.

On June 12, 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS167”).  SFAS 167 is a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  SFAS 167 will be effective as of the Company’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier adoption is prohibited.  The Compay will adopt SFAS 167 on April 1, 2010, as required.  Management has not determined the impact adoption may have on the Company’s consolidated financial statements.

On June 29, 2009, the FASB issued Statement of Financial Accounting Standards No. 168 (“SFAS 168”) “Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles” – a replacement of FASB Statement No. 162.  SFAS 168 establishes the FASB Accounting Standards Codification TM as a source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP.  SFAS 168 will be effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009, for most entities.  On the effective date, all non-SEC accounting and reporting standards will be superceded.  The Company will adopt SFAS 168 for the quarterly period ended September 30, 2009, as required, and adoption is not expected to have a material impact on the Company’s consolidated financial statements.

3.	Fair Value Measurements

Effective April 1, 2008, the Company adopted Statement of Financial Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 has been applied prospectively as of the beginning of the year.

Statement of Financial Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheet at June 30, 2009 and March 31, 2009.

Available-for-Sale Securities

The fair value of available-for-sale securities are determined by various valuation methodologies. Where quoted market prices are available in an active market, securities are classified within Level 1. The Company has no Level 1 securities. If quoted market prices are not available, then fair values are estimated using pricing models or quoted prices of securities with similar characteristics. Level 2 securities include obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, and mortgage-backed securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  The Company has no Level 3 available-for-sale securities.

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the FAS 157 hierarchy in which the fair value measurements fall as of June 30, 2009 and March 31, 2009 (in thousands):

	Carrying value at June 30, 2009
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$68,452	$—	$68,452	$—

	Carrying value at March 31, 2009
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$55,925	$—	$55,925	$—

The Company may be required, from time to time, to measure certain other financial assets and liabilities on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.   Following is a description of the valuation methodologies for assets and liabilities measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Impaired loans are classified within Level 3 of the fair value hierarchy.

Mortgage Servicing Rights

The fair value used to determine the valuation allowance is estimated using discounted cash flow models.  Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at June 30, 2009 and  March 31, 2009:

Carrying value at June 30, 2009
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$137	$—	$—	$137

Carrying value at March 31, 2009
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$154	$—	$—	$154
Mortgage servicing rights	243			243

The following methods were used to estimate fair values of the Company’s financial instruments.  The fair values of certain of these instruments were calculated by discounting expected cash flows, which involves significant judgments by management and uncertainties.  Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Carrying amount is the estimated fair value for cash and cash equivalents, interest-bearing deposits, loans held for sale, federal funds sold, Federal Reserve and Federal Home Loan Bank stocks, accrued interest receivable and payable, and advances from borrowers for taxes and insurance.  Security fair values equal quoted market prices, if available.  If quoted market prices are not available, fair value is estimated based on quoted market prices of similar securities.  The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Loans with similar characteristics were aggregated for purposes of the calculations.  On demand deposits, savings accounts, NOW accounts, and certain money market deposits the carrying amount approximates fair value.  The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities. On other borrowings and short-term borrowings, rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of forward sale commitments is estimated based on current market prices for loans of similar terms and credit quality.  The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2009		March 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$3,999	$3,999	$5,424	$5,424
Interest-bearing deposits	2,813	2,813	713	713
Federal funds sold	—	—	7,572	7,572
Available-for-sale securities	68,452	68,452	55,925	55,925
Loans held for sale	529	529	392	392
Loans, net of allowance for loan losses	90,687	91,788	86,365	87,092
Federal Reserve and Federal Home Loan Bank stock	1,006	1,006	811	811
Interest receivable	830	830	824	824

Financial liabilities
Deposits	144,122	136,768	140,088	135,883
Other borrowings	16,324	16,328	9,914	9,927
Short-term borrowings	400	400	—	—
Advances from borrowers for taxes and insurance	227	227	166	166
Interest payable	356	356	330	330

Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

4.	Federal Home Loan Bank Stock

The Company owns approximately $836,000 of Federal Home Loan Bank of Chicago (“FHLB”) stock.  During the third quarter of 2007, the FHLB of Chicago received a Cease and Desist Order from its regulator, the Federal Housing Finance Board.  The order generally prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board.  The FHLB will continue to provide liquidity and funding through advances.  With regard to dividends, which have not been declared since July 24, 2007, the FHLB will continue to assess its dividend capacity each quarter and make appropriate requests for approval.  Management performed an analysis and deemed the Company’s investment in FHLB stock to be not impaired as of June 30, 2009.

5.	Authorized Share Repurchase Program

On July 23, 2009, the Board of Directors of the Company voted to approve the extension and expansion of the repurchase program of its equity stock approved on July 24, 2008.  The Company may repurchase up to 10,000 additional shares of the Company’s outstanding common stock in the open market or in negotiated private transactions from time to time when deemed appropriate by management. The increase represents approximately 2.5% of the Company’s issued and outstanding shares.  As of July 22, 2009, the Company had repurchased 22,782 shares of its common stock out of the 26,892 shares that had been previously authorized for repurchase leaving 4,110 remaining to be purchased.  As a result of these actions, the Company is currently authorized to repurchase 14,110 shares of common stock.  The program has been extended to August 2, 2010 or  the earlier of the completion of the repurchase of the 14,110 shares.   As of August 10, 2009, 1,950 shares of the 14,110 have been purchased in the expanded program leaving 12,160 remaining to be purchased.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Investment Securities

The amortized cost and approximate fair values of available-for-sale securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
		(In thousands)
June 30, 2009
U.S. government agencies	$22,451	$206	$—	$22,657
Mortgage-backed securities	40,567	646	111	41,102
State and political subdivisions	4,660	55	22	4,693

	$67,678	$907	$133	$68,452
March 31, 2009
U.S. government agencies	$9,793	$199	$—	$9,992
Mortgage-backed securities	39,878	1,045	22	40,901
State and political subdivisions	5,002	52	22	5,032

	$54,673	$1,296	$44	$55,925

The amortized cost and fair value of available-for-sale securities at June 30, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)

Within one year	$9,226	$9,303
One to five years	16,291	16,460
Five to ten years	1,594	1,587

Investment securities	27,111	27,350
Mortgage-backed securities	40,567	41,102

Totals	$67,678	$68,452

Proceeds from the sale of investment securities available-for-sale during the three months ended June 30, 2009 were $10,440,000.  Gross gains of $108,000 and gross losses of $7,000 were realized on the sales.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows our investments’ gross unrealized losses and fair value (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009 and March 31, 2009.  At June 30, 2009, the Company does not hold any security that it considers other-than-temporarily impaired.

Description of Securities	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of June 30, 2009
Mortgage-backed securities	$8,654	$110	$120	$1	$8,774	$111
State and political subdivisions	311	15	224	7	535	22
Total temporarily impaired securities	$8,965	$125	$344	$8	$9,309	$133

As of March 31, 2009
Mortgage-backed securities	$6,307	$20	$125	$2	$6,432	$22
State and political subdivisions	290	16	225	6	515	22
Total temporarily impaired securities	$6,597	$36	$350	$8	$6,947	$44

There are 15 securities in an unrealized loss position in the investment portfolio at June 30, 2009, all due to interest rate changes and not credit events.  These unrealized losses are considered temporary and, therefore, have not been recognized into income, because the issuers are of high credit quality and management has the ability and intent to hold for the foreseeable future.  The fair value is expected to recover as the investments approach their maturity date or there is a downward shift in interest rates.  All mortgage-backed securities in the portfolio are residential properties.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Earnings Per Share for the Three-Month Periods

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share gives effect to the increase in the average shares outstanding resulting from the exercise of dilutive stock options and the effect of the incentive plan shares.  As of June 30, 2009 and 2008, all outstanding options had been exercised.  Therefore, there is no dilutive effect with regards to options for the earnings per share calculation for the three month periods ended June 30, 2009 or 2008.  The components of basic and diluted earnings per share for the three months ended June 30, 2009 and 2008 were computed as follows (dollar amounts in thousands except share data):

		Weighted
		Average	Per Share
	Income	Shares	Amount

For the Three-Months Ended June 30, 2009:

Basic Earnings per Share:
Income available to common stockholders	$164	419,264	$0.39

Effect of Dilutive Securities:
Incentive plan shares		15,897

Diluted Earnings per Share:
Income available to common stockholders	$164	435,161	$0.38

For the Three-Months Ended June 30, 2008:

Basic Earnings per Share:
Income available to common stockholders	$174	439,605	$0.40

Effect of Dilutive Securities:
Incentive plan shares		15,968

Diluted Earnings per Share:
Income available for common stockholders	$174	455,573	$0.38

8.	Subsequent Events

Subsequent events have been evaluated through August 13, 2009, which is the date the financial statements were issued.

In July 2009, a $2.5 million secured line of credit for the Company was approved by Independent Bankers’ Bank (“IBB”) located in Springfield, Illinois.  The loan documents have not been executed by the time of this filing.  The current $600,000 line of credit the Company has with IBB matured as of July 31, 2009.  The $600,000 line has been extended and will be paid off with proceeds from the $2.5 million line when the loan documents are executed.

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

Critical Accounting Policies

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company's financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

Allowance for Loan Losses - The allowance for loan losses provides coverage for probable losses inherent in the Company's loan portfolio. Management evaluates the adequacy of the allowance for credit losses each quarter based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management's estimates of specific and expected losses, including volatility of default probabilities, rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

The Company determines the amount of the allowance based on relative risk characteristics of the loan portfolio. The allowance recorded for commercial loans is based on reviews of individual credit relationships and an analysis of the migration of commercial loans and actual loss experience. The allowance recorded for homogeneous consumer loans is based on an analysis of loan mix, risk characteristics of the portfolio, fraud loss and bankruptcy experiences, and historical losses, adjusted for current trends, for each homogenous category or group of loans. The allowance for credit losses relating to impaired loans is based on the loan's observable market price, the collateral for certain collateral-dependent loans, or the discounted cash flows using the loan's effective interest rate.

Regardless of the extent of the Company's analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors including inherent delays in obtaining information regarding a customer's financial condition or changes in their unique business conditions, the judgmental nature of individual loan evaluations, regulatory input, collateral assessments and the interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogeneous groups of loans are among other factors. The Company estimates a range of inherent losses related to the existence of the exposures. The estimates are based upon the Company's evaluation of risk associated with the commercial and consumer allowance levels and the estimated impact of the current economic environment.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Overview

First Robinson Financial Corporation (the “Company”) is the holding company for First Robinson Savings Bank, National Association (the “Bank”). The Company is headquartered in Robinson, Illinois and operates three full service offices and one drive-up facility in Crawford County, Illinois and one full service office in Knox County, Indiana.  Assets grew $10.4 million from $164.4 million at March 31, 2009 to $174.8 million at June 30, 2009.  See “Financial Condition” for more information. The Company earned $164,000 for the three month period ending June 30, 2009, versus $174,000 in the same period of 2008, a decrease of 5.7%. Earnings for the three months ended June 30, 2009 were positively impacted by a $233,000, or 53.8%, increase in non-interest income which was more than offset by an increase of $191,000, or 15.5%, in non-interest expense and a decrease of $77,000, or 7.3% in net interest income after provision when compared to the prior year. Basic earnings per share for the June 30, 2009 three month period were $0.39 per share versus $0.40 per share for the same period of 2008.  Diluted earnings per share reflect incentive plan shares and the potential dilutive impact of stock options granted under the stock option plan and the effect of the incentive plan shares.  Diluted earnings per share for the three months ending June 30, 2009 and June 30, 2008 were $0.38 per share.

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

In response to the current national and international economic recession, however, the U.S. government has taken a variety of actions intended to stimulate the national economy, including the passage of legislation, such as the Emergency Economic Stabilization Act of 2008 (the “EESA”), and the implementation of certain programs by federal agencies.

The first program put forth by the U.S. Treasury pursuant to its authority under the EESA was the Troubled Asset Relief Program’s Capital Purchase Program (the “CPP”).  Pursuant to the CPP, the US Treasury, on behalf of the US government, intends to purchase up to $250 billion of preferred stock, along with warrants to purchase common stock, from certain financial institutions that applied to receive funds.  The CPP is intended to shore up bank capital and to stimulate lending.  Neither the Company nor the Bank has participated in the CPP.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Another recently implemented program intended to stabilize the nation’s banking system is the Term Asset-Backed Securities Loan Facility (the “TALF”) promulgated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  The program, which became operational in March, 2009, is intended to increase credit availability and support economic activity by facilitating renewed issuance of consumer and small business asset-backed securities (“ABS”) and commercial mortgage-backed securities (“CMBS”).  Under TALF, the Federal Reserve Bank of New York will finance the purchase of eligible ABS and CMBS by investors that own eligible collateral so long as such investor maintains an account relationship with a primary dealer.  Generally, eligible ABS must be newly issued, highly rated ABS collateralized by student loans, auto loans, credit card loans, and loans guaranteed by the Small Business Administration.  Eligible CMBS must also meet certain requirements, including:  (i) it must entitle its holders to payments of principal and interest throughout its remaining term, (ii) it must bear interest at a fixed pass-through rate or at a rate based on the weighted average of the underlying fixed mortgage rates, and (iii) the CMBS must not be junior to other securities with claims on the same pool of loans.  Minimum loan sizes under the TALF will be $10 million and TALF loans will generally have a three year maturity.  The Federal Reserve has also determined that certain high-quality commercial mortgage-backed securities issued before January 1, 2009 will become eligible collateral under the TALF.  Starting in June 2009, however, TALF loans secured by SBA Pool Certificates, SBA Development Company Participation Certificates, or ABS secured by student loans or commercial mortgages will have a five-year maturity if the borrower so elects.  The facility will cease making loans on December 31, 2009 unless the Federal Reserve extends such date.

In response to the current reserve ratios of the Deposit Insurance Fund, and the need to restore it to its statutory minimum, the Federal Deposit Insurance Corporation (the “FDIC”) announced on May 22, 2009, a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009 (although no institution’s special assessment will exceed 10 basis points times the institution’s assessment base for the second quarter of 2009).  The special assessment is payable on September 30, 2009.  The FDIC also announced that an additional special assessment later in 2009 is “probable.”  In addition, the FDIC made changes to its risk-based assessment rates effective April 1, 2009.

Finally, the FDIC promulgated a temporary liquidity guarantee program that had both a debt guarantee component, whereby the FDIC agreed to guarantee certain senior unsecured debt issued by eligible financial institutions between October 14, 2008 and October 31, 2009, and a transaction account guarantee component, whereby the FDIC agreed to insure 100% of non-interest bearing deposit transaction accounts held at eligible financial institutions, such as lawyers’ trust accounts, payment processing accounts, payroll accounts and working capital accounts through December 31, 2009.  The FDIC has proposed an extension of the transaction account guarantee component of this program but, as of the date of this filing, no extension has been finalized.  The Bank opted out of participation in the debt guarantee program but does participate in the transaction account guarantee program.

On May 22, 2009, President Obama signed into law the Credit Card Accountability, Responsibility and Disclosure Act of 2009 (the “Credit Card Act”).  The law made significant changes to the Truth in Lending Act as implemented by the Federal Reserve’s Regulation Z.  The Credit Card Act imposes a number of changes upon credit card issuers by February 2010, although a limited number of changes go into effect in August 2009.  This has no impact on the Company as the Company does not issue credit cards.

The extent to which these programs and others like them will succeed in ameliorating tight credit conditions or otherwise result in an improvement in the national economy is uncertain.  It is also likely, but not certain, that additional legislation affecting financial institutions (such as the Bank) and their holding companies (such as the Company) will be enacted.

Legislative and regulatory changes continue to be proposed with respect to consumer financial products and services.  The most significant of these proposals was released by the U.S. Treasury in June 2009 and involves the creation of a new, independent federal agency to be called the Consumer Financial Protection Agency.  The proposed agency would regulate consumer financial products and services and provide minimum, uniform rules with respect to such products, including products currently offered by the Bank.  The proposal also includes a rollback of preemption for federally chartered banks (like the Bank) such that a broad category of state consumer law not currently applicable to the Bank would be applicable to the operations and product offerings of the Bank, its subsidiaries and its affiliates.  In addition, the proposed agency would have sole rulemaking and interpretive authority.  Debate continues with respect to the creation and powers of the proposed agency and there is no way to predict whether it will be created and, if it is, the authority it will possess.

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

The following table sets forth the Bank’s loan delinquencies by type, by amount and by percentage of type at June 30, 2009.

	Loans Delinquent For:
	30-89 Days(1)			90 Days and Over(1)			Nonaccrual			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
Real Estate:
One- to four-family	5	$170	0.38%	—	—	—	8	$182	0.41%	13	$352	0.79%
State and municipal government	2	97	2.10	—	—	—	—	—	—	2	97	2.10%
Consumer and other loans	6	9	0.10	—	—	—	1	7	0.08	7	16	0.18%
Commercial business and agricultural finance	3	68	0.38	—	—	—	2	27	0.15	5	95	0.53%

Total	16	$344	0.36%	—	—	—	11	$216	0.23%	27	$560	0.59%

(1)	Loans are still accruing.

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

	June 30,	March 31,	June 30,
	2009	2009	2008
		(In thousands)
Non-accruing loans:
One- to four-family	$182	$192	$115
Commercial and agriculture real estate	—	—	123
Consumer and other loans	7	14	9
Commercial business and agricultural finance	27	29	21
Total	216	235	268

Foreclosed/Repossessed assets:
One- to four-family	46	46	90
Total	46	46	90

Total non-performing assets	$262	$281	$358
Total as a percentage of total assets	0.15%	0.17%	0.26%

Gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $3,000 for the three months ended June 30, 2009 and $5,000 for the three months ended June 30, 2008.

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

In connection with the filing of its periodic reports with the OCC and in accordance with its classification of assets policy, the Company regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations.  On the basis of management’s review of its assets, at June 30, 2009, the Company had classified a total of $376,000 of its assets as substandard and $135,000 as doubtful.  At June 30, 2009, total classified assets comprised $511,000, or 4.3% of the Company’s capital, and 0.3% of the Company’s total assets.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Other Loans of Concern.  As of June 30, 2009, there were $4.6 million in loans identified, but not classified, by the Company with respect to which known information about the possible credit problems of the borrowers or the cash flows of the business have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

At June 30, 2009, the Company had a commercial loan in the amount of $1.0 million, secured by the common stock of a financial institution.  The borrower has been under increased regulatory pressure with respect to its capital position in recent months due to the borrower’s deteriorating investment portfolio.  The borrower is in the process of securing additional capital to address the regulatory concerns.  The allowance for loan losses reflects management’s best estimate of the anticipated losses in this loan.  Due to the nature of the collateral, the Company could incur additional losses.

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

Real estate properties acquired through foreclosure are recorded at the fair value minus 20% of the fair value if the property is appraised at $50,000 or less.  If the property is appraised at greater than $50,000, then the property is recorded at the fair value less 10% of the fair value.  If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer.  Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations.  At June 30, 2009, the Bank had one real estate property acquired through foreclosure.  The property is considered as held for sale.

Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination.  Future additions to the Company’s allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance.  In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank’s operations.  Such agencies may require the Bank to increase the Bank’s allowance for loan losses, increase classified assets, or take other actions that could significantly affect the Company’s earnings based upon their judgment of the information available to them at the time of their examination.  At June 30, 2009, the Company had a total allowance for loan losses of $825,000, representing 0.90% of the Company’s loans, net.   At March 31, 2009, the Company’s total allowance for loan losses to the Company’s loans, net was at 0.90%.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

The distribution of the Company’s allowance for losses on loans at the dates indicated is summarized as follows:

	June 30, 2009			March 31, 2009
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

One- to four-family including loans held for sale	$85	$44,407	46.45%	$66	$43,903	48.59%
Multi-family	—	1,235	1.29	—	1,242	1.38
Commercial and agricultural real estate	477	15,712	16.44	458	14,793	16.37
Construction or development	—	2,864	3.00	—	2,624	2.90
Consumer and other loans.	34	8,756	9.16	34	7,783	8.62
State and Municipal Governments	—	4,609	4.82	—	2,172	2.40
Commercial business and agricultural finance	229	18,012	18.84	222	17,835	19.74

Gross Loans		95,595	100.00%		90,352	100.00%
Unallocated	—			—
Deferred loan fees		(3)			(4)
Undisbursed portion of loans		(3,551)			(2,811)
Total	$825	$92,041		$780	$87,537

The following table sets forth an analysis of the Company’s allowance for loan losses.

	Three Months Ended June 30,
	2009	2008
	(In thousands)
Balance at beginning of period	$780	$727

Charge-offs:
Consumer and other loans	6	4
Total	6	4

Recoveries:
One- to four-family	—	1
Consumer and other loans	6	3
Total	6	4

Net charge-offs	—	—
Additions charged to operations	45	30

Balance at end of period	$825	$757

Ratio of net charge-offs during the period to average loans outstanding during the period	0.00%	0.00%

Ratio of net charge-offs during the period to average non-performing assets	0.00%	0.00%

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Financial Condition

Total assets of the Company increased by $10.4 million, or 6.3%, to $174.8 million at June 30, 2009 from $164.4 million at March 31, 2009. The increase in assets was primarily due to an increase of $12.5 million, or 22.4%, in available for sale securities, an increase of $4.3 million, or 5.0%, loans receivable, net, offset, in part, by a $6.9 million, or 50.3%, decrease in cash and cash equivalents.

The total decrease in cash and cash equivalents was derived substantially from federal funds sold decreasing by $7.6 million, or 100.0%, to no federal funds sold at June 30, 2009 from $7.6 million at March 31, 2009. The decrease in federal funds sold was offset, in part, by the increase of $675,000 in cash and other interest earning deposit accounts from $6.1 million at March 31, 2009 to $6.8 million at June 30, 2009. The decrease resulted from the funds being used to purchase additional available-for-sale securities and to fund loan growth.  The Company’s non-interest earning deposits are with Independent Bankers Bank (“IBB”) located in Springfield, Illinois.  As IBB is a participant in the Transaction Account Guarantee Program, the Company’s deposits are insured.

Available-for-sale investment securities increased to $68.4 million at June 30, 2009 compared to $55.9 million at March 31, 2009, a $12.5 million increase. The increase resulted from the purchase of $27.0 million in available-for-sale securities and the realized gain on sale of available-for-sale securities of $101,000 offset by $3.3 million in repayments on mortgage-backed securities, by $330,000 in proceeds from the maturity of available-for-sale securities, and by $10.4 million in proceeds from the sale of available-for-sale securities, the $478,000 decrease in the market valuation of the available-for-sale portfolio, and the amortization of $24,000 of premiums and discounts on investments. The investment portfolio is managed to limit the Company's exposure to risk by investing primarily in mortgage-backed securities and other  securities  which are either  directly or indirectly backed by the federal government or a local municipal government.

During April 2009, the Company was required to purchase $195,000 in additional Federal Home Loan Bank (“FHLB”) stock which increased our holdings to $836,000.  The amount of required investment in FHLB stock is calculated based on a formula which includes the amount of  one- to- four family dwelling loans held in the Company’s loan portfolio and the amount of mortgage-backed securities held in the Company’s investment portfolio.  Due to the increase in both of these factors on the balance sheet, we were required to purchase the additional shares.

The Company's net loan portfolio including loans held for sale increased by $4.4 million to $91.2 million at June 30, 2009 from $86.8 million at March 31, 2009. Loans on one- to four-family real estate, including one- to four-family loans held for sale, increased by $504,000, or 1.1%; commercial nonresidential real estate and farmland loans increased by $919,000, or 6.2%; construction and development loans increased by $240,000, or 9.2%; consumer and other loans increased by $973,000, or 12.5%; loans to state and municpal governments increased by $2.4 million, or 112.2%; and commercial business and agricultural finance loans increased $177,000, or 1.0%.  These increases were offset, in part, by the decrease of $7,000, in loans on multi-family properties.  The total amount of undisbursed closed-ended lines of credit increased by $740,000, or 26.3% from $2.8 million at March 31, 2009 to $3.6 million at June 30, 2009.

At June 30, 2009, the allowance for loan losses was $825,000, or 0.90% of the net loan portfolio, an increase of $45,000 from the allowance for loan losses at March 31, 2009 of $780,000, or 0.90% of the net loan portfolio. During the first three-months of fiscal 2010, the Company charged off $6,000 of loan losses, all in consumer and other loans. The chargeoffs of $6,000 were offset by $6,000 in recoveries, all in consumer and other loans. Management reviews the adequacy of the allowance for loan losses quarterly, and believes that its allowance is adequate; however, the Company cannot assure that future chargeoffs and/or provisions will not be necessary.  See “Asset Quality” for further information on delinquencies.

The Company had one foreclosed real estate property held for sale at June 30, 2009 with no change from March 31, 2009.  Foreclosed assets are carried at lower of cost or fair value.  When foreclosed assets are acquired, any required adjustment is charged to allowance for loan losses.  All subsequent activity is included in current operations.

Total deposits increased by $4.0 million, or 2.9%, to $144.1 million at June 30, 2009 from $140.1 million at March 31, 2009. The increase in total deposits was due to an increase of $2.0 million in certificates of deposit, and an increase of  $2.8 million in savings, NOW, and money market accounts, offset by the decrease of $728,000 in non-interest bearing demand deposits

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Other borrowings, consisting entirely of repurchase agreements, increased $6.4 million, or 64.7% from $9.9 million at March 31, 2009 to $16.3 million at June 30, 2009. The obligations are secured by mortgage-backed securities and US Government agency obligations held at Independent Bankers Bank in Springfield, Illinois.  At June 30, 2009, the average rate on the repurchase agreements was 0.19% compared to 0.30% at March 31, 2009.  The rate on approximately $15.5 million of the repurchase agreements reprice daily.  All agreements mature periodically within 24 months.

The short-term borrowing is a $400,000 draw the Company accessed on its $600,000 line with Independent Bankers’ Bank in Springfield, Illinois.  The line requires quarterly interest payments at a rate of 3.25%.

Stockholders' equity at June 30, 2009 was $11.8 million compared to $12.3 million at March 31, 2009, a decrease of $501,000, or 4.1%.  Factors relating to the decrease in stockholders’ equity can be attributed to the addition of $164,000 in net income offset by  $348,000 in dividends declared and paid, the decrease of $309,000 in accumulated other comprehensive income due to the decrease in the fair value of securities available for sale, the decrease in additional paid-in-capital of $5,000 due to the purchase of incentive plan shares related to the Directors Retirment Plan and the repurchase of $3,000 in treasury shares.

Results of Operations

Net Income

The Company earned $164,000 for the three month period ending June 30, 2009, versus $174,000 in the same period of 2008, a decrease of 5.7%. Earnings for the three months ended June 30, 2009 were positively impacted by a $233,000, or 53.8%, increase in non-interest income which was more than offset by an increase of $191,000, or 15.5%, in non-interest expense and a decrease of $77,000, or 7.3%, in net interest income after provision when compared to the prior year. Basic earnings per share for the June 30, 2009 three month period were $0.39 per share versus $0.40 per share for the same period of 2008.  Diluted earnings per share reflect incentive plan shares and the potential dilutive impact of stock options granted under the stock option plan.  Diluted earnings per share for the three months ending June 30, 2009 and June 30, 2008 were $0.38 per share.

Net Interest Income

For the three-month period ended June 30, 2009, net interest income totaled $1,027,000, a decrease of 5.7%, or $62,000, compared to the same period of 2008. Net interest income decreased in the three-month period ended June 30, 2009 versus the comparable period of 2008 due to an increase of $198,000, or 27.0%, in total interest expense, offset by the increase of $136,000, or 7.5%, in total interest income. The increase in total interest expense is due to the increase of  $238,000, or 34.8%, in interest expense on deposits, offset by the decrease of $40,000, or 80.0%, in interest expense on other borrowings for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.  The increase of $158,000, or 38.6%, in interest income from taxable securities; the increase of $34,000, or 2.6%, from loans receivable; the increase of $17,000, or 81.0%, from tax-exempt securities; offset by the decrease of $73,000, or 94.8%, in interest income on deposits and federal funds sold are the contributing factors to the increase of $136,000 in interest income.

 For the three-months ended June 30, 2009 total average interest earning assets increased by $31.6 million, or 25.0%, to $158.0 million as of June 30, 2009 from $126.3 million as of June 30, 2008.  However, the yield on the earning assets decreased by 81 basis points when comparing the three months ended June 30, 2009 to the same period in 2008.  Total average interest bearing liabilities for the three months ended June 30, 2009 were $145.4 million compared to $108.9 million as of June 30, 2008, an increase of $36.5 million, or 33.5%.   The cost on the average interest bearing liabilities decreased by 13 basis points.  For the three-month period ended June 30, 2009, the net interest spread decreased 68 basis points to 2.40% versus 3.08% in the comparable period of 2008.  The decrease in the net interest spread can be partially attributed to market pressures pushing loan and investment rates down while still requiring the Bank to pay mid-market deposit rates.  The rates on other borrowings follow the federal funds rates and are not as locally market driven.  The decrease in the federal funds rate and the growth in available for sale securities and loans have helped to sustain net interest income.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

The average daily loan balances for the quarter ended June 30, 2009 increased $11.2 million, or 14.9%, to $86.6 million, versus $75.4 million for the same period of 2008.  During the same period, the yield on loans decreased 75 basis points to 6.22% from 6.97% for the June 30, 2009 quarter compared to the June 30, 2008 quarter.

The average daily securities balances, the Company’s interest-earning deposits and the federal funds sold balances for the first quarter of fiscal year 2010 increased $20.3 million, or 40.5%, to $70.2 million, versus $49.9 million for the same period of fiscal year 2009. However, the yield on available-for-sale securities, interest-earning deposits and federal funds sold decreased by 58 basis points to 3.47% for the three months ended June 30, 2009 compared to 4.05% for the three months ended June 30, 2008.

On an average daily basis, total interest-bearing deposits increased $37.9 million, or 40.8%, to $131.0 million for the three-month period ended June 30, 2009, versus $93.1 million in the same period in 2008. The average cost of funds on deposits decreased by 12 basis points to 2.82% for the June 2009 quarter versus the June 2008 quarter at 2.94%.

For the three-months ended June 30, 2009 versus the same period of 2008, the average daily balance of short-term borrowings decreased $1.5 million, or 9.6%, from $15.8 million to $14.3 million.  The average cost of funds decreased for the June 2009 quarter by 99 basis points from 1.26% to 0.27%.

Provision for Loan Losses

The provision for loan losses for the quarter ended June 30, 2009 was $45,000 with a 50.0% increase over the provision of $30,000 for the June 30, 2008 quarter.  The provision for both periods reflects management's analysis of the Company's loan portfolio based on the information which was available to the Company. Management meets on a quarterly basis to review the adequacy of the allowance for loan losses based on Company guidelines. Classified loans are reviewed by the loan officers to arrive at specific reserve levels for those loans. Once the specific reserve for each loan is calculated, management calculates general reserves for each loan category based on a combination of loss history adjusted for current national and local economic conditions, trends in delinquencies and charge-offs, trends in volume and term of loans, changes in underwriting standards, and industry conditions. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company's management believes that, as of June 30, 2009, its allowance for loan losses was adequate.

Non-Interest Income
Non-interest income categories for the three-month periods ended June 30, 2009 and 2008 are shown in the following table:

	Three Months Ended
	June 30,
Non-interest income:	2009	2008	% Change
	(In thousands)
Charges and fees on deposit accounts	$220	$217	1.4%
Charges and other fees on loans	100	44	127.3
Net gain on sale of loans	127	42	202.4
Net realized gain on sale of available-for-sale securities	101	—	—
Other	118	130	(9.2)

Total non-interest income	$666	$433	53.8%

Non-interest income increased $233,000 when comparing the three-months ended June 30, 2009 to June 30, 2008.  The largest contributing factors to the increase were the increase in gain on sale of loans and the realized gain on sale of securities.  The gain on sale of loans is due to the sale of $13.6 million in loans for the three-months ended June 30, 2009 compared to $2.7 million in loans sold during the three months ended June 30, 2008.  During the June 2009 quarter, the Company sold $10.4 million in available-for-sale securities resulting in a net realized gain of $101,000.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Non-Interest Expense

Non-interest expense categories for the three-month periods ended June 30, 2009 and 2008 are shown in the following table:

	Three Months Ended
	June 30,
	2009	2008	% Change
Non-interest expense:	(In thousands)
Compensation and employee benefits	$650	$732	(11.2)%
Occupancy and equipment	184	175	5.1
Data processing	60	59	1.7
Audit, legal and other professional	85	50	70.0
Advertising	102	45	126.7
Telephone and postage	54	25	116.0
Loss on sale of foreclosed property	—	4	(100.0)
FDIC Insurance	131	6	2,083.3
Other	158	137	15.3

Total non-interest expense	$1,424	$1,233	15.5%

Compensation and employee benefits decreased by $82,000 when comparing the June 2009 and 2008 quarters primarily due to the decrease of $182,000 in expenses accosicated with the exercise of options and a $33,000 decrease in market value of the shares held in the Directors Retirement Plan offset, in part, by a $121,000 increase in salaries and accrued paid time off days. The increase in salaries can be attributed to the hiring of a trust officer in July 2008 and the hiring, during the second quarter of fiscal 2009, the full-time employees for the Vincennes, Indiana branch.

Advertising expense increased $57,000 for the three months ended June 30, 2009  when compared to the same period of the prior year due to increased advertising in a new market area, Vincennes, Indiana. On May 1st, 2009, in response to a marketing program to promote branding, our deposit product called “Reward Checking” was renamed Kasasa ™ Cash.   This promotion has also led to the increase in advertising.

Telephone and postage expense increased by $29,000 for the three-months ended June 30, 2009 when compared to the same period in 2008.  During August 2008, the Company signed with a company that would supply all lines necessary for integrated technologies, secure networking, and communicating with branches and ATMs.  The addition of phones and lines at the new branch in Vincennes also contributed to the increases.

The increase of $125,000 in Federal Deposit Insurance Corporation (“FDIC”) insurance was due to the increase in the assessment from 5 basis points to 12 basis points paid on deposits and the additional 5 basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009. The amount of the special assessment for any institution will not exceed 10 basis points times the institution's assessment base for the second quarter 2009. The special assessment will be collected on September 30, 2009. An additional special assessment of up to 5 basis points later in 2009 is probable, but the amount is uncertain. The additional amount  imposed on the Company, as a result of the June 30, 2009 final rule, was approximately $82,000.

Income Tax Expense

The provision in income tax expense decreased $25,000, or 29.4%, for the three-months ending June 30, 2009, compared to the same period in 2008. The decreases can be attributed in part to decreased profitability. The combined state and federal income tax expense as a percentage of income before income tax expense decreased to 26.8% during the three-month period ended June 30, 2009 compared to 32.8% during the same period in 2008.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Off-Balance Sheet Arrangements

The Company has entered into performance standby and financial standby letters of credit with various local commercial businesses in the aggregate amount of $395,000. The letters of credit are collateralized and underwritten, as currently required by our loan policy, in the same manner as any commercial loan.  The advancement of any funds on these letters of credit is not anticipated.

Liquidity and Capital Resources

The Company’s principal sources of funds are deposits and principal and interest payments collected on loans, investments and related securities.  While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition.

Liquidity resources are used principally to meet outstanding commitments on loans, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses.  The Company anticipates no foreseeable problems in meeting current loan commitments.  At June 30, 2009, outstanding commitments to extend credit amounted to $20.9 million (including $12.7 million, in available revolving and closed-ended commercial and agricultural lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet any foreseeable liquidity needs.

The Company maintains a $24.5 million line of credit with the FHLB, which can be accessed immediately.  As of June 30, 2009 and 2008, there were no advances outstanding for either period.  However, the available line of credit with the FHLB was reduced by $1.2 million for the credit enhancement reserve established as a result of the participation in the FHLB Mortgage Partnership Finance (“MPF”) program.  At June 30, 2009, the Company also maintained a $5.0 million revolving line of credit and a $600,000 revolving line of credit with Independent Banker’s Bank located in Springfield, Illinois.  The Company borrowed $400,000 of the $600,000 in June 2009 and $200,000 in July 2009. Also, in July 2009, the Company obtained a $2.5 million secured revolving line of credit with Independent Banker’s Bank located in Springfield, Illinois replacing the $600,000 line of credit. The Company has also established borrowing capabilities at the discount window with the Federal Reserve Bank of St. Louis. Investment securities of $3,000,000 have been pledged as collateral.  As of June 30, 2009 and 2008, no amounts were outstanding at the Federal Reserve discount window.

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

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

At June 30, 2009, the Bank’s compliance with all of the aforementioned capital requirements is summarized below:

					To be Well Capitalized
					Under the Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital
(to Risk-Weighted Assets)	$12,885	13.53%	$7,621	8.00%	$9,527	10.00%
Tier I Capital
(to Risk-Weighted Assets)	12,046	12.64	3,811	4.00	5,716	6.00
Tier I Capital
(to Average Assets)	12,046	7.01	6,872	4.00	8,590	5.00

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

Item:  4T    Controls and Procedures

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met.  Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2009 the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed in this Report was  recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

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

PART II OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by the Company for the quarter ended June 30, 2009 regarding the Company’s common stock.

PURCHASES OF EQUITY SECURITIES BY COMPANY (1)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/2009 – 4/30/2009	125	$35.00	84	4,110
5/1/2009 – 5/31/2009	—	—	—	4,110
6/1/2009– 6/30/2009	—	—	—	4,110
Total	125	$35.00	84	4,110
(1)  On July 23, 2009, the Board of Directors of the Company voted to approve the extension and expansion of the repurchase program of its equity stock approved on July 24, 2008.  The Company may repurchase up to 10,000 additional shares of the Company’s outstanding common stock in the open market or in negotiated private transactions from time to time when deemed appropriate by management. The increase represents approximately 2.5% of the Company’s issued and outstanding shares.  As of July 22, 2009, the Company had repurchased 22,782 shares of its common stock out of the 26,892 shares that had been previously authorized for repurchase leaving 4,110 remaining to be purchased.  As a result of these actions, the Company is currently authorized to repurchase 14,110 shares of common stock.  The program has been extended to August 2, 2010 or  the earlier of the completion of the repurchase of the 14,110 shares.   As of August 3, 2009, 950 shares of the 14,110 have been purchased in the expanded program leaving 13,160 remaining to be purchased.

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

FIRST ROBINSON FINANCIAL
CORPORATION

Date: August 13, 2009	/s/ Rick L. Catt
Rick L. Catt
President and Chief Executive Officer

Date: August 13, 2009	/s/ Jamie E. McReynolds
Jamie E. McReynolds
Chief Financial Officer and Vice President

EXHIBIT INDEX

Exhibit No.

31.1	Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002