Form 10-Q
period 2009-09-30
FIRST ROBINSON FINANCIAL CORP
filed 2009-11-16
CIK 1035991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      _____________________ to ________________________

Commission File Number  029276

FIRST ROBINSON FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	36-4145294
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

501 East Main Street, Robinson, Illinois	62454
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(618) 544-8621

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

      The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  433,198 shares of common stock, par value $.01 per share, as of November 12, 2009.

FIRST ROBINSON FINANCIAL CORPORATION
Index to Form 10-Q

Item 1:
FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	(Unaudited)
	September 30, 2009	March 31, 2009
ASSETS

Cash and cash equivalents	$6,186	$5,424
Interest-bearing deposits	3,156	713
Federal funds sold	3,872	7,572
Available-for-sale securities	60,774	55,925
Loans, held for sale	419	392
Loans, net of allowance for loan losses of $893 and $780 at September 30, 2009 and March 31, 2009, respectively	94,759	86,365
Federal Reserve and Federal Home Loan Bank stock	1,006	811
Premises and equipment, net	3,903	3,940
Foreclosed assets held for sale, net	30	46
Interest receivable	999	824
Prepaid income taxes	—	81
Cash surrender value of life insurance	1,477	1,453
Other assets	880	873

Total Assets	$177,461	$164,419

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$148,263	$140,088
Other borrowings	12,387	9,914
Short-term borrowings	2,500	—
Advances from borrowers for taxes and insurance	66	166
Deferred income taxes	525	452
Accrued income taxes	28	—
Interest payable	300	330
Other liabilities	1,256	1,162
Total Liabilities	165,325	152,112

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock, $.01 par value; authorized 500,000 shares, no shares issued and outstanding	—	—
Common stock, $ .01 par value; authorized 2,000,000 shares; 859,625 shares issued; outstanding September 30, 2009– 433,198 shares; March 31, 2009 – 435,232 shares	9	9
Additional paid-in capital	8,777	8,791
Retained earnings	10,341	10,560
Accumulated other comprehensive income	914	782
Treasury stock, at cost
Common: September 30, 2009 – 426,427 shares; March 31, 2009 – 424,393 shares	(7,905)	(7,835)

Total Stockholders’ Equity	12,136	12,307

Total Liabilities and Stockholders’ Equity	$177,461	$164,419

See Notes to Condensed Consolidated Financial Statements

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six-Month Periods Ended September 30, 2009 and 2008
(In thousands, except per share data)
(Unaudited)

	Three-Month Period		Six-Month Period

	2009	2008	2009	2008

Interest and Dividend Income:
Loans	$1,414	$1,343	$2,761	$2,656
Securities:
Taxable	518	519	1,085	929
Tax-exempt	37	21	75	42
Other interest income	1	32	5	109
Dividends on Federal Reserve Bank stock	2	3	5	5

Total Interest and Dividend Income	1,972	1,918	3,931	3,741

Interest Expense:
Deposits	823	710	1,745	1,394
Other borrowings	18	57	28	106

Total Interest Expense	841	767	1,773	1,500

Net Interest Income	1,131	1,151	2,158	2,241

Provision for Loan Losses	135	130	180	160

Net Interest Income After Provision for Loan Losses	996	1,021	1,978	2,081

Non-interest income:
Charges and fees on deposit accounts	256	231	476	448
Charges and other fees on loans	78	40	178	84
Net gain on sale of loans	55	30	182	72
Net realized gain on sale of available-for-sale investments	5	2	106	2
Other	121	105	239	234

Total Non-Interest Income	515	408	1,181	840

Non-interest expense:
Compensation and employee benefits	690	569	1,340	1,301
Occupancy and equipment	176	158	360	333
Data processing	66	60	126	119
Audit, legal and other professional	107	49	192	99
Advertising	75	52	177	97
Telephone and postage	50	33	104	59
Net loss on sale of foreclosed property	—	—	—	4
FDIC insurance	50	4	181	10
Loss on cost basis equity investment	137	—	137	—
Other	183	137	341	273

Total Non-Interest Expense	1,534	1,062	2,958	2,295

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
For the Three and Six-Month Periods Ended September 30, 2009 and 2008
(In thousands, except per share data)
(Unaudited)

	Three-Month Period		Six-Month Period

	2009	2008	2009	2008

Income (loss) before income taxes	(23)	367	201	626

Provision for income taxes	11	123	72	208

Net Income (Loss)	$(34)	$244	$129	$418

Earnings (Loss) Per Share-Basic	$(0.08)	$0.56	$0.31	$0.95
Earnings (Loss) Per Share-Diluted	$(0.08)	$0.54	$0.30	$0.92

See Notes to Condensed Consolidated Financial Statements

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six-Months Ended September 30, 2009 and 2008
(In thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury		Comprehensive
	Shares	Amount	Capital	Earnings	Income	Stock	Total	Loss
Balance, April 1, 2008	451,464	$9	$8,491	$10,114	$247	$(6,985)	$11,876

Comprehensive loss
Net income				418			418	418
Change in unrealized (depreciation) on available-for-sale securities, net of taxes of $(7)					(13)		(13)	(13)
Total comprehensive income								405

Treasury shares purchased	(7,936)					(282)	(282)
Transfer of Unallocated Recognition and Retention Shares to Treasury Shares			125			(125)	—
Dividends on common stock, $0.75 per share				(345)			(345)
Incentive compensation			(12)				(12)
Stock options exercised	9,452		168			164	332
Balance, September 30, 2008	452,980	$9	$8,772	$10,187	$234	$(7,228)	$11,974

Balance, April 1, 2009	435,232	$9	$8,791	$10,560	$782	$(7,835)	$12,307

Comprehensive loss
Net income				129			129	129
Unrealized appreciation (depreciation) on available-for-sale securities:
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $146								203
Less reclassification adjustment for realized gains included in income net of taxes $35								71
Total unrealized depreciation on available-for-sale securities, net of taxes of $111					132		132	132
Total comprehensive income								261

Treasury shares purchased	(2,034)					(70)	(70)
Dividends on common stock, $0.80 per share				(348)			(348)
Incentive compensation			(14)				(14)
Balance, September 30, 2009	433,198	$9	$8,777	$10,341	$914	$(7,905)	$12,136

See Notes to Condensed Consolidated Financial Statements

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six-Months Ended September 30, 2009 and 2008
(In thousands)
(Unaudited)

	2009	2008
Cash flows from operating activities:
Net income	$129	$418
Items not requiring (providing) cash
Depreciation and amortization	150	147
Provision for loan losses	180	160
Amortization of premiums and discounts on securities	126	(16)
Amortization of loan servicing rights	57	25
Compensation related to options exercised	—	182
Deferred income taxes	(38)	(39)
Originations of mortgage loans held for sale	(18,555)	(4,531)
Proceeds from the sale of mortgage loans	18,710	4,704
Net gain on loans sold	(182)	(72)
Net loss on sale of foreclosed property	—	4
Loss on cost basis equity investment	137	—
Net realized gain on sale of securities	(106)	(2)
Cash surrender value of life insurance	(24)	(31)
Changes in:
Interest receivable	(175)	(151)
Other assets	(211)	(76)
Interest payable	(30)	(10)
Other liabilities	94	(98)
Income taxes, prepaid/accrued	109	(134)

Net cash provided by operating activities	371	480

Cash flows from investing activities:
Purchase of available-for-sale securities	(26,983)	(21,062)
Proceeds from maturities of available-for-sale securities	330	1,000
Proceeds from sales of available-for-sale securities	15,448	953
Repayment of principal on mortgage-backed securities	6,579	3,790
Purchase of Federal Home Loan Bank stock	(195)	—
Net change in loans	(8,574)	(3,991)
Purchase of premises and equipment	(103)	(585)
Proceeds from sale of foreclosed assets	16	12

Net cash used in investing activities	(13,482)	(19,883)

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For The Six-Months Ended September 30, 2009 and 2008
(In thousands)
(Unaudited)

	2009	2008

Cash flows from financing activities:
Net increase in deposits	$8,175	$11,661
Proceeds from other borrowings	54,591	79,294
Repayment of other borrowings	(52,118)	(77,960)
Advances from Federal Home Loan Bank	5,500	—
Repayment of advances from Federal Home Loan Bank	(5,500)	—
Proceeds from short-term borrowings	3,100	—
Repayment of short-term borrowings	(600)
Purchase of incentive plan shares	(14)	(12)
Proceeds received from exercise of stock options	—	150
Purchase of treasury stock	(70)	(282)
Dividends paid	(348)	(345)
Net increase in advances from borrowers for taxes and insurance	(100)	(72)

Net cash provided by financing activities	12,616	12,434

Decrease in cash and cash equivalents	(495)	(6,969)

Cash and cash equivalents at beginning of period	13,709	19,528

Cash and cash equivalents at end of period	$13,214	$12,559

Supplemental Cash Flows Information:

Interest paid	$1,803	$1,510

Income taxes paid (net of refunds)	—	380

Real estate acquired in settlement of loans	—	90

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The condensed consolidated financial statements include the accounts of First Robinson Financial Corporation (the “Company”) and its wholly owned subsidiary, First Robinson Savings Bank, National Association (the “Bank”).  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission.  The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on  Form 10-Q and Article 8-03 of Regulation of S-X.  Accordingly, they do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in stockholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management of the Company, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 2009, the results of its operations for the three and six month periods ended September 30, 2009 and 2008, the changes in stockholders’ equity for the six month periods ended September 30, 2009 and 2008, and cash flows for the six month periods ended September 30, 2009 and 2008.  The results of operations for those months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

The Condensed Consolidated Balance Sheet of the Company, as of March 31, 2009, has been derived from the audited Consolidated Balance Sheet for the Company as of that date.

2.	Newly Adopted and Recent Accounting Pronouncements

Effective September 15, 2009, Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) No. 815-10-65-1, formerly Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133”, which was orignally issued in March 2008, requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FASB ASC No. 815-10-65-1 was effective for the Company for the interim period beginning April 1, 2009, and did not have an effect on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued  FASB ASC No. 820, formerly FASB Staff Position FAS 157-4,“Determining Fair Value When the Volume and Level of Activity For the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FASB ASC No. 820 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have decreased significantly.  FASB ASC No. 820 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  The provisions of FASB ASC No. 820 were effective for the Company’s interim period ended June 30, 2009 and did not have a material effect on the Company’s condensed consolidated financial statements.

In April 2009, FASB ASC No. 320-10 and FASB ASC No. 958-320, formerly FASB Staff Positions FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” were issued.  FASB ASC No. 320-10 and FASB ASC No. 958-320 establish methodologies of determining and recording other-than-temporary impairments of debt securities and expands disclosures about fair value measurements.  The provisions were effective for the Company’s interim period ended June 30, 2009 and are reflected in the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FASB ASC No. 825-10-50 and FASB ASC No. 270-10, formerly FASB Staff Position on FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments”.  FASB ASC No. 825-10-50 and FASB ASC No. 270-10 require disclosures about fair value of financial instruments in interim reporting periods of publicly-traded companies that were previously only required to be disclosed in annual financial statements.  The provisions of the ASC’s were effective for the Company for the interim period ended June 30, 2009. The disclosure provisions of these ASC’s are reflected in the Company’s condensed consolidated financial statements.

In May 2009, the FASB issued FASB ASC No. 855-10, (the ASC),  formerly Statement No. 165, “Subsequent Events”.  FASB ASC No. 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  The ASC does not apply to subsequent events or transactions that are within the scope of other generally accepted accounting principles (GAAP) that provide different guidance on the accounting treatment for subsequent events or transactions.  FASB ASC No. 855-10 was effective for interim or annual financial periods after June 15, 2009.  The Company adopted  the provisions of FASB ASC No 855-10 for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

On June 12, 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS167”).  SFAS 167 is a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  SFAS 167 will be effective as of the Company’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier adoption is prohibited.  The Company will adopt SFAS 167 on April 1, 2010, as required.  Management has not determined the impact adoption may have on the Company’s consolidated financial statements.

On June 29, 2009, the FASB issued FASB ASC No. 105, formerly Statement of Financial Accounting Standards No. 168 (“SFAS 168”) “Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” – a replacement of FASB Statement No. 162.  FASB ASC No. 105 establishes the FASB Accounting Standards Codification™as a source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP.  FASB ASC No. 105 was effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009, for most entities.  On the effective date, all non-SEC accounting and reporting standards will be superceded.  The Company adopted FASB ASC No. 105 for the quarterly period ended September 30, 2009, as required, and adoption did not have a material impact on the Company’s consolidated financial statements.

3.	Fair Value Measurements

In accordance with FASB ASC No. 820, formerly Statement of Financial Standards No. 157, Fair Value Measurements (“FAS 157”), which was effective April 1, 2008, the Company adopted FASB ASC No. 820. FASB ASC No. 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements and has been applied prospectively as of the beginning of the year.

FASB ASC No. 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC No. 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheet at September 30, 2009 and March 31, 2009.

Available-for-Sale Securities

The fair value of available-for-sale securities are determined by various valuation methodologies. Where quoted market prices are available in an active market, securities are classified within Level 1. The Company has no Level 1 securities. If quoted market prices are not available, then fair values are estimated using pricing models or quoted prices of securities with similar characteristics. Level 2 securities include obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, and mortgage-backed securities.  The value of the Company’s Level 2 securities is set forth below.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  The Company has no Level 3 available-for-sale securities.

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the FASB  ASC No. 820 hierarchy in which the fair value measurements fall as of September 30, 2009 and March 31, 2009 (in thousands):

	Carrying value at September 30, 2009
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$60,774	$—	$60,774	$—

	Carrying value at March 31, 2009
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$55,925	$—	$55,925	$—

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

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Impaired Loans

Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with the provisions of FASB ASC No. 310-10-45 (“ASC 310-45”) “Accounting by Creditors for Impairment of a Loan.” Allowable methods for estimating fair value include using the fair value of the collateral or collateral dependent loans or, where a loan is determined not to be collateral dependent, using the discounted cash flow method.

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

Cost Method Investments

Cost method investments do not trade in an active, open market with readibly observable prices.  The cost method invesments are peridoically reviewed for impairment based on each investee’s earning performance, asset quality, changes in the economic environment, and current and projected future cash flows.  Due to the nature of the valuation inputs, cost method investments are classified within Level 3 of the hierarchy.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the FASB ASC No. 820 fair value hierarchy in which the fair value measurements fall at September 30, 2009 and  March 31, 2009:

Carrying value at September 30, 2009
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$121	$—	$—	$121
Cost method investments	60	—	—	60

Carrying value at March 31, 2009
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$154	$—	$—	$154
Motgage servicing rights	243	—	—	$243

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2009		March 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$6,186	$6,186	$5,424	$5,424
Interest-bearing deposits	3,156	3,156	713	713
Federal funds sold	3,872	3,872	7,572	7,572
Available-for-sale securities	60,774	60,774	55,925	55,925
Loans held for sale	419	419	392	392
Loans, net of allowance for loan losses	94,759	95,757	86,365	87,092
Federal Reserve and Federal Home Loan Bank stock	1,006	1,006	811	811
Interest receivable	999	999	824	824

Financial liabilities
Deposits	148,263	140,887	140,088	135,883
Other borrowings	12,387	12,387	9,914	9,927
Short-term borrowings	2,500	2,500	—	—
Advances from borrowers for taxes and insurance	66	66	166	166
Interest payable	300	300	330	330

Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

4.	Federal Home Loan Bank Stock

The Company owns approximately $836,000 of Federal Home Loan Bank of Chicago (“FHLB”) stock.  During the third quarter of 2007, the FHLB of Chicago received a Cease and Desist Order from its regulator, the Federal Housing Finance Board.  The order generally prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board.  The FHLB will continue to provide liquidity and funding through advances.  With regard to dividends, which have not been declared since July 24, 2007, the FHLB will continue to assess its dividend capacity each quarter and make appropriate requests for approval.  Management performed an analysis and deemed the Company’s investment in FHLB stock to be not impaired as of September 30, 2009.

5.	Authorized Share Repurchase Program

On July 23, 2009, the Board of Directors of the Company voted to approve the extension and expansion of the repurchase program of its equity stock approved on July 24, 2008.  The Company may repurchase up to 10,000 additional shares of the Company’s outstanding common stock in the open market or in negotiated private transactions from time to time when deemed appropriate by management. The increase represents approximately 2.5% of the Company’s issued and outstanding shares.  As of July 22, 2009, the Company had repurchased 22,782 shares of its common stock out of the 26,892 shares that had been previously authorized for repurchase leaving 4,110 remaining to be purchased.  As a result of these combined actions, the Company is currently authorized to repurchase 14,110 shares of common stock.  The program has been extended to August 2, 2010 or  the earlier of the completion of the repurchase of the 14,110 shares.   As of November 10, 2009, 1,950 shares of the 14,110 have been purchased in the expanded program leaving 12,160 remaining to be purchased pursuant to this share repurchase program.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Investment Securities

The amortized cost and approximate fair values of available-for-sale securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
		(In thousands)
September 30, 2009
U.S. government agencies	$17,416	$339	$—	$17,755
Mortgage-backed securities	37,216	1,092	33	38,275
State and political subdivisions	4,647	98	1	4,744

	$59,279	$1,529	$34	$60,774
March 31, 2009
U.S. government agencies	$9,793	$199	$—	$9,992
Mortgage-backed securities	39,878	1,045	22	40,901
State and political subdivisions	5,002	52	22	5,032

	$54,673	$1,296	$44	$55,925

The amortized cost and fair value of available-for-sale securities at September 30, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)

Within one year	$4,641	$4,698
One to five years	16,255	16,606
Five to ten years	1,167	1,195

Investment securities	22,063	22,499
Mortgage-backed securities	37,216	38,275

Totals	$59,279	$60,774

Proceeds from the sale of investment securities available-for-sale during the three months and six-months ended September 30, 2009 were $2,508,000 and $15,408,000, respectively.  Gross gains from the sale of investment securities available-for-sale for the three months ended September 30, 2009 were $5,000 with no gross losses.  Gross gains of $113,000 and gross losses of $7,000 were realized on the sales for the six-months ended September 30, 2009.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows our investments’ gross unrealized losses and fair value (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009 and March 31, 2009.  At September 30, 2009, the Company does not hold any security that it considers other-than-temporarily impaired.

Description of Securities	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of September 30, 2009
Mortgage-backed securities	$3,505	$32	$78	$1	$3,583	$33
State and political subdivisions	—	—	228	1	228	1

Total temporarily impaired securities	$3,505	$32	$306	$2	$3,811	$34

As of March 31, 2009
Mortgage-backed securities	$6,307	$20	$125	$2	$6,432	$22
State and political subdivisions	290	16	225	6	515	22

Total temporarily impaired securities	$6,597	$36	$350	$8	$6,947	$44

There are 8 securities in an unrealized loss position in the investment portfolio at September 30, 2009, all due to interest rate changes and not credit events.  These unrealized losses are considered temporary and, therefore, have not been recognized into income, because the issuers are of high credit quality and management has the ability and intent to hold for the foreseeable future.  The fair value is expected to recover as the investments approach their maturity date or there is a downward shift in interest rates.  All mortgage-backed securities in the portfolio are residential properties.

7.	Lines of Credit

The Company’s revolving line of credit note payable matured on July 31, 2009 but was extended to September 30, 2009.  The revoloving line of credit renewed on September 17, 2009 and increased from $600,000 to $2,500,000 with the renewal.  The balance of the revolving line of credit was $2,500,000 and $0 as of September 30, 2009 and March 31, 2009, respectively.  The note bears interest at the prime commercial rate with a floor of 3.50% which was the rate on September 30, 2009, matures on September 16, 2010, and is secured by 100% stock of the Bank.

The Bank maintains a $5,000,000 revolving line of credit, of which none was outstanding at September 30, 2009 and March 31, 2009, with an unaffiliated financial institution. The line bears interest at the federal funds rate of the financial institution (1.0% at September 30, 2009), has an open-end maturity and is unsecured if used for less than fifteen (15) consecutive business days.

The Bank has also established borrowing capabilities at the Federal Reserve Bank of St. Louis discount window. Investment securities of $3,000,000 have been pledged as collateral.  As of  September 30, 2009 and March 31, 2009 no amounts were outstanding.   The primary credit borrowing rate at September 30, 2009 was 0.50%, has a term of up to 90 days, and has no restrictions on use of the funds borrowed.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Earnings (Loss) Per Share for the Three-Month Periods

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share gives effect to the increase in the average shares outstanding resulting from the exercise of dilutive stock options and the effect of the incentive plan shares.  As of September 30, 2009 and 2008, all outstanding options had been exercised.  Therefore, there is no dilutive effect with regards to options for the earnings per share calculation for the three month periods ended September 30, 2009 or 2008.  The components of basic and diluted earnings (loss) per share for the three months ended September 30, 2009 and 2008 were computed as follows (dollar amounts in thousands except share data):

		Weighted
		Average	Per Share
	Income (Loss)	Shares	Amount

For the Three-Months Ended September 30, 2009:

Basic Earnings (Loss) per Share:
Income (loss) available to common stockholders	$(34)	417,916	$(0.08)

Effect of Dilutive Securities:
Incentive plan shares		15,996

Diluted Earnings (Loss) per Share:
Income (loss) available to common stockholders	$(34)	433,912	$(0.08)

For the Three-Months Ended September 30, 2008:

Basic Earnings per Share:
Income available to common stockholders	$244	439,170	$0.56

Effect of Dilutive Securities:
Incentive plan shares		16,148

Diluted Earnings per Share:
Income available for common stockholders	$244	455,318	$0.54

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8.  Earnings Per Share for the Six-Month Periods

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share gives effect to the increase in the average shares outstanding which would have resulted from the exercise of dilutive stock options.  As of September 30, 2008, all outstanding options had been exercised.  Therefore, there is no dilutive effect with regards to options for the earnings per share calculation for the six month periods ended September 30, 2009 and 2008.   The components of basic and diluted earnings per share for the six months ended September 30, 2009 and 2008 were computed as follows (dollar amounts in thousands except share data):

		Weighted
		Average	Per Share
	Income	Shares	Amount

For the Six-Months Ended September 30, 2009:

Basic Earnings per Share:
Income available to common stockholders	$129	418,586	$0.31

Effect of Dilutive Securities:
Unearned incentive plan shares		15,947

Diluted Earnings per Share:
Income available to common stockholders	$129	434,533	$0.30

For the Six-Months Ended September 30, 2008:

Basic Earnings per Share:
Income available to common stockholders	$418	439,386	$0.95

Effect of Dilutive Securities:
Unearned incentive plan shares		16,058

Diluted Earnings per Share:
Income available for common stockholders	$418	455,444	$0.92

9.	Subsequent Events

Subsequent events have been evaluated through November 13, 2009, which is the date the financial statements were issued.

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

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Overview

First Robinson Financial Corporation (the “Company”) is the holding company for First Robinson Savings Bank, National Association (the “Bank”). The Company is headquartered in Robinson, Illinois and operates three full service offices and one drive-up facility in Crawford County, Illinois and one full service office in Knox County, Indiana.  Assets grew $13.1 million from $164.4 million at March 31, 2009 to $177.5 million at September 30, 2009.  See “Financial Condition” for more information. The Company had a net loss of $34,000 for the three month period ending September 30, 2009, versus net income of $244,000 in the same period of 2008, a decrease of 113.9%. For the six months ended September 30, 2009, the Company earned $129,000 compared to $418,000 for the same period of 2008, a decrease of $289,000, or 69.1%.  The primary reason for the decrease in earnings can be attributed to the increase in the FDIC insurance assessment in both the three-month and six-month periods and the recognized loss on a cost basis equity security investment owned by the Company.  See “Results of Operations” for further information. Basic earnings (loss) per share for the three month period were $(0.08) per share and $0.31 for the six month period ended September 30, 2009  versus $0.56 per share for the three month period and $0.95 for the six month period ended September 30, 2008.  Diluted earnings (loss) per share reflect incentive plan shares and the potential dilutive impact of stock options granted under the stock option plan and the effect of the incentive plan shares.  Diluted earnings (loss) per share for the three months and six months ending September 30, 2009 were $(0.08) and $0.30 respectively.  For the three months and six months ending September 30, 2008, diluted earnings per share were $0.54 per share and $0.92 per share, repsectively .

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

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Another recently implemented program intended to stabilize the nation’s banking system is the Term Asset-Backed Securities Loan Facility (the “TALF”) promulgated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  The program, which became operational in March, 2009, is intended to increase credit availability and support economic activity by facilitating renewed issuance of consumer and small business asset-backed securities (“ABS”) and commercial mortgage-backed securities (“CMBS”).  Under TALF, the Federal Reserve Bank of New York will finance the purchase of eligible ABS and CMBS by investors that own eligible collateral so long as such investor maintains an account relationship with a primary dealer.  Generally, eligible ABS must be newly issued, highly rated ABS collateralized by student loans, auto loans, credit card loans, and loans guaranteed by the Small Business Administration.  Eligible CMBS must also meet certain requirements, including:  (i) it must entitle its holders to payments of principal and interest throughout its remaining term, (ii) it must bear interest at a fixed pass-through rate or at a rate based on the weighted average of the underlying fixed mortgage rates, and (iii) the CMBS must not be junior to other securities with claims on the same pool of loans.  Minimum loan sizes under the TALF will be $10 million and TALF loans will generally have a three year maturity.  The Federal Reserve has also determined that certain high-quality commercial mortgage-backed securities issued before January 1, 2009 will become eligible collateral under the TALF.  Starting in June 2009, however, TALF loans secured by SBA Pool Certificates, SBA Development Company Participation Certificates, or ABS secured by student loans or commercial mortgages will have a five-year maturity if the borrower so elects.  The facility will cease making TALF loans collateralized by newly issued CMBS on June 30, 2010, and TALF loans collateralized by other TALF-eligible newly issued and legacy ABS on March 31, 2010, unless the Board of Governors extends the facility.

In response to the current reserve ratios of the Deposit Insurance Fund, and the need to restore it to its statutory minimum, the Federal Deposit Insurance Corporation (the “FDIC”) announced on May 22, 2009, a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009 (although no institution’s special assessment exceeded 10 basis points times the institution’s assessment base for the second quarter of 2009).  The Company’s special assessment of $81,000 was paid on September 30, 2009.

The FDIC has announced that a three year prepaid assessment will be collected December 30, 2009 from insured institutions.   Under the rule, the prepaid amount will be based on an institution’s assessment rate and assessment base for the third quarter of 2009, assuming a 5% annual growth in deposits each year.  While the FDIC plan will maintain current assessment rates through 2010, effective January 1, 2011, the rates will increase by three basis points across the board (e.g., Risk Catagory I banks paying 12-16 basis points for 2010 would pay 15-19 basis points).  Additionally, the FDIC voted to extend the DIF restoration plan from seven to eight years, with a target of returning the fund to a 1.15% reserve ratio (the minimum required by law) by the first quarter of 2014.  The total prepayment will be booked as a “prepaid expense” asset and will qualify as a zero risk weight under the risk-based capital requirements.   Any prepayment amounts not exhausted after collection of the amount due on June 30, 2013, will be refunded to the institution, rather than on December 30, 2014, as originally proposed.

Finally, the FDIC promulgated a temporary liquidity guarantee program that had both a debt guarantee component, whereby the FDIC agreed to guarantee certain senior unsecured debt issued by eligible financial institutions between October 14, 2008 and October 31, 2009, and a transaction account guarantee component (TAG), whereby the FDIC agreed to insure 100% of non-interest bearing deposit transaction accounts held at eligible financial institutions, such as lawyers’ trust accounts, payment processing accounts, payroll accounts and working capital accounts through June 30, 2010.  The FDIC has granted an extension of the transaction account guarantee component of this program.  Institutions have until November 2, 2009 to opt-out of the  TAG. The Bank opted out of participation in the debt guarantee program but does participate in the TAG program.

On May 22, 2009, President Obama signed into law the Credit Card Accountability, Responsibility and Disclosure Act of 2009 (the “Credit Card Act”).  The law made significant changes to the Truth in Lending Act as implemented by the Federal Reserve’s Regulation Z.  The Credit Card Act imposes a number of changes upon credit card issuers by February 2010, although a limited number of changes went into effect in August 2009.  This has no impact on the Company as the Company does not issue credit cards.

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

Asset Quality

Delinquencies.  When a borrower fails to make a required payment on a loan, the Bank attempts to cause the delinquency to be cured by contacting the borrower.  In the case of loans secured by real estate, reminder notices are sent to borrowers.  If payment is late, appropriate late charges are assessed and a notice of late charges is sent to the borrower.  If the loan is between 60-90 days delinquent, the loan will generally be referred to the Company’s legal counsel for collection.

When a loan becomes more than 90 days delinquent and collection of principal and interest is considered doubtful, or is otherwise impaired, the Company will generally place the loan on non-accrual status and previously accrued interest income on the loan is charged against current income. Delinquent consumer loans are handled in a similar manner as to those described above.  The Bank’s procedures for repossession and sale of consumer collateral are subject to various requirements under applicable consumer protection laws.

The following table sets forth the Company’s loan delinquencies by type, by amount and by percentage of type at September 30, 2009.

	Loans Delinquent For:
	30-89 Days(1)			90 Days and Over(1)			Nonaccrual			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
						(Dollars in thousands)
Real Estate:
One- to four-family	7	$158	0.35%	—	—	—	7	$170	0.37%	14	$328	0.72%
Construction or development	2	160	4.01	—	—	—	—	—	—	2	160	4.01
Commercial and agriculture	1	38	0.23	—	—	—	—	—	—	1	38	0.23
State and municipal government	2	96	2.14	—	—	—	—	—	—	2	96	2.14%
Consumer and other loans	5	15	0.15	—	—	—	1	7	0.07	6	22	0.22%
Commercial business and agricultural finance	3	33	0.20	—	—	—	4	43	0.25	7	76	0.45%

Total	20	$500	0.51%	—	—	—	12	$220	0.22%	32	$720	0.73%

(1)	Loans are still accruing.

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

	September 30,	March 31,	September 30,

	2009	2009	2008
		(In thousands)
Non-accruing loans:
One- to four-family	$170	$192	$157
Consumer and other loans	7	14	—
Commercial business and agricultural finance	43	29	21
Total	220	235	178

Foreclosed/Repossessed assets:
One- to four-family	30	46	90
Total	30	46	90

Total non-performing assets	$250	$281	$268
Total as a percentage of total assets	0.14%	0.17%	0.18%

Gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $4,000 for the three months and $6,000 for the six months ended September 30, 2009 and $6,000 for the three months and $10,000 for the six months ended September 30, 2008.

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

In connection with the filing of its periodic reports with the OCC and in accordance with its classification of assets policy, the Company regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations.  On the basis of management’s review of its assets, at September 30, 2009, the Company had classified a total of $400,000 of its assets as substandard and $195,000 as doubtful.  At September 30, 2009, total classified assets comprised $595,000, or 4.9% of the Company’s capital, and 0.3% of the Company’s total assets.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Other Loans of Concern.  As of September 30, 2009, there were $4.8 million in loans identified, but not classified, by the Company with respect to which known information about the possible credit problems of the borrowers or the cash flows of the business have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

At September 30, 2009, the Company had a commercial loan in the amount of $1.0 million, secured by the common stock of a financial institution.  The borrower is under formal enforcement action by its regulator with respect to its capital position due to the borrower’s deteriorating investment portfolio.  The borrower is attempting to raise additional capital or negotiate a merger with another financial institution to address the regulatory concerns.  The Company will continue to monitor and evaluate this loan as information and progress reports are received from the borrower.  Due to the nature of the collateral and the economic stress on the financial industry, the Company could incur losses on this commercial loan.

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

Real estate properties acquired through foreclosure are recorded at the fair value minus 20% of the fair value if the property is appraised at $50,000 or less.  If the property is appraised at greater than $50,000, then the property is recorded at the fair value less 10% of the fair value.  If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer.  Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations.  At September 30, 2009, the Bank had one real estate property acquired through foreclosure.  An offer has been accepted and the property will be sold in the coming quarter.

Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination.  Future additions to the Company’s allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance.  In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank’s operations.  Such agencies may require the Bank to increase the Bank’s allowance for loan losses, increase classified assets, or take other actions that could significantly affect the Company’s earnings based upon their judgment of the information available to them at the time of their examination.  At September 30, 2009, the Company had a total allowance for loan losses of $893,000, representing 0.94% of the Company’s loans, net.   At March 31, 2009, the Company’s total allowance for loan losses to the Company’s loans, net was at 0.90%.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

The distribution of the Company’s allowance for losses on loans at the dates indicated is summarized as follows:

	September 30, 2009			March 31, 2009
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One- to four-family including loans held for sale	$115	$45,374	46.26%	$66	$43,903	48.59%
Multi-family	—	1,257	1.28	—	1,242	1.38
Commercial and agricultural real estate	505	16,200	16.52	458	14,793	16.37
Construction or development	—	3,989	4.07	—	2,624	2.90
Consumer and other loans	34	9,806	10.00	34	7,783	8.62
State and municipal governments	—	4,486	4.57	—	2,172	2.40
Commercial business and agricultural finance	239	16,964	17.30	222	17,835	19.74

Gross Loans		98,076	100.00%		90,352	100.00%
Unallocated	—			—
Deferred loan fees		(3)			(4)
Undisbursed portion of loans		(2,002)			(2,811)
Total	$893	$96,071		$780	$87,537

The following table sets forth an analysis of the Company’s allowance for loan losses.

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Balance at beginning of period	$825	$757	$780	$727

Charge-offs:
One- to four-family	68	—	68	—
Commercial non-residential real estate	—	123	—	123
Consumer and other loans	6	20	12	24
Total charge-offs	74	143	80	147

Recoveries:
One- to four-family	—	—	—	1
Consumer and other loans	7	8	13	11
Total recoveries	7	8	13	12

Net charge-offs .	67	135	67	135
Additions charged to operations	135	130	180	160
Balance at end of period	$893	$752	$893	$752

Ratio of net charge-offs during the period to average loans outstanding during the period	0.07%	0.17%	0.07%	0.18%

Ratio of net charge-offs during the period to average non-performing assets	22.64%	39.06%	23.45%	41.73%

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Financial Condition

Total assets of the Company increased by $13.1 million, or 7.9%, to $177.5 million at September 30, 2009 from $164.4 million at March 31, 2009. The increase in assets was primarily due to an increase of $8.4 million, or 9.7%, loans receivable, net, and an increase of $4.8 million, or 8.7%, in available for sale securities.

Cash and cash equivalents decreased by $495,000 from $13.7 million at March 31, 2009 to $13.2 million at September 30, 2009. The decrease resulted from the funds being used to purchase additional available-for-sale securities and to fund loan growth.  The Company’s non-interest earning deposits are with Independent Bankers Bank (“IBB”) located in Springfield, Illinois.  As IBB is a participant in the Transaction Account Guarantee Program, the Company’s deposits are insured.

Available-for-sale investment securities increased to $60.8 million at September 30, 2009 compared to $55.9 million at March 31, 2009, a $4.8 million increase. The increase resulted from the purchase of $27.0 million in available-for-sale securities and the realized net gain on sale of available-for-sale securities of $106,000, and the increase of $243,000 in the market valuation of the available-for-sale portfolio, offset by $6.6 million in repayments on mortgage-backed securities, by $330,000 in proceeds from the maturity of available-for-sale securities, and by $15.4 million in proceeds from the sale of available-for-sale securities, and the amortization of $126,000 of premiums and discounts on investments. The investment portfolio is managed to limit the Company's exposure to risk by investing primarily in mortgage-backed securities and other  securities  which are either  directly or indirectly backed by the federal government or a local municipal government.

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

The Company's net loan portfolio including loans held for sale increased by $8.4 million to $95.2 million at September 30, 2009 from $86.8 million at March 31, 2009. Loans on one- to four-family real estate, including one- to four-family loans held for sale, increased by $1.4 million, or 3.3%; commercial nonresidential real estate and farmland loans increased by $1.4 million, or 9.5%; construction and development loans increased by $1.4 million, or 52.0%; consumer and other loans increased by $2.0 million, or 26.0%; loans to state and municpal governments increased by $2.3 million, or 106.5%; and loans on multi-family properties increased $15,000, or 1.2%.  These increases were offset, in part, by the decrease of $871,000, or 4.9%, in commercial business and agricultural finance loans.  The total amount of undisbursed closed-ended lines of credit decreased by $809,000, or 28.8% from $2.8 million at March 31, 2009 to $2.0 million at September 30, 2009.

At September 30, 2009, the allowance for loan losses was $893,000, or 0.94% of the net loan portfolio, an increase of $113,000 from the allowance for loan losses at March 31, 2009 of $780,000, or 0.90% of the net loan portfolio. During the first six-months of fiscal 2010, the Company charged off $80,000 of loan losses, $68,000 on a one- to four- family property and the remaining $12,000 in consumer and other loans. The chargeoffs of $80,000 were offset by $13,000 in recoveries, all in consumer and other loans. Management reviews the adequacy of the allowance for loan losses quarterly, and believes that its allowance is adequate; however, the Company cannot assure that future chargeoffs and/or provisions will not be necessary.  See “Asset Quality” for further information on delinquencies.

The Company had one foreclosed real estate property held for sale at September 30, 2009 with no change from March 31, 2009.  Foreclosed assets are carried at lower of cost or fair value.  When foreclosed assets are acquired, any required adjustment is charged to allowance for loan losses.  All subsequent activity is included in current operations.

Total deposits increased by $8.2 million, or 5.8%, to $148.3 million at September 30, 2009 from $140.1 million at March 31, 2009. The increase in total deposits was due to an increase of $1.1 million in certificates of deposit, an increase of  $6.2 million in savings, NOW, and money market accounts, and an increase of $918,000 in non-interest bearing demand deposits.

Other borrowings, consisting entirely of repurchase agreements, increased $2.5 million, or 24.9% from $9.9 million at March 31, 2009 to $12.4 million at September 30, 2009. The obligations are secured by mortgage-backed securities and US Government agency obligations.  At September 30, 2009, the average rate on the repurchase agreements was 0.32% compared to 0.30% at March 31, 2009.  The rate on approximately $10.7 million of the repurchase agreements reprice daily.  All agreements mature periodically within 24 months.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

The short-term borrowing consists of the Company’s revolving line of credit note payable that matured on July 31, 2009 but was extended to September 30, 2009.  The revoloving line of credit renewed on September 17, 2009 and increased from $600,000 to $2,500,000 with the renewal.  The balance of the revolving line of credit was $2,500,000 and $0 as of September 30, 2009 and March 31, 2009, respectively.  The note bears interest at the prime commercial rate with a floor of 3.50% which was the rate on September 30, 2009, matures on September 16, 2010, and is secured by the Bank.

Stockholders' equity at September 30, 2009 was $12.1 million compared to $12.3 million at March 31, 2009, a decrease of $171,000, or 1.4%.  Factors relating to the decrease in stockholders’ equity can be attributed to the addition of $129,000 in net income offset by $348,000 in dividends declared and paid, the decrease in additional paid-in-capital of $14,000 due to the purchase of incentive plan shares related to the Directors Retirment Plan and the repurchase of $70,000 in treasury shares offset, in part, to the increase of $132,000 in accumulated other comprehensive income due to the increase in the fair value of securities available for sale.

Results of Operations

Net Income

The Company recorded a net loss of $34,000 for the three month period ending September 30, 2009, versus net income of $244,000 in the same period of 2008, a decrease of 113.9%. Earnings for the three months ended September 30, 2009 were positively impacted by a $107,000, or 26.2%, increase in non-interest income which was offset by an increase of $472,000, or 44.4%, in non-interest expense and a decrease of $25,000, or 2.4%, in net interest income after provision when compared to the prior year. Basic earnings (loss) per share for the September 30, 2009 three month period were $(0.08) per share versus $0.56 per share for the same period of 2008.  Diluted earnings (loss) per share reflect incentive plan shares and the potential dilutive impact of stock options granted under the stock option plan.  Diluted earnings (loss) per share for the three months ending September 30, 2009 were $(0.08) compared to $0.54 at September 30, 2008.  For the six month period ended September 30, 2009, the Company earned $129,000, a decrease of $289,000, or 69.1%, from $418,000 for the six months ending September 30, 2008.  Earnings for the six months ended September 30, 2009 were positively impacted by a $341,000, or 40.6%, increase in non-interest income which was offset by an increase of $663,000, or 28.9%, in non-interest expense and a decrease of $103,000, or 2.4%, in net interest income after provision when compared to the prior year.  Basic earnings per share for the September 30, 2009 six month period were $0.31 per share versus $0.95 per share for the same period of 2008.  Diluted earnings per share reflect incentive plan shares and the potential dilutive impact of stock options granted under the stock option plan.  Diluted earnings per share for the six months ending September 30, 2009  were $0.30 compared to $0.92 at September 30, 2008.

Net Interest Income

For the three-month period ended September 30, 2009, net interest income totaled $1,131,000, a decrease of 1.7%, or $20,000, compared to the same period of 2008. The decrease in net interest income can be attributed due to an increase of $74,000, or 9.6%, in total interest expense, offset by the increase of $54,000, or 2.8%, in total interest income. The increase in total interest expense is due to the increase of  $113,000, or 15.9%, in interest expense on deposits, a $6,000 increase in interest expense on the short-term borrowing, a $1,000 increase on interest expense related to federal funds purchased and a $1,000 increase on advances from the Federal Home Loan Bank of Chicago, offset by the decrease of $47,000, or 82.5%, in interest expense on other borrowings for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The increase of $71,000, or 5.3%, from loans receivable and the increase of $16,000, or 76.2%, from tax-exempt securities offset by the decrease of $31,000, or 96.8%, in interest income on deposits and federal funds sold are the contributing factors to the increase of $54,000 in interest income.

For the six-month period ended September 30, 2009, net interest income totaled $2,158,000, a decrease of $83,000, or 3.7%, from the same period in the prior year.  Contributing to the decrease was the increase of $273,000, or 18.2%, in total interest expense, offset by the increase of $190,000, or 5.1% in total interest income.  The increase in total interest expense is due to interest expense on deposits increasing $351,000, or 25.2%, a $7,000 increase in interest expense on the short-term borrowing, a $1,000 increase on interest expense related to federal funds purchased and a $1,000 increase on advances from the Federal Home Loan Bank of Chicago,  for the six months ended September 30, 2009 when compared to the same period in the prior year.  These increases are offset, in part, by other borrowings decreasing by $87,000, or 82.1%.  The increase in total interest income can be attributed to a $156,000, or 16.8%, increase in interest income from taxable securities, the increase of $105,000, or 4.0%, in interest income from loans receivable and a $33,000, or 78.6%, increase in tax-exempt securities interest income offset, in part, by the decrease of $104,000, or 95.4%, in other interest income.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

For the three-months ended September 30, 2009 total average interest earning assets increased by $31.8 million, or 24.5%, to $161.9 million as of September 30, 2009 from $130.1 million as of September 30, 2008.  However, the yield on the earning assets decreased by 103 basis points when comparing the three months ended September 30, 2009 to the same period in 2008.  Total average interest bearing liabilities for the three months ended September 30, 2009 were $149.1 million compared to $114.1 million as of September 30, 2008, an increase of $35.0 million, or 30.7%.   The cost on the average interest bearing liabilities decreased by 43 basis points.  For the three-month period ended September 30, 2009, the net interest spread decreased 60 basis points to 2.61% versus 3.21% in the comparable period of 2008.  The decrease in the net interest spread can be partially attributed to market pressures pushing loan and investment rates down while still requiring the Bank to pay mid-market deposit rates.  The six-month period ending September 30, 2009 is a copy of the three-months ended September 30, 2009, as far as the increase in both interest-earning assets and interest-bearing liabilities and the decrease in the yield earned and paid.  Like the three-month period, the net interest rate spread for the six-months ended September 30, 2009 decreased 63 basis points to 2.51%  from 3.14% for the six-months ended September 30, 2008.

The average daily loan balances for the quarter ended September 30, 2009 increased $15.6 million, or 20.0%, to $93.5 million, versus $77.9 million for the same period of 2008.  During the same period, the yield on loans decreased 84 basis points to 6.05% from 6.89% for the September 30, 2009 quarter compared to the September 30, 2008 quarter.  The average daily loan balances for the six-month period ending September 30, 2009 increased 17.5% to $90.1 million, versus the average daily loan balances of $76.7 million for the same period of 2008.  The yield on loans, for the six-months ended September 30, 2009, declined by 80 basis points to 6.13% from 6.93% in the same six-month period of 2008.

The average daily securities balances, the Company’s interest-earning deposits and the federal funds sold balances for the second quarter of fiscal year 2010 increased $16.0 million, or 31.2%, to $67.4 million, versus $51.3 million for the same period of fiscal year 2009. However, the yield on available-for-sale securities, interest-earning deposits and federal funds sold decreased by 115 basis points to 3.31% for the three months ended September 30, 2009 compared to 4.46% for the three months ended September 30, 2008. The average daily balances of securities, interest-earning deposits and federal funds sold for the first six months of fiscal 2010 increased $18.1 million, or 35.7%, to $68.8 million,  versus $50.7 million for the same period of fiscal year 2009.  The yield on available-for-sale securities, interest-earning deposits and federal funds sold deceased 87 basis points for the six months ending September 30, 2009 to 3.39% from 4.26% as of September 30, 2008.

On an average daily basis, total interest-bearing deposits increased $37.6 million, or 39.3%, to $133.2 million for the three-month period ended September 30, 2009, versus $95.6 million in the same period in 2008. The average cost of funds on deposits decreased by 50 basis points to 2.47% for the September 2009 quarter versus the September 2008 quarter at 2.97%.  The average daily balance of interest-bearing deposits for the six-month period ended September 2009 also increased by $37.6 million, or 39.7%, to $132.1 million from $94.5 million.  When comparing the average cost of funds on deposits for the September 2009 six-month period to the same period ending September 30, 2008 there was a decrease of 31 basis points, from 2.95% to 2.64%.

For the three-months ended September 30, 2009 versus the same period of 2008, the average daily balance of short-term borrowings, federal funds purchased, Federal Home Loan Bank advances, and other borrowings decreased $2.5 million, or 13.6%, from $18.4 million to $15.9 million.  The average cost of funds decreased for the September 2009 quarter by 78 basis points from 1.23% to 0.45%. The average daily balance of short-term borrowings, federal funds purchased, Federal Home Loan Bank advances, and other borrowings for the six-months ended September 30, 2009 decreased by $2.0 million, or 11.4%, to $15.2 million from $17.2 million for the six-month period ending September 30, 2008 while the average cost of funds decreased by 87 basis points to 0.37% from 1.24% when comparing the six-months of fiscal year 2010 to fiscal year 2009.

Provision for Loan Losses

The provision for loan losses for the quarter ended September 30, 2009 was $135,000 with a 3.8% increase over the provision of $130,000 for the September 30, 2008 quarter.  The provision for both periods reflects management's analysis of the Company's loan portfolio based on the information which was available to the Company. Management meets on a quarterly basis to review the adequacy of the allowance for loan losses based on Company guidelines. Classified loans are reviewed by the loan officers to arrive at specific reserve levels for those loans. Once the specific reserve for each loan is calculated, management calculates general reserves for each loan category based on a combination of loss history adjusted for current national and local economic conditions, trends in delinquencies and charge-offs, trends in volume and term of loans, changes in underwriting standards, and industry conditions. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company's management believes that, as of September 30, 2009, its allowance for loan losses was adequate.

N FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Non-Interest Income
Non-interest income categories for the three-month and six-month periods ended September 30, 2009 and 2008 are shown in the following table:

	Three Months Ended
	September 30,

	2009	2008	% Change
	(In thousands)
Non-interest income:
Charges and fees on deposit accounts	$256	$231	10.8%
Charges and other fees on loans	78	40	95.0
Net gain on sale of loans	55	30	83.3
Net realized gain on sale of available-for-sale securities	5	2	150.0
Other	121	105	15.2

Total non-interest income	$515	$408	26.2%

	Six Months Ended
	September 30,

	2009	2008	% Change
	(In thousands)
Non-interest income:
Charges and fees on deposit accounts	$476	$448	6.3%
Charges and other fees on loans	178	84	111.9
Net gain on sale of loans	182	72	152.8
Net realized gain on sale of available for sale securities	106	2	5,200.0
Other	239	234	2.1

Total Non-Interest Income	$1,181	$840	40.6%

Non-interest income increased $107,000 when comparing the three-months ended September 30, 2009 to September 30, 2008.  The largest contributing factors to the increase were the increase in gain on sale of loans and the fees related to the servicing of loans.  The gain on sale of loans is due to the sale of $4.9 million in loans for the three-months ended September 30, 2009 compared to $1.9 million in loans sold during the three months ended September 30, 2008.  For the six-months ended September 30, 2009, non-interest income increased $341,000 over the six-months ended September 30, 2008.  The increase can be primarily attributed to the net realized gain on the sale of available for sale securities due to the sale of $15.4 million in mortgage-backed and agency securities; and the net gain from the sale of loans.  During the six-months ended September 30, 2009, the Company sold $18.7 million in loans into the secondary market compared to $4.7 million during the six-months ended September 30, 2008.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Non-Interest Expense

Non-interest expense categories for the three-month and six-month periods ended September 30, 2009 and 2008 are shown in the following table:

	Three Months Ended
	September 30,

	2009	2008	% Change
	(In thousands)
Non-interest expense:
Compensation and employee benefits	$690	$569	21.3%
Occupancy and equipment	176	158	11.4
Data processing	66	60	10.0
Audit, legal and other professional	107	49	118.4
Advertising	75	52	44.2
Telephone and postage	50	33	51.5
FDIC Insurance	50	4	1,150.0
Loss on cost basis equity security	137	—	—
Other	183	137	33.6

Total non-interest expense	$1,534	$1,062	44.4%

	Six Months Ended
	September 30,

	2009	2008	% Change
	(In thousands)
Non-interest expense:
Compensation and employee benefits	$1,340	$1,301	3.0%
Occupancy and equipment	360	333	8.1
Data processing	126	119	5.9
Audit, legal and other professional	192	99	93.9
Advertising	177	97	82.5
Telephone and postage	104	59	76.3
Net loss on sale of foreclosed property	—	4	(100.0)
FDIC insurance	181	10	1,710.0
Loss on cost basis equity security	137	—	—
Other	341	273	24.9

Total Non-Interest Expense	$2,958	$2,295	28.9%

Compensation and employee benefits increased by $121,000 when comparing the September 2009 and 2008 quarters primarily due to the $90,000 increase in salaries and the increase of $8,000 in payroll taxes. The increase in salaries and payroll taxes can be attributed to the hiring of a trust officer in July 2008 and the hiring, during the second quarter of fiscal 2009, of full-time employees for the Vincennes, Indiana branch.  Another factor contributing the the increase is due to the $20,000 increase associated with the market value of the shares held in the Directors Retirement Plan.  For the six-months ended September 30, 2009, compensation expense increased $39,000 over the six-months ended September 30, 2008.  Salaries and payroll taxes increased by $225,000 due to the additional employees but this increase was offset, in part, by the decrease of $182,000 in expense related to options exercised and the decrease of $13,000 in the market value of the shares held in the Directors Retirement Plan.

Advertising expense increased $23,000 and $80,000 for the three- and six- months ended September 30, 2009, respectively, when compared to the same period of the prior year due to increased advertising in a new market area: Vincennes, Indiana. On May 1st, 2009, in response to a marketing program to promote branding, our deposit product called “Reward Checking” was renamed Kasasa ™ Cash.   This promotion has also led to the increase in advertising.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Telephone and postage expense increased by $17,000 for the three-months ended September 30, 2009 when compared to the same period in 2008 and $45,000 for the six-months ended September 30, 2009 over the six-months ended September 30, 2008.  During August 2008, the Company signed with a company that would supply all lines necessary for integrated technologies, secure networking, and communicating with branches and ATMs.  The addition of phones and lines at the new branch in Vincennes also contributed to the increases.

The Company recognized a loss of $137,000 during the three-months ended September 30, 2009 related to a cost basis equity security investment in a financial institution.  The investment was written down to approximately $60,000 and additional losses on this investment may be required to be recognized in future periods.  No loss was recognized on this investment in prior year periods.

The increase of $171,000 in Federal Deposit Insurance Corporation (“FDIC”) insurance when comparing the six-months ended September 30, 2009 to the same period in the prior year was due to the increase in the assessment from 5 basis points to 12 basis points paid on deposits and the additional 5 basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009. The amount of the special assessment for any institution was not to exceed 10 basis points times the institution's assessment base for the second quarter 2009. The special assessment was collected on September 30, 2009. An additional special assessment of up to 5 basis points later in 2009 is probable, but the amount is uncertain. The additional amount  imposed on the Company, as a result of the June 30, 2009 final rule, was $81,359.  During the three-months and six-months ended September 30, 2008, the Company still had a credit balance from the one-time assessment credit which decreased the expense associated with FDIC insurance.

Income Tax Expense

The provision in income tax expense decreased $112,000, or 91.1%, for the three-months ending September 30, 2009, compared to the same period in 2008. The decreases can be attributed in part to decreased profitability.   For the six-months ended September 30, 2009, the provision for income tax expense decreased $136,000, or 65.4%, from the six-months ended September 30, 2008 due to decreased profitability and the increase in non-taxable income.

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

Liquidity resources are used principally to meet outstanding commitments on loans, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses.  The Company anticipates no foreseeable problems in meeting current loan commitments.  At September 30, 2009, outstanding commitments to extend credit amounted to $20.7 million (including $12.6 million, in available revolving and closed-ended commercial and agricultural lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet any foreseeable liquidity needs.

The Company maintains a $24.5 million line of credit with the FHLB, which can be accessed immediately.  As of September 30, 2009 and 2008, there were no advances outstanding for either period.  However, the available line of credit with the FHLB was reduced by $1.2 million for the credit enhancement reserve established as a result of the participation in the FHLB Mortgage Partnership Finance (“MPF”) program.  At September 30, 2009, the Company also maintained a $5.0 million revolving line of credit and a $2.5 million revolving line of credit with Independent Banker’s Bank located in Springfield, Illinois.  The Company borrowed $2.5 million of the $2.5 million revolving line in September 2009. The Company has also established borrowing capabilities at the discount window with the Federal Reserve Bank of St. Louis. Investment securities of $3,000,000 have been pledged as collateral.  As of September 30, 2009 and 2008, no amounts were outstanding at the Federal Reserve discount window.

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

At September 30, 2009, the Bank’s compliance with all of the aforementioned capital requirements is summarized below:

					To be Well Capitalized
					Under the Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital
(to Risk-Weighted Assets)	$12,983	13.35%	$7,778	8.00%	$9,723	10.00%
Tier I Capital
(to Risk-Weighted Assets)	12,075	12.42	3,889	4.00	5,834	6.00
Tier I Capital
(to Average Assets)	12,075	6.95	6,951	4.00	8,689	5.00

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009 the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed in this Report was  recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

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
None

Item  1A.                Risk Factors
None

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by the Company for the quarter ended September 30, 2009 regarding the Company’s common stock.

PURCHASES OF EQUITY SECURITIES BY COMPANY (1)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/2009 – 7/30/2009	950	$34.50	950	13,160
8/1/2009 – 8/31/2009	1,177	34.34	1,000	12,160
9/1/2009– 9/30/2009	70	35.00	—	12,160
Total	2,197	$34.43	1,950	12,160

(1)  On July 23, 2009, the Board of Directors of the Company voted to approve the extension and expansion of the repurchase program of its equity stock approved on July 24, 2008.  The Company may repurchase up to 10,000 additional shares of the Company’s outstanding common stock in the open market or in negotiated private transactions from time to time when deemed appropriate by management. The increase represents approximately 2.5% of the Company’s issued and outstanding shares.  As of July 22, 2009, the Company had repurchased 22,782 shares of its common stock out of the 26,892 shares that had been previously authorized for repurchase leaving 4,110 remaining to be purchased.  As a result of these actions, the Company is currently authorized to repurchase 14,110 shares of common stock.  The program has been extended to August 2, 2010 or  the earlier of the completion of the repurchase of the 14,110 shares.   As of November 10, 2009, 1,950 shares of the 14,110 have been purchased in the expanded program leaving 12,160 remaining to be purchased pursuant to this share repurchase program.

Item 3.                   Defaults Upon Senior Executives
  None

Item 4.                    Submission of Matters to a Vote of Security Holders
On July 23, 2009, the Company held its Annual Meeting of Stockholders.

(a)
At the meeting, J. Douglas Goodwine and Robin E. Guyer were elected as directors for terms to expire in 2012.   Those directors continuing in office are Rick L. Catt, Steven E. Neeley, Scott F. Pulliam, and William K. Thomas.

(b)	Stockholders voted on the following matters:
(i)     The election of the following two directors of the Corporation:
				BROKER
VOTES:	FOR	WITHHELD	ABSTAIN	NON-VOTES

J. Douglas Goodwine	330,447	400	—	—
Robin E. Guyer	328,892	1,955	—	—

PART II OTHER INFORMATION

(ii) The ratification of the appointment of BKD, LLP as auditors for the Company for the fiscal year ending March 31, 2010:
				BROKER
VOTES:	FOR	WITHHELD	ABSTAIN	NON-VOTES
	329,851	796	200	—

Item 5.	Other Information
None

Item 6.	Exhibits

1.	Exhibit 31: Section 302 Certifications

2.	Exhibit 32: Section 906 Certifications

SIGNATURES

Pursuant to the requirements of  the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST ROBINSON FINANCIAL
CORPORATION

Date: November 13, 2009	/s/ Rick L. Catt
Rick L. Catt
President and Chief Executive Officer

Date: November 13, 2009	/s/ Jamie E. McReynolds
Jamie E. McReynolds
Chief Financial Officer and Vice President

EXHIBIT INDEX

Exhibit No.

31.1	Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002