Form 10-Q
period 2009-12-31
FIRST ROBINSON FINANCIAL CORP
filed 2010-02-16
CIK 1035991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               December 31, 2009

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  433,198 shares of common stock, par value $.01 per share, as of February 16, 2010.

FIRST ROBINSON FINANCIAL CORPORATION
Index to Form 10-Q

Item 1:
FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	(Unaudited)
	December 31, 2009	March 31, 2009
ASSETS

Cash and cash equivalents	$10,600	$5,424
Interest-bearing deposits	4,227	713
Federal funds sold	317	7,572
Available-for-sale securities	60,281	55,925
Loans, held for sale	70	392
Loans, net of allowance for loan losses of $931 and $780 at December 31, 2009 and March 31, 2009, respectively	97,184	86,365
Federal Reserve and Federal Home Loan Bank stock	1,006	811
Premises and equipment, net	4,052	3,940
Foreclosed assets held for sale, net	—	46
Interest receivable	779	824
Prepaid income taxes	302	81
Cash surrender value of life insurance	1,492	1,453
Other assets	1,519	873

Total Assets	$181,829	$164,419

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$145,340	$140,088
Other borrowings	20,023	9,914
Short-term borrowings	2,500	—
Advances from borrowers for taxes and insurance	100	166
Deferred income taxes	612	452
Interest payable	254	330
Other liabilities	1,262	1,162
Total Liabilities	170,091	152,112

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock, $.01 par value; authorized 500,000 shares, no shares issued and outstanding	—	—
Common stock, $ .01 par value; authorized 2,000,000 shares; 859,625 shares issued; outstanding December 31, 2009– 433,198 shares; March 31, 2009 – 435,232 shares	9	9
Additional paid-in capital	8,773	8,791
Retained earnings	9,881	10,560
Accumulated other comprehensive income	980	782
Treasury stock, at cost
Common: December 31, 2009 – 426,427 shares; March 31, 2009 – 424,393 shares	(7,905)	(7,835)

Total Stockholders’ Equity	11,738	12,307

Total Liabilities and Stockholders’ Equity	$181,829	$164,419

See Notes to Condensed Consolidated Financial Statements

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine-Month Periods Ended December 31, 2009 and 2008
(In thousands, except per share data)
(Unaudited)

	Three-Month Period		Nine-Month Period
	2009	2008	2009	2008

Interest and Dividend Income:
Loans	$1,439	$1,364	$4,200	$4,020
Securities:
Taxable	463	527	1,547	1,456
Tax-exempt	31	27	106	69
Other interest income	1	8	7	117
Dividends on Federal Reserve Bank stock	3	3	8	8

Total Interest and Dividend Income	1,937	1,929	5,868	5,670

Interest Expense:
Deposits	741	762	2,486	2,156
Other borrowings	31	23	59	129

Total Interest Expense	772	785	2,545	2,285

Net Interest Income	1,165	1,144	3,323	3,385

Provision for Loan Losses	1,072	30	1,252	190

Net Interest Income After Provision for Loan Losses	93	1,114	2,071	3,195

Non-interest income:
Charges and fees on deposit accounts	270	223	747	671
Charges and other fees on loans	79	26	256	111
Net gain on sale of loans	100	27	282	99
Net realized gain on sale of available-for-sale investments	—	—	106	2
Other	127	108	366	342

Total Non-Interest Income	576	384	1,757	1,225

Non-interest expense:
Compensation and employee benefits	684	644	2,024	1,945
Occupancy and equipment	174	132	534	465
Data processing	59	79	186	198
Audit, legal and other professional	91	49	284	148
Advertising	87	59	263	156
Telephone and postage	45	48	148	107
Net loss on sale of foreclosed property	2	—	2	4
FDIC insurance	54	18	234	28
Loss on cost basis equity investment	60	—	197	—
Other	158	186	499	459

Total Non-Interest Expense	1,414	1,215	4,371	3,510

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
For the Three and Nine-Month Periods Ended December 31, 2009 and 2008
(In thousands, except per share data)
(Unaudited)

	Three-Month Period		Nine-Month Period
	2009	2008	2009	2008

Income (loss) before income taxes	(745)	283	(543)	910

Provision (benefit) for income taxes	(285)	89	(212)	298

Net Income (Loss)	$(460)	$194	$(331)	$612

Earnings (Loss) Per Share-Basic	$(1.10)	$0.46	$(0.79)	$1.41
Earnings (Loss) Per Share-Diluted	$(1.10)	$0.44	$(0.79)	$1.36

See Notes to Condensed Consolidated Financial Statements

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine-Months Ended December 31, 2009 and 2008
(In thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other			Comprehensive
	Common Stock		Paid-in	Retained	Comprehensive	Treasury		Income
	Shares	Amount	Capital	Earnings	Income	Stock	Total	(Loss)

Balance, April 1, 2008	451,464	$9	$8,491	$10,114	$247	$(6,985)	$11,876

Comprehensive income
Net income				612			612	612
Change in unrealized appreciation on available-for-sale securities, net of taxes of $234					389		389	389

Total comprehensive income								1,001

Treasury shares purchased	(25,684)					(889)	(889)
Transfer of Unallocated Recognition and Retention Shares to Treasury Shares			125			(125)	—
Dividends on common stock, $0.75 per share				(345)			(345)
Incentive compensation			(12)				(12)
Stock options exercised	9,452		168			164	332

Balance, December 31, 2008	435,232	$9	$8,772	$10,381	$636	$(7,835)	$11,963

Balance, April 1, 2009	435,232	$9	$8,791	$10,560	$782	$(7,835)	$12,307

Comprehensive loss
Net loss				(331)			(331)	(331)

Unrealized appreciation on available-for-sale securities, net of taxes of $188								269
Less reclassification adjustment for realized gains included in income net of taxes $35								71
Total unrealized appreciation on available-for-sale securities, net of taxes of $153					198		198	198

Total comprehensive loss								(133)

Treasury shares purchased	(2,034)					(70)	(70)
Dividends on common stock, $0.80 per share				(348)			(348)
Incentive compensation			(18)				(18)

Balance, December 31, 2009	433,198	$9	$8,773	$9,881	$980	$(7,905)	$11,738

See Notes to Condensed Consolidated Financial Statements

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine-Months Ended December 31, 2009 and 2008
(In thousands)
(Unaudited)

	2009	2008
Cash flows from operating activities:
Net income (loss)	$(331)	$612
Items not requiring (providing) cash
Depreciation and amortization	236	193
Provision for loan losses	1,252	190
Amortization (accretion) of premiums and discounts on securities	230	(19)
Amortization of loan servicing rights	83	48
Compensation related to options exercised	—	182
Deferred income taxes	7	(36)
Originations of mortgage loans held for sale	(24,492)	(6,503)
Proceeds from the sale of mortgage loans	25,096	6,327
Net gain on loans sold	(282)	(99)
Net loss on sale of foreclosed property	2	4
Loss on cost basis equity investment	197	—
Net realized gain on sale of securities	(106)	(2)
Cash surrender value of life insurance	(39)	(44)
Changes in:
Interest receivable	45	(1)
Other assets	(941)	(179)
Interest payable	(76)	(1)
Other liabilities	100	(87)
Income taxes, prepaid/accrued	(221)	(23)

Net cash provided by operating activities	760	562

Cash flows from investing activities:
Purchase of available-for-sale securities	(31,100)	(23,505)
Proceeds from maturities of available-for-sale securities	1,820	1,100
Proceeds from sales of available-for-sale securities	15,448	953
Repayment of principal on mortgage-backed securities	9,703	5,422
Purchase of Federal Home Loan Bank stock	(195)	—
Net change in loans	(12,071)	(8,663)
Purchase of premises and equipment	(333)	(1,037)
Proceeds from sale of foreclosed assets	44	12

Net cash used in investing activities	(16,684)	(25,718)

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For The Nine-Months Ended December 31, 2009 and 2008
(In thousands)
(Unaudited)

	2009	2008

Cash flows from financing activities:
Net increase in deposits	$5,252	$17,632
Proceeds from other borrowings	86,950	110,938
Repayment of other borrowings	(76,841)	(110,009)
Advances from Federal Home Loan Bank	5,500	—
Repayment of advances from Federal Home Loan Bank	(5,500)	—
Proceeds from short-term borrowings	3,100	—
Repayment of short-term borrowings	(600)	—
Purchase of incentive plan shares	(18)	(12)
Proceeds received from exercise of stock options	—	150
Purchase of treasury stock	(70)	(889)
Dividends paid	(348)	(345)
Net increase in advances from borrowers for taxes and insurance	(66)	(50)

Net cash provided by financing activities	17,359	17,415

Increase (decrease) in cash and cash equivalents	1,435	(7,741)

Cash and cash equivalents at beginning of period	13,709	19,528

Cash and cash equivalents at end of period	$15,144	$11,787

Supplemental Cash Flows Information:

Interest paid	$2,621	$2,284

Income taxes paid (net of refunds)	—	382

Real estate acquired in settlement of loans	—	90

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The condensed consolidated financial statements include the accounts of First Robinson Financial Corporation (the “Company”) and its wholly owned subsidiary, First Robinson Savings Bank, National Association (the “Bank”).  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission.  The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on  Form 10-Q and Article 8-03 of Regulation of S-X.  Accordingly, they do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in stockholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management of the Company, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at December 31, 2009, the results of its operations for the three and nine month periods ended December 31, 2009 and 2008, the changes in stockholders’ equity for the nine month periods ended December 31, 2009 and 2008, and cash flows for the nine month periods ended December 31, 2009 and 2008.  The results of operations for those months ended December 31, 2009 are not necessarily indicative of the results to be expected for the full year.

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

In January 2010, the FASB updated ASC No. 820-10, Improving Disclosures about Fair Value.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and in the reconciliation for fair value measurements using significant unobservable inputs (Level 3) should present separately information about purchases, sales, issuances and settlements on a gross basis, rather than a net number.   A reporting entity should also provide fair value measurement disclosures for each class of assets and liabilities.  The amendment is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosure about purchases, sales, issuances and settlements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Management has not determined the impact adoption may have on the Company’s consolidated financial statements.

3.	Fair Value Measurements

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

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheet at December 31, 2009 and March 31, 2009.

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the FASB  ASC No. 820 hierarchy in which the fair value measurements fall as of December 31, 2009 and March 31, 2009 (in thousands):

	Carrying value at December 31, 2009
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Government sponsored enterprises (GSEs)	$17,278	$—	$17,278	$—
Mortgage-backed, GSE residential	39,273	—	39,273	—
State and political subdivisions	3,730	—	3,730	—
Total available-for-sale securities	$60,281	$—	$60,281	$—

	Carrying value at March 31, 2009
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Government sponsored enterprises (GSEs)	$9,992	$—	$9,992	$—
Mortgage-backed, GSE residential	40,901	—	40,901	—
State and political subdivisions	5,032	—	5,032	—
Total available-for-sale securities	$55,925	$—	$55,925	$—

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company may be required, from time to time, to measure certain other financial assets and liabilities on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.   Following is a description of the valuation methodologies for assets measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the FASB ASC No. 820 fair value hierarchy in which the fair value measurements fall at December 31, 2009 and  March 31, 2009:

Carrying value at December 31, 2009
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$46	$—	$—	$46
Cost method investments	—	—	—	—

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Carrying value at March 31, 2009
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$154	$—	$—	$154
Motgage servicing rights	243	—	—	$243

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

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2009		March 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$10,600	$10,600	$5,424	$5,424
Interest-bearing deposits	4,227	4,227	713	713
Federal funds sold	317	317	7,572	7,572
Available-for-sale securities	60,281	60,281	55,925	55,925
Loans held for sale	70	70	392	392
Loans, net of allowance for loan losses	97,184	98,116	86,365	87,092
Federal Reserve and Federal Home Loan Bank stock	1,006	1,006	811	811
Interest receivable	779	779	824	824

Financial liabilities
Deposits	145,340	136,783	140,088	135,883
Other borrowings	20,023	20,033	9,914	9,927
Short-term borrowings	2,500	2,500	—	—
Advances from borrowers for taxes and insurance	100	100	166	166
Interest payable	254	254	330	330

Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

4.	Federal Home Loan Bank Stock

The Company owns approximately $836,000 of Federal Home Loan Bank of Chicago (“FHLB”) stock.  During the third quarter of 2007, the FHLB of Chicago received a Cease and Desist Order from its regulator, the Federal Housing Finance Board.  The order generally prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board.  The FHLB will continue to provide liquidity and funding through advances.  With regard to dividends, which have not been declared since July 24, 2007, the FHLB will continue to assess its dividend capacity each quarter and make appropriate requests for approval.  Management performed an analysis and deemed the Company’s cost method investment in FHLB stock to be recoverable as of December 31, 2009.

5.	Authorized Share Repurchase Program

On July 23, 2009, the Board of Directors of the Company voted to approve the extension and expansion of the repurchase program of its equity stock approved on July 24, 2008.  The Company may repurchase up to 10,000 additional shares of the Company’s outstanding common stock in the open market or in negotiated private transactions from time to time when deemed appropriate by management. The increase represents approximately 2.5% of the Company’s issued and outstanding shares.  As of July 22, 2009, the Company had repurchased 22,782 shares of its common stock out of the 26,892 shares that had been previously authorized for repurchase leaving 4,110 remaining to be purchased.  As a result of these combined actions, the Company is currently authorized to repurchase 14,110 shares of common stock.  The program has been extended to August 2, 2010 or  the earlier of the completion of the repurchase of the 14,110 shares.   As of February 12, 2010 1,950 shares of the 14,110 have been purchased in the expanded program leaving 12,160 remaining to be purchased pursuant to this share repurchase program.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Investment Securities

The amortized cost and approximate fair values of available-for-sale securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
		(In thousands)
December 31, 2009
U.S. Government sponsored enterprises (GSEs)	$16,884	$394	$—	$17,278
Corporate Mortgage-backed:
GSE residential	38,147	1,158	32	39,273
State and political subdivisions	3,647	89	6	3,730

	$58,678	$1,641	$38	$60,281
March 31, 2009
U.S. Government sponsored enterprises (GSEs)	$9,793	$199	$—	$9,992
Corporate Mortgage-backed:
GSE residential	39,878	1,045	22	40,901
State and political subdivisions	5,002	52	22	5,032

	$54,673	$1,296	$44	$55,925

The amortized cost and fair value of available-for-sale securities at December 31, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)

Within one year	$3,329	$3,370
One to five years	16,037	16,458
Five to ten years	1,165	1,180

	20,531	21,008
Mortgage-backed securities	38,147	39,273

Totals	$58,678	$60,281

Proceeds from the sale of investment securities available-for-sale during the nine-months ended December 31, 2009 and 2008 were $2,508,000 and $15,408,000, respectively.  There were no sales of investments during the three months ended December 2009 and 2008.  Gross gains of $113,000 and gross losses of $7,000 were realized on the sales for the nine-months ended December 31, 2009.    During the nine-months ended December 31, 2008, gross gains of $4,000 and gross losses of $2,000 were realized on the sales of available-for-sale securities.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows our investments’ gross unrealized losses and fair value (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009 and March 31, 2009.  At December 31, 2009, the Company does not hold any security that it considers other-than-temporarily impaired.

Description of Securities	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2009
Mortgage-backed securities	$2,193	$32	$—	$—	$2,193	$32
State and political subdivisions	302	3	226	3	528	6

Total temporarily impaired securities	$2,495	$35	$226	$3	$2,721	$38
As of March 31, 2009
Mortgage-backed securities	$6,307	$20	$125	$2	$6,432	$22
State and political subdivisions	290	16	225	6	515	22

Total temporarily impaired securities	$6,597	$36	$350	$8	$6,947	$44

There are 4 securities in an unrealized loss position in the investment portfolio at December 31, 2009, all due to interest rate changes and not credit events.  These unrealized losses are considered temporary and, therefore, have not been recognized into income, because the issuers are of high credit quality and management has the ability and intent to hold for the foreseeable future.  The fair value is expected to recover as the investments approach their maturity date or there is a downward shift in interest rates.  All mortgage-backed securities in the portfolio are residential properties.

7.	Lines of Credit

The Company’s revolving line of credit note payable matured on July 31, 2009 but was extended to September 30, 2009.  The revolving line of credit renewed on September 17, 2009 and increased from $600,000 to $2,500,000 with the renewal.  The balance of the revolving line of credit was $2,500,000 and $0 as of December 31, 2009 and March 31, 2009, respectively.  The note bears interest at the prime commercial rate with a floor of 3.50% which was the rate on December 31, 2009, matures on September 16, 2010, and is secured by 100% stock of the Bank.

The Bank maintains a $5,000,000 revolving line of credit, of which none was outstanding at December 31, 2009 and March 31, 2009, with an unaffiliated financial institution. The line bears interest at the federal funds rate of the financial institution (1.0% at December 31, 2009), has an open-end maturity and is unsecured if used for less than fifteen (15) consecutive business days.

The Bank has also established borrowing capabilities at the Federal Reserve Bank of St. Louis discount window. Investment securities of $3,000,000 have been pledged as collateral.  As of  December 31, 2009 and March 31, 2009 no amounts were outstanding.   The primary credit borrowing rate at December 31, 2009 was 0.50%, has a term of up to 90 days, and has no restrictions on use of the funds borrowed.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Earnings (Loss) Per Share for the Three-Month Periods

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share gives effect to the increase in the average shares outstanding resulting from the exercise of dilutive stock options and the effect of the incentive plan shares.  As of December 31, 2009 and 2008, all outstanding options had been exercised.  Therefore, there is no dilutive effect with regards to options for the earnings (loss) per share calculation for the three month periods ended December 31, 2009 or 2008.  The components of basic and diluted earnings (loss) per share for the three months ended December 31, 2009 and 2008 were computed as follows (dollar amounts in thousands except share data):

		Weighted
	Income	Average	Per Share
	(Loss)	Shares	Amount

For the Three-Months Ended December 31, 2009:

Basic Earnings (Loss) per Share:
Income (loss) available to common stockholders	$(460)	416,931	$(1.10)

Effect of Dilutive Securities:
Incentive plan shares		—

Diluted Earnings (Loss) per Share:
Income (loss) available to common stockholders	$(460)	416,931	$(1.10)

For the Three-Months Ended December 31, 2008:

Basic Earnings per Share:
Income available to common stockholders	$194	426,388	$0.46

Effect of Dilutive Securities:
Incentive plan shares		16,299

Diluted Earnings per Share:
Income available for common stockholders	$194	442,687	$0.44

The Company had 16,272 incentive plan shares outstanding at December 31, 2009 that were excluded from the above calculation as they were anti-dilutive.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.  Earnings (Loss) Per Share for the Nine-Month Periods

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share gives effect to the increase in the average shares outstanding which would have resulted from the exercise of dilutive stock options.  As of December 31, 2008, all outstanding options had been exercised.  Therefore, there is no dilutive effect with regards to options for the earnings (loss) per share calculation for the nine-month periods ended December 31, 2009 and 2008.   The components of basic and diluted earnings (loss) per share for the nine months ended December 31, 2009 and 2008 were computed as follows (dollar amounts in thousands except share data):

		Weighted
	Income	Average	Per Share
	(Loss)	Shares	Amount

For the Nine-Months Ended December 31, 2009:

Basic Earnings (Loss) per Share:
Income (loss) available to common stockholders	$(331)	418,032	$(0.79)

Effect of Dilutive Securities:
Unearned incentive plan shares		—

Diluted Earnings (Loss) per Share:
Income (loss) available to common stockholders	$(331)	418,032	$(0.79)

For the Nine-Months Ended December 31, 2008:

Basic Earnings per Share:
Income available to common stockholders	$612	435,038	$1.41

Effect of Dilutive Securities:
Unearned incentive plan shares		16,139

Diluted Earnings per Share:
Income available for common stockholders	$612	451,177	$1.36

The Company had 16,272 incentive plan shares outstanding at December 31, 2009 that were excluded from the above calculation as they were anti-dilutive.

9.	Subsequent Events

Subsequent events have been evaluated through February 15, 2010, which is the date the financial statements were issued.  There were no reportable subsequent events.

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

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Overview

First Robinson Financial Corporation (the “Company”) is the holding company for First Robinson Savings Bank, National Association (the “Bank”). The Company is headquartered in Robinson, Illinois and operates three full service offices and one drive-up facility in Crawford County, Illinois and one full service office in Knox County, Indiana.  Assets grew $17.4 million, or 10.6%, from $164.4 million at March 31, 2009 to $181.8 million at December 31, 2009.  See “Financial Condition” for more information. The Company had a net loss of $460,000 for the three month period ending December 31, 2009, versus net income of $194,000 in the same period of 2008. For the nine months ended December 31, 2009, the Company recorded a net loss of $331,000 compared to net income of $612,000 for the same period of 2008, a decrease of $943,000.  The primary reason for the decrease in earnings can be attributed to the net write off of $972,000 for a loan that we made to the holding company of a financial institution that was placed under receivership on December 18, 2009 by its primary regulator, the increase in the FDIC insurance assessment in both the three-month and nine-month periods, and the recognized loss on a cost basis equity security investment in the holding company of the financial institution that was placed in receivership.  See “Results of Operations” for further information. Basic loss per share for the three month period was $(1.10) per share and $(0.79) for the nine month period ended December 31, 2009,  versus net income of $0.46 per share for the three month period and $1.41 for the nine month period ended December 31, 2008.  Diluted earnings (loss) per share reflect incentive plan shares and the potential dilutive impact of stock options granted under the stock option plan and the effect of the incentive plan shares.  Diluted loss per share for the three months and nine months ending December 31, 2009 were $(1.10) and $(0.79) respectively.  For the three months and nine months ending December 31, 2008, diluted earnings per share were $0.44 per share and $1.36 per share, repsectively .

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

Typically the Company’s results of operations are dependent primarily on net interest  income, which is the difference between interest earned on interest-earning assets and the interest paid on interest-bearing liabilities.  Net interest income is a function of “interest rate spread,” which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.  The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows.  Results of operations are also affected by other income, and general, administrative and other expense, the provision for losses on loans and income tax expense.  Other income consists primarily of service charges and gains (losses) on sales of loans.  General, administrative and other expense consists primarily of salaries and employee benefits, occupancy and office expenses, advertising, data processing expenses and the costs associated with being a publicly held company.

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

The first program put forth by the U.S. Treasury pursuant to its authority under the EESA was the Troubled Asset Relief Program’s Capital Purchase Program (the “CPP”).  Pursuant to the CPP, the US Treasury, on behalf of the US government, is authorized to purchase up to $250 billion of preferred stock, along with warrants to purchase common stock, from certain financial institutions that applied to receive funds.  The CPP is intended to shore up bank capital and to stimulate lending.  Neither the Company nor the Bank has participated in the CPP.

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

In addition to the special assessment , the FDIC required each depository institution with FDIC-insured deposits to prepay three years of deposit insurance premiums.  The Company has recognized the prepaid assessment in other assets on the condensed consolidated balance sheet for December 31, 2009.  Under the rule, the prepaid amount was based on an institution’s assessment rate and assessment base for the third quarter of 2009, assuming a 5% annual growth in deposits each year.  While the FDIC plan will maintain current assessment rates through 2010, effective January 1, 2011, the rates will increase by three basis points across the board (e.g., Risk Catagory I banks paying 12-16 basis points for 2010 would pay 1.5-19 basis points).  Additionally, the FDIC voted to extend the DIF restoration plan from seven to eight years, with a target of returning the fund to a 1.15% reserve ratio (the minimum required by law) by the first quarter of 2014.  The total prepayment will be booked as a “prepaid expense” asset and will qualify as a zero risk weight under the risk-based capital requirements.   Any prepayment amounts not exhausted after collection of the amount due on June 30, 2013, will be refunded to the institution, rather than on December 30, 2014, as originally proposed.

Finally, the FDIC promulgated a temporary liquidity guarantee program that had both a debt guarantee component, whereby the FDIC agreed to guarantee certain senior unsecured debt issued by eligible financial institutions and a transaction account guarantee component (TAG), whereby the FDIC agreed to insure 100% of non-interest bearing deposit transaction accounts held at eligible financial institutions, such as lawyers’ trust accounts, payment processing accounts, payroll accounts and working capital accounts through December 31, 2009.  The FDIC granted an extension of the transaction account guarantee component of this program through June 30, 2010.  Institutions had until November 2, 2009 to opt-out of the TAG program. The Bank did not participate in the debt guarantee program but opted to participate in the TAG program and its extension.

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

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Asset Quality

Delinquencies.  When a borrower fails to make a required payment on a loan, the Company attempts to cause the delinquency to be cured by contacting the borrower.  In the case of loans secured by real estate, reminder notices are sent to borrowers.  If payment is late, appropriate late charges are assessed and a notice of late charges is sent to the borrower.  If the loan is between 60-90 days delinquent, the loan will generally be referred to the Company’s legal counsel for collection.

When a loan becomes more than 90 days delinquent and collection of principal and interest is considered doubtful, or is otherwise impaired, the Company will generally place the loan on non-accrual status and previously accrued interest income on the loan is charged against current income. Delinquent consumer loans are handled in a similar manner as to those described above.  The Company’s procedures for repossession and sale of consumer collateral are subject to various requirements under applicable consumer protection laws.

The following table sets forth the Company’s loan delinquencies by type, by amount and by percentage of type at December 31, 2009.

	Loans Delinquent For:
	30-89 Days(1)			90 Days and Over(1)			Nonaccrual			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
Real Estate:
One- to four-family	5	$151	0.33%	—	—	—	6	$108	0.24%	11	$259	0.57%
Construction or development	1	86	1.70	—	—	—	—	—	—	1	86	1.70
Commercial and agriculture	1	33	0.19	—	—	—	—	—	—	1	33	0.19
Consumer and other loans	7	37	0.42	—	—	—	1	6	0.07	8	43	0.49%
Commercial business and agricultural finance	—	—	—	—	—	—	1	16	0.09	1	16	0.09%

Total	14	$307	0.31%	—	—	—	8	$130	0.13%	22	$437	0.44%

(1)	Loans are still accruing.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Non-Performing Assets.  The table below sets forth the amounts and categories of non-performing assets in the Company’s loan portfolio.  Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful.  Foreclosed assets include assets acquired in settlement of loans.

	December 31,	March 31,	December 31,
	2009	2009	2008
		(In thousands)
Non-accruing loans:
One- to four-family	$108	$192	$92
Consumer and other loans	6	14	—
Commercial business and agricultural finance	16	29	20
Total	130	235	112

Foreclosed/Repossessed assets:
One- to four-family	—	46	90
Consumer vehicle	—	—	9
Total	—	46	99

Total non-performing assets	$130	$281	$211
Total as a percentage of total assets	0.07%	0.17%	0.14%

Gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $3,000 for the three months and $8,000 for the nine months ended December 31, 2009 and $3,000 for the three months and $13,000 for the nine months ended December 31, 2008.

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

In connection with the filing of its periodic reports with the OCC and in accordance with its classification of assets policy, the Company regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations.  On the basis of management’s review of its assets, at December 31, 2009, the Company had classified a total of $367,000 of its assets as substandard and $139,000 as doubtful.  At December 31, 2009, total classified assets comprised $506,000, or 4.3% of the Company’s capital, and 0.3% of the Company’s total assets.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Other Loans of Concern.  As of December 31, 2009, there were $3.6 million in loans identified, but not classified, by the Company with respect to which known information about the possible credit problems of the borrowers or the cash flows of the business have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

During the quarter ended December 31, 2009, the Company charged off the full amount of a $1.0 million loan with a recovery of $27,000 being received prior to December 31, 2009, resulting in a net chargeoff of $972,000.  The borrower’s primary subsidiary bank was closed by its regulator and the FDIC was appointed as receiver.  Collection efforts are being pursued but collectibility of the debt is doubtful.

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

Real estate properties acquired through foreclosure are recorded at the fair value minus 20% of the fair value if the property is appraised at $50,000 or less.  If the property is appraised at greater than $50,000, then the property is recorded at the fair value less 10% of the fair value.  If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer.  Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations.  At December 31, 2009, the Bank had no real estate properties acquired through foreclosure.  During January 2010, one property was transferred into other real estate owned at a value of $24,000.

Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination.  Future additions to the Company’s allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance.  In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank’s operations.  Such agencies may require the Bank to increase the Bank’s allowance for loan losses, increase classified assets, or take other actions that could significantly affect the Company’s earnings based upon their judgment of the information available to them at the time of their examination.  At December 31, 2009, the Company had a total allowance for loan losses of $931,000, representing 0.96% of the Company’s loans, net.   At March 31, 2009, the Company’s total allowance for loan losses to the Company’s loans, net was at 0.90%.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

The distribution of the Company’s allowance for losses on loans at the dates indicated is summarized as follows:

	December 31, 2009			March 31, 2009
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

One- to four-family including loans held for sale	$93	$45,788	45.69%	$66	$43,903	48.59%
Multi-family	—	2,923	2.92	—	1,242	1.38
Commercial and agricultural real estate	547	16,982	16.94	458	14,793	16.37
Construction or development	—	5,063	5.05	—	2,624	2.90
Consumer and other loans	38	8,784	8.76	34	7,783	8.62
State and municipal governments	—	1,912	1.91	—	2,172	2.40
Commercial business and agricultural finance	253	18,771	18.73	222	17,835	19.74

Gross Loans		100,223	100.00%		90,352	100.00%
Unallocated	—			—
Deferred loan fees		(3)			(4)
Undisbursed portion of loans		(2,035)			(2,811)
Total	$931	$98,185		$780	$87,537

The following table sets forth an analysis of the Company’s allowance for loan losses.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
	(Dollars in thousands)

Balance at beginning of period	$893	$752	$780	$727

Charge-offs:
One- to four-family	62	19	130	19
Commercial non-residential real estate	—	—	—	123
Consumer and other loans	1,005	10	1,017	34
Total charge-offs	1,067	29	1,147	176

Recoveries:
One- to four-family	—	—	—	1
Consumer and other loans	33	4	46	15
Total recoveries	33	4	46	16

Net charge-offs .	1,034	25	1,101	160

Additions charged to operations	1,072	30	1,252	190
Balance at end of period	$931	$757	$931	$757

Ratio of net charge-offs during the period to average loans outstanding during the period	1.07%	0.03%	1.91%	0.20%

Ratio of net charge-offs during the period to average non-performing assets	534.49%	9.95%	435.93%	4.68%

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Financial Condition

Total assets of the Company increased by $17.4 million, or 10.6%, to $181.8 million at December 31, 2009 from $164.4 million at March 31, 2009. The increase in assets was primarily due to an increase of $10.5 million, or 12.1%, loans receivable, net, and an increase of $4.4 million, or 7.8%, in available for sale securities.

Total cash and cash equivalents, interest bearing deposits and federal funds sold increased by $1.4 million from $13.7 million at March 31, 2009 to $15.1 million at December 31, 2009. The increase resulted from the $10.1 million, or 102.0%, growth in repurchase agreements and the $5.3 million, or 3.7%, growth in total deposits, offset, in part, by increases of $4.4 million, or 7.8%, in available-for-sale securities and the $10.5 million, or 12.5%, increase in loans receivable, net.

Available-for-sale investment securities increased to $60.3 million at December 31, 2009 compared to $55.9 million at March 31, 2009, a $4.4 million increase. The increase resulted from the purchase of $31.1 million in available-for-sale securities and the realized net gain on sale of available-for-sale securities of $106,000, and the increase of $351,000 in the market valuation of the available-for-sale portfolio, offset by $9.7 million in repayments on mortgage-backed securities, by $1.8 million in proceeds from the maturity of available-for-sale securities, and by $15.4 million in proceeds from the sale of available-for-sale securities, and the amortization of $230,000 of premiums and discounts on investments. The investment portfolio is managed to limit the Company's exposure to risk by investing primarily in mortgage-backed securities and other  securities  which are either  directly or indirectly backed by the federal government or a local municipal government.

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

The Company's net loan portfolio including loans held for sale increased by $10.5 million to $97.3 million at December 31, 2009 from $86.8 million at March 31, 2009. Loans on one- to four-family real estate, including one- to four-family loans held for sale, increased by $1.9 million, or 4.3%; commercial nonresidential real estate and farmland loans increased by $2.2 million, or 14.8%; construction and development loans increased by $2.4 million, or 93.0%; consumer and other loans increased by $1.0 million, or 12.9%; loans on multi-family properties increased by $1.7 million, or 135.4%, and  loans in commercial business and agricultural finance  increase by $936,000, or 5.3%.  These increases were offset, in part, by the decrease in loans to state and municpal governments by $260,000, or 12.0%.  The total amount of undisbursed closed-ended lines of credit decreased by $776,000, or 27.6% from $2.8 million at March 31, 2009 to $2.0 million at December 31, 2009.

At December 31, 2009, the allowance for loan losses was $931,000, or 0.96% of the net loan portfolio, an increase of $151,000 from the allowance for loan losses at March 31, 2009 of $780,000, or 0.90% of the net loan portfolio. During the first nine-months of fiscal 2010, the Company charged off $1.1 million of loan losses, $990,000 in other loans, and $130,000 on a one- to four- family property loans. Management reviews the adequacy of the allowance for loan losses quarterly, and believes that its allowance is adequate; however, the Company cannot assure that future chargeoffs and/or provisions will not be necessary.  See “Asset Quality” for further information on delinquencies.

The Company had no foreclosed real estate properties held for sale at December 31, 2009. Foreclosed assets are carried at lower of cost or fair value.  When foreclosed assets are acquired, any required adjustment is charged to allowance for loan losses.  All subsequent activity is included in current operations.

Total deposits increased by $5.3 million, or 3.7%, to $145.3 million at December 31, 2009 from $140.1 million at March 31, 2009. The increase in total deposits was due to an increase of  $7.8 million in savings, NOW, and money market accounts, and an increase of $634,000 in non-interest bearing demand deposits offset by the decrease of $3.2 million in certificates of deposit.

Other borrowings, consisting entirely of repurchase agreements, increased $10.1 million, or 102.0% from $9.9 million at March 31, 2009 to $20.0 million at December 31, 2009. The obligations are secured by mortgage-backed securities and US Government agency obligations.  At December 31, 2009, the average rate on the repurchase agreements was 0.18% compared to 0.30% at March 31, 2009.  The rate on approximately $18.3 million of the repurchase agreements reprice daily.  All agreements mature periodically within 24 months.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

The short-term borrowing consists of the Company’s revolving line of credit note payable that matured on July 31, 2009 but was extended to September 30, 2009.  The revoloving line of credit renewed on September 17, 2009 and increased from $600,000 to $2,500,000 with the renewal.  The balance of the revolving line of credit was $2,500,000 and $0 as of December 31, 2009 and March 31, 2009, respectively.  The note bears interest at the prime commercial rate with a floor of 3.50% which was the rate on December 31, 2009, matures on September 16, 2010, and is secured by stock in the Bank.  The Company is in the process of refinancing the $2.5 million line of credit with another financial institution.

Stockholders' equity at December 31, 2009 was $11.7 million compared to $12.3 million at March 31, 2009, a decrease of $569,000, or 4.6%.  Factors relating to the decrease in stockholders’ equity can be attributed primarily to the $331,000 net loss and $348,000 in dividends declared and paid, offset, in part, by the increase of $198,000 in accumulated other comprehensive income due to the increase in the fair value of securities available for sale.

Results of Operations

Net Income (Loss)

The Company recorded a net loss of $460,000 for the three month period ending December 31, 2009, versus net income of $194,000 in the same period of 2008. Primary contributers to the loss for the three months ended December 31, 2009 were the net write off of $972,000 for a loan secured by the stock of a financial institution, the loss of $60,000 on the cost basis of an equity security of the same financial institution, and an increase in FDIC insurance.  Offsetting the amount of the loss for the quarter were a $192,000, or 50.0%, increase in non-interest income and a $374,000 decrease in the provision for income taxes. Basic earnings (loss) per share for the December 31, 2009 three month period were $(1.10) per share versus $0.46 per share for the same period of 2008.  Diluted earnings (loss) per share reflect incentive plan shares and the potential dilutive impact of stock options granted under the stock option plan.  Diluted earnings (loss) per share for the three months ending December 31, 2009 were $(1.10) compared to $0.44 at December 31, 2008.  For the nine month period ended December 31, 2009, the Company had a loss of $331,000, a decrease of $943,000 from net income of $612,000 for the nine months ending December 31, 2008.  The loss for the nine months ended December 31, 2009 was negatively impacted by a decrease of $1,124,000, or 35.2%, in net interest income after provision and by an increase of $861,000, or 24.5%, in non-interest expense which were offset by an increase in non-interest income of $532,000, or 43.4%, and a decrease of $510,000, or 171.1%, in provision for income taxes when compared to the same period in the prior year.  Basic earnings (loss) per share for the December 31, 2009 nine month period were $(0.79) per share versus $1.41 per share for the same period of 2008.  Diluted earnings  (loss) per share reflect incentive plan shares and the potential dilutive impact of stock options granted under the stock option plan.  Diluted earnings (loss) per share for the nine months ending December 31, 2009 were $(0.79) compared to $1.36 at December 31, 2008.

Net Interest Income

For the three-month period ended December 31, 2009, net interest income totaled $1,165,000, an increase of 1.8%, or $21,000, compared to the same period of 2008. The increase in net interest income can be attributed to an increase of $8,000, or 0.4%, in total interest income, and by the decrease of $13,000, or 1.7%, in total interest expense. The decrease in total interest expense can be attributed, in part, to the 0.62% decrease in the average cost of funds on interest bearing liabilities for the three months ended December 31, 2009 to 2.04% compared to 2.66% for the three-months ended December 31, 2008.

For the nine-month period ended December 31, 2009, net interest income totaled $3,323,000, a decrease of $62,000, or 1.8%, from the same period in the prior year.  Contributing to the decrease was the increase of $260,000, or 11.4%, in total interest expense, offset by the increase of $198,000, or 3.5% in total interest income.  The net interest margin for the nine-months ended December 31, 2009 was 2.76%, a 71 basis point decrease from 3.43% for the nine-months ended December 31, 2008.  The squeezing of the net interest margin is a direct cause of the decrease in the net interest income.  During the past six months, management has made a conscience effort to improve the net interest margin.  At June 30, 2009, the net interest margin was 2.60%, at September 30, 2009 it was 2.70% and for December 31, 2009 it was 2.76%.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Provision for Loan Losses

The provision for loan losses for the quarter ended December 31, 2009 was $1,072,000 compared to $30,000 for the December 31, 2008 quarter. For the nine-months ended December 31, 2009, the provision was $1,252,000 compared to $190,000 over the same period in 2008.  The increase in the provision is attributed to the write off of the loan that was secured by the stock of a financial institution.   The provision for both periods reflects management's analysis of the Company's loan portfolio based on the information which was available to the Company. Management meets on a quarterly basis to review the adequacy of the allowance for loan losses based on Company guidelines. Classified loans are reviewed by the loan officers to arrive at specific reserve levels for those loans. Once the specific reserve for each loan is calculated, management calculates general reserves for each loan category based on a combination of loss history adjusted for current national and local economic conditions, trends in delinquencies and charge-offs, trends in volume and term of loans, changes in underwriting standards, and industry conditions. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company's management believes that, as of  December 31, 2009, its allowance for loan losses was adequate.

Non-Interest Income

Non-interest income categories for the three-month and nine-month periods ended December 31, 2009 and 2008 are shown in the following table:
	Three Months Ended
	December 31,
	2009	2008	% Change
	(In thousands)
Non-interest income:

Charges and fees on deposit accounts	$270	$223	21.1%
Charges and other fees on loans	79	26	203.8
Net gain on sale of loans	100	27	270.4
Other	127	108	17.6

Total non-interest income	$576	$384	50.0%

	Nine Months Ended
	December 31,
	2009	2008	% Change
	(In thousands)
Non-interest income:

Charges and fees on deposit accounts	$747	$671	11.3%
Charges and other fees on loans	256	111	130.6
Net gain on sale of loans	282	99	184.8
Net realized gain on sale of available for sale securities	106	2	5,200.0
Other	366	342	7.0

Total Non-Interest Income	$1,757	$1,225	43.4%

Non-interest income increased $192,000 when comparing the three-months ended December 31, 2009 to December 31, 2008.  The largest contributing factors to the increase were the increase in gain on sale of loans and the fees related to the servicing of loans.  The gain on sale of loans is due to the sale of $6.4 million in loans for the three-months ended December 31, 2009 compared to $1.6 million in loans sold during the three months ended December 31, 2008.  For the nine-months ended December 31, 2009, non-interest income increased $532,000 over the nine-months ended December 31, 2008.  The increase can be primarily attributed to the net realized gain on the sale of available for sale securities due to the sale of $15.4 million in mortgage-backed and agency securities; and he net gain from the sale of loans.  During the nine-months ended December 31, 2009, the Company sold $25.1 million in loans into the secondary market compared to $6.3 million during the nine-months ended December 31, 2008.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Non-Interest Expense

Non-interest expense categories for the three-month and nine-month periods ended December 31, 2009 and 2008 are shown in the following table:

	Three Months Ended
	December 31,
	2009	2008	% Change
	(In thousands)
Non-interest expense:
Compensation and employee benefits	$684	$644	6.2%
Occupancy and equipment	174	132	31.8
Data processing	59	79	(25.3)
Audit, legal and other professional	91	49	85.7
Advertising	87	59	47.5
Telephone and postage	45	48	(6.3)
Net loss on sale of foreclosed property	2	—	—
FDIC Insurance	54	18	200.0
Loss on cost basis equity security	60	—	—
Other	158	186	(15.1)

Total non-interest expense	$1,414	$1,215	16.4%

	Nine Months Ended
	December 31,
	2009	2008	% Change
	(In thousands)
Non-interest expense:
Compensation and employee benefits	$2,024	$1,945	4.1%
Occupancy and equipment	534	465	14.8
Data processing	186	198	(6.1)
Audit, legal and other professional	284	148	91.9
Advertising	263	156	68.6
Telephone and postage	148	107	38.3
Net loss on sale of foreclosed property	2	4	(50.0)
FDIC insurance	234	28	735.7
Loss on cost basis equity security	197	—	—
Other	499	459	8.7

Total Non-Interest Expense	$4,371	$3,510	24.5%

Compensation and employee benefits increased by $40,000 when comparing the December 2009 and 2008 quarters primarily due to a $14,000 increase in salaries and the increase of $27,000 in the market value of the shares held in the directors’ retirement plan.  For the nine-months ended December 31, 2009, compensation expense increased $79,000 over the nine-months ended December 31, 2008.  Salaries and payroll taxes increased by $241,000 due to the additional employees for the Vincennes branch and the Trust department.

Audit, legal and other professional fees increased by $42,000 for the three-months ended December 31, 2009 and $136,000 for the nine-months ended December 31, 2009 when comparing to the three- and nine-months ended December 31, 2008.  The increase can be attributed, in part, to costs associated with compliance with Sox 404.

Advertising expense increased $28,000 and $107,000 for the three- and nine- months ended December 31, 2009, respectively, when compared to the same period of the prior year due to increased advertising in a new market area: Vincennes, Indiana. On May 1st, 2009, in response to a marketing program to promote branding, our deposit product called “Reward Checking” was renamed Kasasa ™ Cash.   This promotion has also led to the increase in advertising.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Telephone and postage expense decreased by $3,000 for the three-months ended December 31, 2009 when compared to the same period in 2008 but increased by $41,000 for the nine-months ended December 31, 2009 over the nine-months ended December 31, 2008.  During August 2008, the Company signed with a company that would supply all lines necessary for integrated technologies, secure networking, and communicating with branches and ATMs.  The addition of phones and lines at the new branch in Vincennes also contributed to the increases.

The Company recognized losses of $60,000 and $197,000 during the three-months and nine-months ended December 31, 2009, respectively, related to a cost basis equity security investment in a financial institution.   With the additional $60,000 being charged to expense, the investment was written down to zero as the financial institution was placed into receivership under the FDIC.  No loss was recognized on this investment in prior year periods.

The increase of $206,000 in Federal Deposit Insurance Corporation (“FDIC”) insurance when comparing the nine-months ended December 31, 2009 to the same period in the prior year was due to the increase in the assessment from 5 basis points to 12 basis points paid on deposits and the additional 5 basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009.  The special assessment was collected on September 30, 2009. The additional amount  imposed on the Company, as a result of the June 30, 2009 final rule, was $81,359.

Income Tax Expense

The provision in income tax expense decreased $374,000, or 420.2%, for the three-months ending December 31, 2009, compared to the same period in 2008. The decreases can be attributed in part to decreased profitability as a result of the write off of the loan secured by the stock of a financial institution.   For the nine-months ended December 31, 2009, the provision for income tax expense decreased $510,000, or 171.1%, from the nine-months ended December 31, 2008 due to decreased profitability and the increase in non-taxable income.

Off-Balance Sheet Arrangements

The Company has entered into performance standby and financial standby letters of credit with various local commercial businesses in the aggregate amount of $394,000. The letters of credit are collateralized and underwritten, as currently required by our loan policy, in the same manner as any commercial loan.  The advancement of any funds on these letters of credit is not anticipated.

Liquidity and Capital Resources

The Company’s principal sources of funds are deposits and principal and interest payments collected on loans, investments and related securities.  While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition.

Liquidity resources are used principally to meet outstanding commitments on loans, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses.  The Company anticipates no foreseeable problems in meeting current loan commitments.  At December 31, 2009, outstanding commitments to extend credit amounted to $20.2 million (including $11.0 million, in available revolving and closed-ended commercial and agricultural lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet any foreseeable liquidity needs.

The Bank maintains a $24.6 million line of credit with the FHLB, which can be accessed immediately.  As of December 31, 2009 and 2008, there were no advances outstanding for either period.  However, the $24.6 million line of credit with the FHLB was reduced by $1.2 million for the credit enhancement reserve established as a result of the participation in the FHLB Mortgage Partnership Finance (“MPF”) program.  At December 31, 2009, the Company also maintained a $5.0 million revolving federal funds line of credit and a $2.5 million revolving line of credit with IBBBB located in Springfield, Illinois, the assets and liabilities of which were later purchased and assumed by The Independent BankersBank (“TIB”).  Our revolving federal funds line of credit was assumed by TIB but the $2.5 million revolving line of credit was not.   The Company is in the process of refinancing the $2.5 million line of credit with another financial institution.  The Company borrowed the full amount of the $2.5 million revolving line in September 2009.  The Bank has also established borrowing capabilities at the discount window with the Federal Reserve Bank of St. Louis. Investment securities of $3,000,000 have been pledged as collateral.  As of December 31, 2009 and 2008, no amounts were outstanding at the Federal Reserve discount window.

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

At December 31, 2009, the Bank’s compliance with all of the aforementioned capital requirements is summarized below:

					To be Well Capitalized
					Under the Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk-Weighted Assets)	$13,219	13.29%	$7,955	8.00%	$9,944	10.00%
Tier I Capital (to Risk-Weighted Assets)	12,273	12.34	3,978	4.00	5,967	6.00
Tier I Capital (to Average Assets)	12,273	6.97	7,042	4.00	8,803	5.00

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009 the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed in this Report was  recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

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

PART II OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by the Company for the quarter ended
December 31, 2009 regarding the Company’s common stock.

PURCHASES OF EQUITY SECURITIES BY COMPANY (1)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2009 – 10/31/2009	106	$36.00	—	12,160
11/1/2009 – 11/30/2009	—	—	—	12,160
12/1/2009– 12/31/2009	—	—	—	12,160
Total	106	$36.00	—	12,160
(1)  On July 23, 2009, the Board of Directors of the Company voted to approve the extension and expansion of the repurchase program of its equity stock approved on July 24, 2008.  The Company may repurchase up to 10,000 additional shares of the Company’s outstanding common stock in the open market or in negotiated private transactions from time to time when deemed appropriate by management. The increase represents approximately 2.5% of the Company’s issued and outstanding shares.  As of July 22, 2009, the Company had repurchased 22,782 shares of its common stock out of the 26,892 shares that had been previously authorized for repurchase leaving 4,110 remaining to be purchased.  As a result of these actions, the Company is currently authorized to repurchase 14,110 shares of common stock.  The program has been extended to August 2, 2010 or  the earlier of the completion of the repurchase of the 14,110 shares.   As of February 12, 2010 1,950 shares of the 14,110 have been purchased in the expanded program leaving 12,160 remaining to be purchased pursuant to this share repurchase program.

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

FIRST ROBINSON FINANCIAL CORPORATION

Date: February 16, 2010	/s/ Rick L. Catt
Rick L. Catt
President and Chief Executive Officer

Date: February 16, 2010	/s/ Jamie E. McReynolds
Jamie E. McReynolds
Chief Financial Officer and Vice President

EXHIBIT INDEX

Exhibit No.

31.1	Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002