Form 10-K
period 2010-03-31
FIRST ROBINSON FINANCIAL CORP
filed 2010-06-25
CIK 1035991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and  posted on its corporate website, if any, every Interaction Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non- Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

The aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates as of March 31, 2010 was $8.4 million.

As of June 16, 2010, there were 428,794 shares issued and outstanding of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-K - Portions of the Annual Report to Stockholders for the fiscal year ended March 31, 2010.

Part III of Form 10-K - Portions of Proxy Statement for the 2010 Annual Meeting of Stockholders.

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

The Bank. The Bank is a national bank, the deposits of which are federally insured and backed by the full faith and credit of the U.S. Government up to $250,000 per insured account through December 31, 2013, and in the case of certain non-interest-bearing accounts completely insured regardless of the dollar amount through December 31, 2010 (although the FDIC has the authority to extend this additional insurance coverage until December 31, 2011 without additional rulemaking).  The Bank is a community-oriented financial institution that seeks to serve the financial needs of the residents and businesses in its market area.  The Bank considers Crawford County and surrounding counties in Illinois and Knox County and surrounding counties in Indiana as its market area. The principal business of the Bank has historically consisted of attracting retail deposits from the general public and primarily investing those funds in one- to four-family residential real estate loans and, to a lesser extent, consumer loans, commercial and agricultural real estate loans and commercial business and agricultural finance loans.  At March 31, 2010, substantially all of the Bank’s real estate mortgage loans, were secured by properties located in the Bank’s market area. The Bank also invests in securities issued by U.S. government sponsored enterprises (“GSE”), GSE residential mortgage-backed securities, equity securities and other permissible investments.

The Bank currently offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank’s deposits include statement savings, NOW accounts, certificate accounts, IRA accounts, limited accounts and non-interest bearing accounts. The Bank generally solicits deposits in its primary market area.  The Bank typically does not accept any brokered deposits.

The Bank’s revenues are derived principally from interest income, including interest on loans, deposits in other banks and mortgage-backed securities and other investments.

Market Area

The Bank currently has four offices in Crawford County, Illinois, consisting of three full service offices and one drive-up facility, located in Robinson, Palestine and Oblong, Illinois and one full service office located in Vincennes, Indiana.

Robinson, Palestine and Oblong, Illinois are located in Crawford County, Illinois, approximately 150 miles east of St. Louis, Missouri and 35 miles northwest of Vincennes, Indiana. Vincennes is located in southwestern Indiana and is the county seat of Knox County.  The major employers in the Crawford County, Illinois area include Marathon Petroleum Company LLC, The Hershey Company, Robinson Correctional Facility, Dana Corporation, Crawford Memorial Hospital and E.H. Baare Corporation.  The major employers in the Knox County, Indiana area include Good Samaritan Hospital, Vincennes University, Vincennes Community School Corporation, Fubota Indiana of America Corporation, Gemtron Corporation and Packaging Corporation of America.

The Bank, and therefore the Company, is dependent upon the economy of its market area for continued success, since the vast majority of its loans are located in the Bank’s market area. See Note 4 of Notes to Consolidated Financial Statements.

Lending Activities

General. The Bank’s loan portfolio consists primarily of conventional, first mortgage loans secured by one- to four-family residences and, to a lesser extent, consumer loans, commercial and agricultural real estate loans, commercial business and agricultural finance loans and multi-family real estate and construction loans.  At March 31, 2010, the Bank’s gross loans outstanding totaled $103.2 million, of which $46.6 million, or 45.1%, were one- to four-family residential mortgage loans. This amount also includes one- to four-family loans held for sale of $88,000 and home equity loans totaling $3.8 million.  Of the one- to four-family mortgage loans outstanding at that date, 22.4% were fixed-rate loans, and 77.6% were adjustable-rate loans. At that same date, construction and development property loans totaled $5.1 million, or 5.0%, of the Bank’s total loan portfolio. Also at that date, the Bank’s multi-family real estate, commercial and agricultural real estate loans totaled $20.9 million, or 20.3%, of the Bank’s total loan portfolio of which 79.3% were adjustable-rate loans and 20.7% were fixed-rate loans. Loans to State and Municipal Governments totaled $1.9 million, or 1.8%, of the Bank’s total loan portfolio as of March 31, 2010.  At that same date, consumer and other loans totaled $9.8 million, or 9.5%, of the Bank’s total loan portfolio.  At March 31, 2010, commercial business and agricultural finance loans totaled $18.9 million, or 18.3%, of the Bank’s total loan portfolio, of which 42.3% were fixed-rate loans and 57.7% adjustable-rate loans.  See Note 4 of Notes to Consolidated Financial Statements.

The Bank’s loans to one borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or, if a bank’s lending limit under this calculation would be less than $500,000, a bank may make loans and extensions of credit to one borrower at one time in an amount not to exceed $500,000.  See “Regulation — Federal Regulation of National Banks.”  Pursuant to certain lending provisions in the regulations of the Office of the Comptroller of the Currency (“OCC”) for defined eligible banks, however, the Bank may lend up to 25% of its unimpaired capital and surplus to one borrower for loans secured by one-to-four family residential real estate, loans secured by small businesses or small farm loans.  The total outstanding amount of the Bank’s loans or extensions of credit made to all of its borrowers under the special limits in these regulations may not exceed 100% of the Bank’s unimpaired capital and surplus.  Loans to affiliates and their related interests are not eligible for this program.  See Note 14 of Notes to Consolidated Financial Statements for information regarding loans to affiliates.  At March 31, 2010, the maximum amount which the bank could have lent under its standard 15% lending limit to any one borrower and the borrowers related interests was approximately $2.0 million.  At March 31, 2010, the Bank had three borrowers with outstanding balances and available lines of credit that exceeded the 15% legal lending limit but was within the 25% special legal lending limit for eligible banks. At March 31, 2010, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of $3.4 million.

The Bank’s five largest lending relationships at March 31, 2010 were as follows: (i) $4.4 million in loans and available lines of credit to an individual and his closely held entities of which $1.5 million was participated with other lenders and which is secured by real estate, oil production and leaseholds, inventory, equipment, and personal guarantees; (ii) $4.3 million in loans and available lines of credit to a heavy equipment operator of which $2.5 million was participated with other lenders and which is secured by real estate, equipment, inventory, accounts receivable and personal guarantees;  (iii) $3.0 million in loans and available lines of credit to a commercial business secured by inventory and accounts receivable; (iv) $2.8 million in loans and available lines of credit to a farmer secured by real estate, crops and farm machinery; and (v) $1.4 million in loans and available lines of credit to a to a farmer secured by real estate, crops and farm machinery.  At March 31, 2010, all of these loans, which totaled $15.9 million in the aggregate, of which $4.0 million was participated to other lenders, were performing in accordance with their terms.

Loan Portfolio Composition. The following information concerning the composition of the Bank’s loan portfolios in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

	March 31,
	2010		2009
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans:
One- to four-family, held for sale.	$88	0.08%	$392	0.43%
One- to four-family.	46,466	45.02	43,511	48.16
Multi-family	2,780	2.69	1,242	1.38
Commercial and agricultural	18,155	17.59	14,793	16.37
Construction or development	5,130	4.97	2,624	2.90
Total real estate loans	72,619	70.35	62,562	69.24

Other Loans:
Government Loans:
State & Municipal	1,885	1.83	2,172	2.40
Consumer and other loans	9,834	9.53	7,783	8.62
Commercial business and agricultural finance loans	18,883	18.29	17,835	19.74
Total other	30,602	29.65	27,790	30.76
Total loans	103,221	100.00%	90,352	100.00%

Less:
Loans in process	2,093		2,811
Deferred loan fees	4		4
Allowance for losses	973		780
Total loans receivable, net	$100,151		$86,757

The following schedule illustrates the interest rate sensitivity of the Bank’s loan portfolio at March 31, 2010. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract reprices; however, $36.9 million in adjustable rate loans have reached their contractual floor rate. These loans then report at their maturity date.  The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	One- to Four-Family and Construction/Development		Multi-family and Commercial and Agriculture		Obligations of State & Municipal Governments		Consumer and Other		Commercial Business and Agricultural Finance		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due During Years Ending March 31,

2011(1)	$7,121	6.21%	$4,280	4.32%	$190	1.31%	$670	6.98%	$9,885	4.16%	$22,146	4.91%
2012 and 2013	3,782	6.42	3,880	5.51	1,025	5.08	2,572	7.83	2,581	5.92	13,840	6.24
2014 and 2015	4,786	6.55	3,114	5.52	402	4.32	4,786	6.52	5,207	4.71	18,295	5.80
After 2015	35,995	5.92	9,661	5.84	268	3.76	1,806	6.29	1,210	6.29	48,940	5.92
Total	$51,684	6.06%	$20,935	5.42%	$1,885	4.35%	$9,834	6.85%	$18,883	4.69%	$103,221	5.62%

(1)	Includes demand loans, loans having no stated maturity and overdraft loans.

The total amount of loans due after March 31, 2010 which have predetermined interest rates is $37.2 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $66.0 million, a portion of which have reached their contractual floor rate and are shown in the above table at their contractual maturity.

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

One- To- Four-Family Residential Mortgage Lending.  Residential loan originations are generated by the Bank’s marketing efforts, its present customers, walk-in customers, and referrals from real estate brokers.  Historically, the Bank has focused its lending efforts primarily on the origination of loans secured by one- to four-family residential mortgages in its market area.  At March 31, 2010, the Bank’s one- to four-family residential mortgage loans, including loans held for sale totaled $46.6 million, or 45.1%, of the Bank’s gross loan portfolio, of which $85,000 was non-performing at that date.

The Bank offers both adjustable and fixed rate mortgage loans.  For the year ended March 31, 2010, the Bank originated $58.3 million of real estate loans, of which $42.2 million were secured by one- to four-family residential real estate, $5.8 million was secured by one- to four-family or commercial constructions and land loans, $7.8 million was secured by commercial or agricultural real estate, and $2.5 million was secured by multi-family residential real estate.  Substantially all of the Bank’s one- to four-family residential mortgage originations are secured by properties located in its market area.

The Bank offers adjustable-rate mortgage loans at rates and on terms determined in accordance with market and competitive factors.  The Bank currently originates adjustable-rate mortgage loans with a term of up to 30 years.  The Bank offers six-month and one-year adjustable-rate mortgage loans, and residential mortgage loans that are fixed for three years or five years, then adjustable annually after that with a stated interest rate margin generally over the one-year Treasury Bill Index.  Increases or decreases in the interest rate of the Bank’s adjustable-rate loans is generally limited to 200 basis points at any adjustment date and 600 basis points over the life of the loan.  As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as the Bank’s liabilities.  The Bank qualifies borrowers for adjustable-rate loans based on the initial interest rate of the loan and by reviewing the highest possible payment in the first seven years of the loan.  As a result, the risk of default on these loans may increase as interest rates increase.  See “Asset Quality — Non-Performing Assets.”  At March 31, 2010, the total balance of one-to four-family adjustable-rate loans was $36.1 million, or 35.0%, of the Bank’s gross loan portfolio.  See “— Originations, Purchases and Sales of Loans.”

The Bank offers fixed-rate mortgage loans with a term of up to 30 years.  At March 31, 2010, the total balance of one- to four-family fixed-rate loans was $10.4 million, or 10.4%, of the Bank’s gross loan portfolio. The Bank also offers U.S. Department of Agriculture (“USDA”) Guaranteed Rural Housing Loans to borrowers that meet certain income limitations with minimal to no down payment.  These loans are 30-year fixed rate loans with a 90% guarantee from USDA.  At March 31, 2010, the total balance of USDA Guaranteed Rural Housing Loans was $308,000, or 0.3%, of the Bank’s gross loan portfolio. During the fiscal year ended March 31, 2010, the Bank sold $4.8 million in USDA Guaranteed Rural Housing Loans.  The Bank provides servicing on $7.2 million of these Rural Housing Loans. In April 2007, the Bank began offering USDA Rural Housing Loans where servicing is retained with a 44 basis point fee.  See “— Originations, Purchases and Sales of Loans.”  The Bank will generally lend up to 80% of the lesser of the appraised value or purchase price of the security property on owner occupied one- to four-family loans.  Residential loans do not include prepayment penalties, are non-assumable (other than government-insured or guaranteed loans), and do not produce negative amortization. Real estate loans originated by the Bank contain a “due on sale” clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property.  The Bank utilizes private mortgage insurance.

The majority of the fixed rate loans currently originated by the Bank are underwritten and documented pursuant to the guidelines of the Federal Home Loan Bank of Chicago’s (the “FHLB”) Mortgage Partnership Finance (“MPF”) program.  Effective January 1, 1999, the Bank joined the MPF program offered by the FHLB.  This program is a secondary mortgage market structure under which the FHLB purchased and funded eligible mortgage loans from or through participating banks and, in certain instances, the FHLB purchased participations in pools of eligible mortgage loans from other Federal Home Loan Banks.  The FHLB announced, however, that it would no longer enter into new master commitments except for immaterial amounts of MPF loans that primarily support affordable housing and are guaranteed by a federal government entity.  MPF loans purchased after November 1, 2008 are now concurrently sold to Fannie Mae as a third-party investor pursuant to a program announced in September 2008, whereby Fannie Mae will purchase 30- 20- and 15-year fixed rate mortgage loans from the FHLB.  Fannie Mae will purchase loans channeled through the MPF X-tra Program.  Participating banks generally retain the right to service these loans.

At March 31, 2010, the Company's home equity loans amounted to $3.8 million, or 3.7%, of the total loan portfolio. These loans are secured by the underlying equity in the borrower's residence, and accordingly, are reported with the one-to-four family real estate loans.  As a result, the Company generally requires loan-to-value ratios of 90% or less after taking into consideration the first mortgage held by the Company.  These loans typically have fifteen-year terms with an interest rate adjustment monthly.

Multi-Family Lending.  The Bank offers one-year adjustable-rate multi-family loans for terms of up to 20 years.  The Bank will generally lend up to 80% of the value of the collateral securing the loan.  At March 31, 2010, the Bank had $2.8 million of multi-family real estate loans, or 2.7% of the Bank’s gross loan portfolio. All of these loans were performing in accordance with their terms at that date.

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

Commercial and Agricultural Real Estate Lending. The Bank also originates commercial and agricultural real estate loans.  At March 31, 2010 approximately $18.1 million, or 17.6% of the Bank’s gross loan portfolio, was comprised of commercial and agricultural real estate loans.  Of this amount, approximately $3.0 million, or 16.7%, of these loans were fixed-rate commercial and agricultural real estate loans and approximately $15.1 million, or 83.3%, were adjustable-rate loans.  At March 31, 2010, $32,000 of these loans were non-performing. The largest commercial or agricultural real estate loan was a $3.5 million line of credit of which $1.5 million was participated to another institution.

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

Construction Lending. The Bank had $5.1 million in construction loans for one- to four- family residences, commercial property and land loans, or 5.0%, of the total loan portfolio at March 31, 2010. Of the $5.1 million in construction loans, approximately $3.4 million, or 65.6%, were at a fixed rate of interest and approximately $1.8 million, or 34.4%, were at an adjustable rate of interest.  The Bank offers construction loans to individuals for the construction of one- to four-family residences or commercial buildings.  Following the construction period, these loans may become permanent loans.

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

State and Municipal Government Loans.  The Bank originates both fixed and adjustable loans for state and municipal governments.  At March 31, 2010, the Bank’s loans to state and municipal governments totaled $1.9 million, or 1.8% of the total loan portfolio, of which 71.4% were fixed and 28.6% were adjustable. Loans to state and municipal governments are generally at a lower rate than consumer or commercial loans due to the tax-free nature of municipal loans.

For underwriting purposes, the Bank does not require financial documentation as long as the loan is to the general obligation of the local entity.  However, proper documentation in the entity’s minutes, from a board meeting when a quorum was present, that indicate the approval to seek a loan and the authorized individuals to sign for the loan are required.

Consumer and Other Lending.  The Bank offers secured and unsecured consumer and other loans. Secured loans may be collateralized by a variety of asset types, including automobiles, mobile homes, equity securities, and deposits.  The Bank currently originates substantially all of its consumer and other loans in its primary market area.  At March 31, 2010, the Bank’s consumer and other loan portfolio totaled $9.8 million, or 9.5%, of its gross loan portfolio, of which 99.5% were fixed-rate loans.

A significant component of the Bank’s consumer loan portfolio consists of new and used automobile loans. These loans generally have terms that do not exceed five years.  Generally, loans on vehicles are made in amounts up to 110% of the sales price or the value as quoted in BlackBook USA, whichever is least.  At March 31, 2010, the Bank’s automobile loans totaled $8.0 million, or 7.8%, of the Bank’s gross loan portfolio. These loans were originated predominately on a direct lending basis.  However, during the current fiscal year the Company began originating automobile loans on an indirect basis.  At March 31, 2010, indirect automobile loans totaled $717,000 of the $8.0 million automobile loans.

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

Consumer and other loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles.  Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances.  Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.  At March 31, 2010, $5,000 of the Bank’s consumer and other loans were non-performing.  There can be no assurances that additional delinquencies will not occur in the future.

Commercial Business and Agricultural Finance Lending.  The Bank also originates commercial and agricultural business loans.  At March 31, 2010, approximately $18.9 million, or 18.3% of the Bank’s gross loan portfolio, was comprised of commercial and agricultural business loans.  Of the $18.9 million, approximately $8.0 million, or 42.3%, were fixed-rate loans and approximately $10.9 million, or 57.7%, were adjustable-rate loans. At March 31, 2010, $13,000 of the Bank’s commercial and agricultural business loans were non-performing.   The largest commercial business loan was a $3.0 million line of credit.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business and agricultural finance loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.  As a result, the availability of funds for the repayment of commercial business and agricultural finance loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment).  The Bank’s commercial business and agricultural finance loans are usually secured by business or personal assets.  However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.  At March 31, 2010, $103,000 of the Bank’s commercial business and agricultural finance loans were unsecured.

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

While the Bank currently originates adjustable-rate and fixed-rate loans, its ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors.  For the year ended March 31, 2010, the Bank had total originations of $55.4 million in fixed-rate loans and $26.0 million in adjustable-rate loans.

The Bank sold $27.9 million in one- to four-family loans through market programs during the year ended March 31, 2010.   Sales of these loans generally are beneficial to the Bank since these sales may produce future servicing income, provide funds for additional lending and other investments and increase liquidity.  The Bank sells loans pursuant to forward sales commitments and, therefore, an increase in interest rates after loan origination and prior to sale should not adversely affect the Bank’s income at the time of sale.

The following table shows the loan origination, purchase, sale and repayment activities of the Bank for the periods indicated.

	Year Ended March 31,
	2010	2009
	(Dollars in Thousands)

Originations By Type:
Real estate:
One to four-family	$42,231	$34,768
Multi-family	2,522	1,416
Commercial and agricultural	7,769	5,437
Construction and land development	5,757	2,857

Other:
Consumer and other loans	9,035	5,092
State & Municipal Government	2,839	853
Commercial business and agricultural finance	11,304	14,717
Total loans originated	81,457	65,140

Purchases:
Real estate:
Commercial and agricultural	—	500

Other:
Commercial business and agricultural finance	4,000	—
Other loan	500	1,000
Total loan purchases	4,500	1,500

Sales And Repayments:
Real estate:
One- to four-family	27,856	19,614
Commercial and agricultural	908	—

Other:
Commercial business and agricultural finance and other loans		633
Total sales	28,764	20,247

Principal reductions	44,136	33,455

Decreases in other items, net	188	315

Net increase in gross loans	$12,869	$12,623

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

The following table sets forth the Bank’s loan delinquencies by type, by amount and by percentage of type at March 31, 2010.

	Loans Delinquent For:
	30-89 Days(1)			90 Days and Over(1)			Nonaccrual			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
Real Estate:
One- to four-family	2	$77	0.17%	—	$—	—%	4	$85	0.18%	6	$162	0.35%
Commercial business and agricultural finance	—	—	—	—	—	—	1	32	0.18	1	32	0.18
OtherLoans: State & Municipal Gov’t	1	85	4.51	—	—	—	—	—	—	1	85	4.51
Consumer and others	3	21	0.21	—	—	—	1	5	0.05	4	26	0.26
Commercial business and agricultural finance	—	—	—	—	—	—	1	13	0.07	1	13	0.07

Total	6	$183	0.18%	—	$—	—%	7	$135	0.13%	13	$318	0.31%

(1)   Loans are still accruing.

Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Bank’s loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful.  Foreclosed assets include assets acquired in settlement of loans.

	Year Ended March 31,
	2010	2009
	(Dollars in thousands)
Non-accruing loans:
One- to four-family	$85	$192
Commercial and agricultural real estate	32	—
Consumer and other	5	14
Commercial business and agricultural finance	13	29
Total	135	235

Foreclosed assets:
One- to four-family	52	46
Total	52	46

Total non-performing assets	$187	$281
Total as a percentage of total assets	0.10%	0.17%

For the year ended March 31, 2010, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $9,000.   This represents $9,000 that would have been included in interest income on such loans for the year ended March 31, 2010.

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

In connection with the filing of its periodic reports with the OCC and in accordance with its classification of assets policy, the Bank regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations.  On the basis of management’s review of its assets, at March 31, 2010, the Bank had classified a total of $919,000 of its assets as substandard and $139,000 as doubtful.  At March 31, 2010, total classified assets comprised $1.1 million, or 8.8%, of the Bank’s capital, and0.6% of the Bank’s total assets.

Other Loans of Concern. As of March 31, 2010, there were $3.9 million in loans identified, but not classified, by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the business have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

The Company had a commercial loan in the amount of $1.0 million to Bankers Bancorp, Inc., a bank holding company, (“BBI”) secured by the common stock of Independent Bankers’ Bank, an Illinois chartered commercial bank that provided correspondent banking services to its clients (“IBB”).  IBB was placed into receivership in December 2009. The Company recorded a loss of $972,000 at the end of the Company’s third quarter.  No additional payments from the FDIC with respect to this loan are expected.  In addition to its loan to BBI, the Company was a stockholder in BBI.  The Company also recognized a loss of $197,000 related to the cost basis of the equity security in BBI.

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

Real estate properties acquired through foreclosure are recorded at the fair value minus 20% of the fair value if the property is appraised at $50,000 or less.  If the property is appraised at greater than $50,000, then the property is recorded at the fair value less 10% of the fair value.  If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer.  Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations.  At March 31, 2010, the Bank had 2 real estate property acquired through foreclosure.   Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination.  Future additions to the Bank’s allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance.  In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to increase the allowance, or change the classification that the Bank has assigned to various assets, based upon its judgment of the information available to it at the time of its examination.  At March 31, 2010, the Bank had a total allowance for loan losses of $973,000, representing 0.97% of the Bank’s loans, net.   See Note 4 of Notes to Consolidated Financial Statements.

The distribution of the Bank’s allowance for losses on loans at the dates indicated is summarized as follows:

	March 31,

	2010			2009
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

One- to four-family including loans held for sale	$72	$46,554	45.10%	$66	$43,903	48.59%
Multi-family	—	2,780	2.69	—	1,242	1.38
Commercial and agricultural real estate	593	18,155	17.59	458	14,793	16.37
Construction or Development	—	5,130	4.97	—	2,624	2.90
State & Municipal Government Loans	—	1,885	1.83	—	2,172	2.40
Consumer and other loans	29	9,834	9.53	34	7,783	8.62
Commercial business and agricultural finance	279	18,883	18.29	222	17,835	19.74
Unallocated	—	—	—	—	—	—
Total	$973	$103,221	100.00%	$780	$90,352	100.00%

The following table sets forth an analysis of the Bank’s allowance for loan losses.

	Year Ended March 31,
	2010	2009
	(Dollars in thousands)

Balance at beginning of year	$780	$727

Charge-offs:
One- to four-family	136	28
Commercial and agricultural real estate	—	123
Consumer and other loans	1,023	44
Commercial business and agricultural finance	—	—
Total:	1,159	195

Recoveries:
One- to four-family	4	1
Consumer and other loans	51	27
Total:	55	28
Net charge-offs	1,104	167
Additions charged to operations	1,297	220
Balance at end of year	$973	$780

Ratio of net charge-offs during the year to average loans outstanding during the year	1.18%	0.21%

Ratio of net charge-offs during the year to average non-performing assets	487.03%	58.22%

Investment Activities

General. The Bank also invests in U.S. government sponsored enterprise (“GSE”) issued residential mortgage-backed securities (“mortgage-backed securities”), GSE securities, obligations of states or political subdivisions and other debt securities.  At March 31, 2010, mortgage-backed securities totaled $36.5 million, or 65.8%, of the Bank’s total investment and mortgage-backed securities portfolio. Government securities, obligations of state and political subdivisions and other debt securities totaled $18.9 million, or 34.2% of the Bank’s total investment and mortgage-backed securities portfolio.

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

Investment Securities.  At March 31, 2010, the Bank’s investment securities, excluding mortgage-backed securities, totaled $18.9 million, or 10.3% of its total assets.   It has been the Bank’s general policy to invest in obligations of state and political subdivisions, federal agency obligations and other investment securities.

National banks are restricted in investments in corporate debt and equity securities.  These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank’s unimpaired capital and unimpaired surplus as defined by federal regulations, which totaled $12.6 million as of March 31, 2010, plus an additional 10% if the investments are fully secured by readily marketable collateral.   At March 31, 2010, the Bank was in compliance with this regulation.  See “Regulation — Federal Regulation of National Banks” for a discussion of additional restrictions on the Bank’s investment activities.  See Note 3 of Notes to Consolidated Financial Statements.

The following table sets forth the composition of the Bank’s securities, all of which are classified as available for sale.

	March 31,
	2010		2009
	Market Value	% of Total	Market Value	% of Total
	(Dollars in thousands)

U.S. Government sponsored enterprises (“GSE”)	$15,191	27.42%	$9,992	17.87%
Mortgage-backed securities, GSE, residential	36,472	65.84	40,901	73.13
State and political subdivisions	3,736	6.74	5,032	9.00

Total available for sale	$55,399	100.00%	$55,925	100.00%

Average remaining life of investment and mortgage-backed securities	15.48 Years		15.96 Years

Other interest-earning assets:
Federal funds sold	7,852	69.32	7,572	91.39
Interest-bearing deposits with banks	3,475	30.68	713	8.61
Total other interest earnings investments	$11,327	100.00%	$8,285	100.00%

The Bank’s investment securities portfolio at March 31, 2010, contained no securities of any issuer with an aggregate book value in excess of 10% of the Bank’s retained earnings, excluding those issued by the U.S. government, or its agencies.

First Robinson’s investments, including the mortgage-backed securities portfolio, are managed in accordance with a written investment policy adopted by the Board of Directors.

OCC guidelines, as well as those of the other federal banking regulators, regarding investment portfolio policy and accounting require banks to categorize securities and certain other assets as held for “investment,” “sale,” or “trading.”  In addition, the Bank has adopted ASC 320 which states that securities available for sale are accounted for at fair value and securities which management has the intent and the Bank has the ability to hold to maturity are accounted for on an amortized cost basis.  The Bank’s investment policy has strategies for each type of security.  At March 31, 2010, the Bank classified $55.4 million of its investments as available for sale.

Mortgage-Backed Securities. The Bank invests in U.S. government sponsored enterprise obligations secured by residential properties. At March 31, 2010, the Bank’s investment in mortgage-backed securities totaled $36.5 million or 19.9% of its total assets.  All of the mortgage-backed securities are classified as available for sale.  At March 31, 2010, the Bank did not have a trading portfolio.

The following table sets forth the maturities of the Bank’s mortgage-backed securities at March 31, 2010.

	Due in
	1 Year or Less	1 to 5 Years	5 to 10 Years	10 Years or More	Total

Federal Home Loan Mortgage Corporation	$595	$244	$3,806	$5,727	$10,372
Weighted Average Rate	3.28	4.29%	4.97%	4.51%	4.60%

Federal National Mortgage Company	—	1,394	1,650	17,901	20,945
Weighted Average Rate	—	4.07	4.49	4.82	4.74

Government National Mortgage Company	—	—	268	4,887	5,155
Weighted Average Rate	—	—	3.63	4.15	4.13

Total	$595	$1,638	$5,724	$28,515	$36,472
Weighted Average Rate	3.28	4.10%	4.77%	4.64%	4.54%

Trust Services

A trust officer was hired by the Bank in July 2008, and shortly thereafter the Bank began offering wealth management and trust services to its higher net worth customers to assist them in investment, tax and estate planning.  The Bank offers these services in a manner consistent with the principles of prudent and safe banking and in compliance with applicable laws, rules, regulations and regulatory guidelines. The Bank earns fees for managing client’s assets and providing trust services.  Revenues from wealth management and trust services comprised less than 0.10% of the Banks revenue for the period during which such services have been offered.  Total assets held in Trust at March 31, 2010 were $1.2 million.

Sources of Funds

General.  The Bank’s primary sources of funds are deposits, receipt of principal and interest on loans and securities, interest earned on deposits with other banks, and other funds provided from operations.

The Bank has used FHLB advances to support lending activities and to assist in the Bank’s asset/liability management strategy.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset/Liability Management.”  At March 31, 2010, the Bank had no FHLB advances.  The Bank had a credit enhancement reserve of $944,000 established with the FHLB for participation in the Mortgage Partnership Finance (“MPF”) program.   The MPF credit enhancement reserve reduced the amount available to borrow from the FHLB of Chicago to $24.2 million.   The Company and Bank could also borrow up to $5.0 million from a correspondent bank. The Bank has also established borrowing capabilities with the Federal Reserve Bank of St. Louis.  See Notes 9 and 10 of Notes to Consolidated Financial Statements.

At March 31, 2010, the Bank had $17.6 million in repurchase agreements.   See Note 8 of Notes to Consolidated Financial Statements.

The Company maintains a $2.5 million revolving line of credit note payable, of which $1.7 million was outstanding at March 31, 2010 with an unaffiliated financial institution.  The note payable bears interest tied to the prime commercial rate with a floor of 3.50%, the rate at March 31, 2010, matures on September 30, 2010, and is secured by the stock of the Bank.

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

The following table sets forth the deposit flows at the Bank during the periods indicated.

	Year Ended March 31,
	2010	2009
	(Dollars in thousands)

Opening balance	$140,088	$103,898
Deposits	1,005,121	1,027,901
Withdrawals	(998,515)	(994,033)
Interest credited	2,618	2,322

Ending balance	149,312	140,088

Net increase	$9,224	$36,190

Percent increase	6.58%	34.83%

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Bank for the periods indicated.

	March 31,
	2010		2009
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)

Transactions and Savings Deposits:

Non-interest bearing demand (0.00%)	$15,248	10.21%	$12,828	9.16%
Statement Savings and Money Market Accounts (0.50%)	22,863	15.31	22,443	16.02
NOW Accounts (2.06%)	53,512	35.84	43,752	31.23

Total non-certificates	91,623	61.36	79,023	56.41

Certificates:
0.40 – 1.99%	16,101	10.78%	4,590	3.28%
2.00 – 3.99%	30,405	20.36	33,733	24.08
4.00 – 5.99%	11,183	7.48	22,742	16.23

Total certificates	57,689	38.64	61,065	43.59
Total deposits	$149,312	100.00%	$140,088	100.00%

The following table shows rate and maturity information for the Bank’s certificates of deposit as of March 31, 2010.

	0.40 - 1.99%	2.00- 3.99%	4.00- 5.99%	Total	Percent of Total	Weighted Average Rate
	(Dollars in thousands)
Certificate accounts maturing In quarter ending:
June 30, 2010	$8,106	$4,142	$2,348	$14,596	25.30%	2.50%
September 30, 2010	2,652	3,602	238	6,492	11.25	2.22
December 31, 2010	1,636	145	1,858	3,639	6.31	2.69
March 31, 2011	2,201	973	2,112	5,286	9.16	2.72
June 30, 2011	268	5,082	323	5,673	9.83	3.59
September 30, 2011	716	3,003	580	4,299	7.45	2.88
December 31, 2011	83	5,044	586	5,713	9.90	2.98
March 31, 2012	99	3,270	344	3,713	6.44	2.63
June 30, 2012	81	2,568	901	3,550	6.16	2.83
September 30, 2012	42	71	746	859	1.49	4.40
December 31, 2012	22	80	30	132	0.23	2.93
March 31, 2013	62	255	16	333	0.58	2.87
Thereafter	133	2,170	1,101	3,404	5.90	3.35

Total	$16,101	$30,405	$11,183	$57,689	100.00%	3.34%

Percent of total	27.91%	52.71%	19.38%	100.00%

The following table indicates the amount of the Bank’s certificates of deposit and other deposits by time remaining until maturity as of March 31, 2010.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 months	Total

Certificates of deposit less than $100,000	$5,963	$4,389	$6,556	$19,425	$36,333

Certificates of deposit of $100,000 or more	1,793	1,078	2,369	8,251	13,493

Public funds of $100,000 or more (1)	6,838	1,025	—	—	7,863

Total certificates of deposit	$14,596	$6,492	$8,925	$27,676	$57,689

(1)	Deposits from governmental and other public entities.

Subsidiary Activities

As a national bank, the Bank is able to invest unlimited amounts in subsidiaries that are engaged in activities in which the parent bank may engage.  In addition, a national bank may invest limited amounts in subsidiaries that provide banking services, such as data processing, to other financial institutions.  At March 31, 2010, the Bank had no subsidiaries.

Code of Ethics

A copy of the Company’s Code of Ethics may be obtained in print, without charge, by any stockholder upon written request to Secretary, c/o First Robinson Financial Corporation, 501 East Main Street, Robinson, Illinois 62454 or it can be found at www.frsb.net in the Investor Relations section under the About Us tab.

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

The Bank attracts its deposits through its retail banking offices and through their internet site at www.frsb.net. Therefore, competition for those deposits is principally from retail brokerage offices, commercial banks and credit unions located in their market area. The Bank competes for these deposits by offering a variety of account alternatives at competitive rates and by providing convenient business hours.

The Bank primarily serves Crawford County and surrounding counties in Illinois and Knox County and surrounding counties in Indiana. There are six commercial banks and one credit union, other than the Bank, which compete for deposits and loans in Crawford County.  In Vincennes, there are seven commercial banks and one credit union, other than the Bank, competing for deposits and loans.

Regulation

General.  The Company is a registered bank holding company, subject to broad federal regulation and oversight by the Board of Governors of the Federal Reserve Bank (“FRB”).  The Bank is a national bank, the deposits of which are federally insured and backed by the full faith and credit of the U.S. Government.  Accordingly, the Bank and the Company are subject to broad federal regulation and oversight extending to all their operations by the OCC, the Federal Deposit Insurance Corporation (“FDIC”) and the FRB.  The Bank is also a member of the FHLB of Chicago.  The Bank is a member of the Deposit Insurance Fund (the “DIF”) and the deposits of the Bank are insured up to applicable regulating limits by the FDIC.

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

•
Temporary Liquidity Guarantee Program (“TLGP”).  That program contained both a debt guarantee component, whereby the FDIC guaranteed until June 30, 2012, the senior unsecured debt issued by eligible financial institutions between October 14, 2008 and October 31, 2009 (although a limited, six-month emergency guarantee facility was established by the FDIC whereby certain participating entities could apply to the FDIC for permission to issue FDIC-guaranteed debt during the period from October 31, 2009 through April 30, 2010), and a transaction account guarantee component, whereby the FDIC will insure 100% of non-interest bearing deposit transaction accounts held at eligible financial institutions, such as payment processing accounts, payroll accounts and working capital accounts through December 31, 2010 (with the possibility of an additional extension until December 31, 2011 if the FDIC invokes its authority to so extend the program).  The Bank opted out of the debt guarantee component of the TLGP and thus did not pay any participation fees associated therewith. The Bank is, however, participating in the transaction account guarantee program and related extensions and will be required to pay to the FDIC fees in connection with such participation.

•
Temporary increase in deposit insurance coverage.  Pursuant to the EESA, the FDIC temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor.  The EESA provides that the basic deposit insurance limit will return to $100,000 after December 31, 2013 (although the increased coverage is permanent for certain retirement accounts, including IRAs).

•
Another recently implemented program intended to stabilize the nation’s banking system is the Term Asset-Backed Securities Loan Facility (the “TALF”) promulgated by the Board of Governors of the Federal Reserve System.  The program, which became operational in March 2009, is intended to increase credit availability and support economic activity by facilitating renewed issuance of consumer and small business asset-backed securities (“ABS”) and commercial mortgage-backed securities (“CMBS”).  Under TALF, the Federal Reserve Bank of New York will finance the purchase of eligible ABS and CMBS by investors that own eligible collateral so long as such investor maintains an account relationship with a primary dealer.  Generally, eligible ABS must be newly issued, highly rated ABS collateralized by student loans, auto loans, credit card loans, and loans guaranteed by the Small Business Administration.  Eligible CMBS must also meet certain requirements, including: (i) it must entitle its holders to payments of principal and interest throughout its remaining term, (ii) it must bear interest at a fixed pass-through rate or at a rate based on the weighted average of the underlying fixed mortgage rates, and (iii) it not be junior to other securities with claims on the same pool of loans.  Minimum loan sizes under the TALF will be $10 million and TALF loans will generally have a three year maturity.  Starting in June 2009, however, TALF loans secured by SBA Pool Certificates, SBA Development Company Participation Certificates, or ABS secured by student loans or commercial mortgages were permitted to have a five-year maturity if the borrower so elects.  The Federal Reserve intends to cease making new loans securitized by CMBS on June 30, 2010.  Loans secured by other collateral ceased on March 31, 2010.

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

On May 20, the U.S. Senate approved an extensive overhaul of the financial services industry by a vote of 59 to 39.  Four Republicans joined with 53 Democrats and 2 Independents to support the bill; 2 Democrats voted against the bill.  The bill is now being debated by a joint conference committee to be reconciled with a version of financial services reform that was passed by the U.S. House of Representatives in December.  The lengthy bill contains numerous provisions that will affect the financial services industry in ways both dramatic and subtle.  It cannot be predicted with any certainty as to when the joint conference committee will complete its work, what the final version of financial services regulatory reform will include, or if the provisions currently under consideration will pass both houses in congress and become law.

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

Pursuant to Section 302 of the Sarbanes-Oxley Act, the Company’s Chief Executive Officer and the Chief Financial Officer are required to certify that the Company’s quarterly and annual reports filed with the SEC fairly present, in all material respects, the operations and conditions of the Company.  In addition, as required by Section 404 of the Sarbanes-Oxley Act, management must make an assessment regarding the effect of internal controls on financial reporting and the Company’s external auditors must attest to such management assessment and reports.  The Company is considered a non-accelerated filer based on criteria established by the SEC, and accordingly, beginning with its annual report for the fiscal year ending March 31, 2008, the Company has been required to provide management’s assessment of the effectiveness of its internal control over financial reporting.  Management’s assessment for the fiscal year ending March 31, 2010 is included in Item 9A(T) below.  Because the Company is a smaller reporting company, its independent registered public accounting firm is not yet required to issue its attestation regarding the Company’s internal controls over financial reporting.

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

The Public-Private Partnership Investment Program for Legacy Assets. Announced by the FRB and the FDIC on March 23, 2009, this program consists of two plans (the Legacy Loan Program and the Legacy Securities Program) designed to assist insured depository institutions in the sale of certain assets.  The Company will not participate in either program.

The Homeowners Affordability and Stability Plan (“HASP”).   Announced in February, 2009, the HASP is a $75.0 billion dollar federal program providing for loan modifications targeted at borrowers who are at risk of foreclosure because their incomes are not sufficient to meet their mortgage payments.  It is anticipated that this program will have minimal impact on the Company.

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

During the year ended December 31, 2009, DIF assessments ranged from 7 basis points to 77.5 basis points for every $100 of qualified deposits after accounting for all possible adjustments.  The Bank qualified for the 12.02 basis point deposit insurance rate in 2009.  On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009.  The amount of the special assessment for any institution did not exceed 10 basis points times the institution’s assessment base for the second quarter 2009.  The special assessment was collected on September 30, 2009.  Moreover, on November 12, 2009, the FDIC announced that insured depository institutions would be required to prepay three years of deposit insurance premiums by calendar year end.  Under this rule, the prepaid amount was based upon an estimate of the institution’s assessment rate in effect on September 30, 2009, its third quarter 2009 assessment base, and an estimated increase in that assessment base.  Pursuant to this calculation, the Bank made a required payment equal to 12.69 basis points per $100 of assessable deposits to the FDIC in the amount of $ 774,000.  Finally, on June 22, 2010, the FDIC announced a uniform 3 basis point increase in FDIC insurance assessment rates effective January 1, 2011.  The FDIC stated that the increase in such premiums is necessary to restore the DIF’s reserve ratio to the statutorily required minimum of 1.15% during the first quarter of 2017.

The FDIC has indicated that the Bank’s annual assessment rate for 2010 will be 12.43 basis points per $100 of deposits.

FICO Assessments.  DIF-insured institutions are required to pay a quarterly Financing Corporation (FICO) assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance.  During the calendar year ended December 31, 2009, the FICO assessment rate for DIF members ranged between 1.02 basis points and 1.14 basis points.  The Bank’s FICO assessment expense for fiscal year ended March 31, 2010 was $15,000.  Management believes this expense will be comparable for the fiscal year ended March 31, 2011.

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

Prompt Corrective Action. The OCC is authorized and, under certain circumstances required, to take certain actions against national banks that fail to meet their capital requirements.  The OCC is generally required to take action to restrict the activities of an “undercapitalized institution” (generally defined to be one with less than either a 4% leveraged ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio).  Any such institution must submit a capital restoration plan and, until such plan is approved by the OCC, may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions.  The OCC is authorized to impose the additional restrictions that are applicable to significantly undercapitalized institutions.

Any national bank that fails to comply with its capital plan or is “significantly undercapitalized” (i.e., Tier 1 risk-based or leverage ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the bank.  A national bank that becomes “critically undercapitalized” (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized institutions.  In addition, the OCC must appoint a receiver (or conservator with the concurrence of the FDIC) for an institution, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.  Any undercapitalized institution is also subject to the general enforcement authority of the OCC, including the appointment of a conservator or a receiver.

The OCC is also generally authorized to reclassify a bank into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.  At March 31, 2010, the Bank was categorized as well capitalized under the OCC’s prompt corrective action regulations.

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

Federal Reserve System.

The FRB requires all depository institutions to maintain reserves at specified levels against their transaction accounts (primarily checking and NOW checking accounts).  At March 31, 2010, the Bank $1.5 million in reserve and had $172,000 in FRB stock, which was in compliance with these reserve requirements.

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

Federal Home Loan Bank System.

The Bank is a member of the FHLB of Chicago, which is one of 12 regional FHLBs, that administers the home financing credit function of savings institutions.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Agency (“FHFA”), an agency of the United States government.  All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.  In addition, all long-term advances are required to provide funds for residential home financing.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Chicago.  At March 31, 2010, the Bank had $836,000 in FHLB stock.  The Bank made a subsequent purchase of an additional $43,000 in FHLB stock on April 7, 2010, which was in compliance with the stock maintenance requirement.

The FHLB of Chicago entered into a cease-and-desist order (“Order”) with the Federal Housing Finance Board, the predecessor to the FHFA, its regulator, on October 10, 2007.  Dividends were suspended by the FHLB of Chicago at the end of the third quarter in 2007 and have not yet been reinstated as of the date of this filing.  Among other things, the Order provides that any proposed divided must first be approved by the FHFA.

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

Employees

At March 31, 2010, the Company and the Bank had a total of 55 full-time and 13 part-time employees. The Company’s and the Bank’s employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Recent Accounting Pronouncements –

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets”- an amendment of FASB Statement No. 140” which was codified into ASC Topic 860.  Topic 860 will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  Topic 860 also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures.  Topic 860 was effective as of the beginning of the Company’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The recognition and measurement provisions of Topic 860 shall be applied to transfers that occur on or after the effective date.  The Company will adopt Topic 860 on April 1, 2010, as required.  The impact of the adoption is not expected to be material.

In June, 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” which was codified into ASC Topic 810  Topic 810 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  Topic 810 will be effective as of the Company’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier adoption is prohibited.  The Company will adopt Topic 810 on April 1, 2010, as required.  The impact of the adoption is not expected to be material.

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

Despite signs that the nation as a whole is emerging from a recession environment, the national and global economic downturn has resulted in extreme levels of market volatility locally, nationally and internationally.  Factors such as consumer spending, business investment, government spending and inflation all affect the business and economic environment and, ultimately, the profitability of the Company.  In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, stock prices of financial institutions, like ours, have been negatively affected, as has our ability, if needed, to raise capital or borrow in the debt markets.  Dramatic declines in the housing market over the past three years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions.  These write-downs have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail.  This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally.  The resulting economic pressure on consumers and lack of confidence in the financial markets may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for loan losses.

As a result of the economic slowdown, there is a strong potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations.  A continued weak economy, negative developments in the financial services industry and the impact of new legislation, including that currently being finalized in the U.S. Congress, could adversely impact our operations, including our ability to originate or sell loans, and adversely impact our financial performance.

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

As a result of the recent global financial crisis, the potential exists for new federal or state laws and regulations regarding lending and funding practices and liquidity standards to be promulgated, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations.  Negative developments in the financial industry and credit markets, and the impact of new legislation in response to those developments, may negatively impact the Company’s operations by restricting our business operations, including our ability to originate or sell loans, and may adversely impact the Company’s financial performance.

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

Risks Related to the Company’s Stock

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

The Bank conducts its business through its main office and four branch offices, three of which are located in Crawford County, Illinois, and one of which is located in Knox County, Indiana.  The Bank owns its main office and branch offices.  The total net book value of the Bank’s premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at March 31, 2010 was approximately $4.0 million.  The following table sets forth information relating to the Bank’s offices as of March 31, 2010.

Location	Date Acquired	Total Approximate Square Footage	Net Book Value of Buildings and Improvements at March 31, 2010

Main Office:
501 East Main Street	1985	12,420	$1.2 million
Robinson, Illinois

Branch Offices:
119 East Grand Prairie	1995	1,800	237,000
Palestine, Illinois

102 West Main Street	1995	2,260	78,000
Oblong, Illinois

Outer East Main Street	1997	1,000	84,000
Oblong, Illinois

615 Kimmel Road	2008	2,612	540,000
Vincennes, Indiana

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, for the quarter ended March 31, 2010.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Pages 62 and 63 of the attached 2010 Annual Report to Stockholders are incorporated herein by reference.

PURCHASES OF EQUITY SECURITIES BY COMPANY (1)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/2010 – 1/31/2010	—	$—	—	12,160
2/1/2010 – 2/28/2010	—	—	—	12,160
3/1/2010– 3/31/2010	335	35.25	—	12,160
Total	335	$35.25	—	12,160
(1)           On July 23, 2009, the Board of Directors of the Company voted to approve the extension and expansion of the repurchase program of its equity stock approved on July 24, 2008.  The Company may repurchase up to 10,000 additional shares of the Company’s outstanding common stock in the open market or in negotiated private transactions from time to time when deemed appropriate by management. The increase represents approximately 2.5% of the Company’s issued and outstanding shares.  As of July 22, 2009, the Company had repurchased 22,782 shares of its common stock out of the 26,892 shares that had been previously authorized for repurchase leaving 4,110 remaining to be purchased.  As a result of these actions, the Company is currently authorized to repurchase 14,110 shares of common stock.  The program has been extended to August 2, 2010 or  the earlier of the completion of the repurchase of the 14,110 shares.   As of March 31, 2010 1,950 shares of the 14,110 have been purchased in the expanded program leaving 12,160 remaining to be purchased pursuant to this share repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA

Pages 3 and 4 of the attached 2010 Annual Report to Stockholders are incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pages 5 through 22 of the attached 2010 Annual Report to Stockholders are incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pages 18 through 20 of the attached 2010 Annual Report to Stockholders are incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information appearing in the Company’s Annual Report to Stockholders for the year ended March 31, 2010, is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13.

With the exception of the aforementioned information, the Company’s Annual Report to Stockholders for the year ended March 31, 2010 is not deemed filed as part of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ONACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.”  Based on the assessment, management determined that, as of March 31, 2010, the Company’s internal control over financial reporting is effective, based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management’s report in this annual report.  Our registered public accounting firm will be required to attest to the effectiveness of the Company’s internal control over financial reporting in our next annual report for the fiscal year ending March 31, 2011.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 22, 2010, a copy of which was filed with the SEC on June 25, 2010.

Executive Officers

Information concerning Executive Officers of the Company and the Bank is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 22, 2010, a copy of which was filed with the SEC on June 25, 2010.

Compliance with Section 16(A)

Information concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 22, 2010, a copy of which was filed with the SEC on June 25, 2010.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 22, 2010, a copy of which was filed with the SEC on June 25, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The Company does not currently maintain any equity compensation plans.

Additional information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 22, 2010, a copy of which was filed with the SEC on June 25, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 22, 2010, a copy of which was filed with the SEC on June 25, 2010.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accounting fees and services is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 22, 2010, a copy of which was filed with the SEC on June 25, 2010.

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

FIRST ROBINSON FINANCIAL CORPORATION

Date: June 25, 2010	By:	/s/ Rick L. Catt
Rick L. Catt, Director,
President and Chief Executive
Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Rick L. Catt	By:	/s/ Jamie E. McReynolds
	Rick L. Catt,		Jamie E. McReynolds,
	Director, President and Chief		Vice President, Chief Financial Officer
	Executive Officer (Principal Executive		and Secretary
	and Operating Officer)		(Chief Financial and Accounting Officer)

Date:	June 25, 2010	Date:	June 25, 2010

By:	/s/ Scott F. Pulliam	By:	/s/ J. Douglas Goodwine
	Scott F. Pulliam,		J. Douglas Goodwine,
	Director		Director

Date:	June 25, 2010	Date:	June 25, 2010

By:	/s/ Robin E. Guyer	By:	/s/ Steven E. Neeley
	Robin E. Guyer,		Steven E. Neeley,
	Director		Director

Date:	June 25, 2010	Date:	June 25, 2010

By:	/s/ William K. Thomas
William K. Thomas,
Director

Date:	June 25, 2010