Form 10-Q
period 2010-06-30
FIRST ROBINSON FINANCIAL CORP
filed 2010-08-13
CIK 1035991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  428,704 shares of common stock, par value $.01 per share, as of August 12, 2010.

FIRST ROBINSON FINANCIAL CORPORATION
Index to Form 10-Q

Item 1:
FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	(Unaudited)
	June 30, 2010	March 31, 2010

ASSETS

Cash and cash equivalents	$7,733	$6,562
Interest-bearing deposits	3,304	3,475
Federal funds sold	6,585	7,852
Cash and cash equivalents	17,622	17,889
Available-for-sale securities	53,227	55,399
Loans, held for sale	456	88
Loans, net of allowance for loan losses of $1,044 and $973 at June 30, 2010 and March 31, 2010, respectively	108,010	100,063
Federal Reserve and Federal Home Loan Bank stock	1,051	1,008
Premises and equipment, net	3,925	4,018
Foreclosed assets held for sale, net	28	52
Interest receivable	852	906
Prepaid income taxes	166	380
Cash surrender value of life insurance	1,517	1,504
Other assets	1,641	1,682

Total Assets	$188,495	$182,989

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$151,221	$149,312
Other borrowings	20,388	17,621
Short-term borrowings	2,300	1,700
Advances from borrowers for taxes and insurance	275	196
Deferred income taxes	881	779
Interest payable	204	251
Other liabilities	1,092	1,085
Total Liabilities	176,361	170,944

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock, $.01 par value; authorized 500,000 shares, no shares issued and outstanding	—	—
Common stock, $ .01 par value; authorized 2,000,000 shares; 859,625 shares issued; outstanding June 30, 2010– 428,794 shares; March 31, 2010 – 433,198 shares	9	9
Additional paid-in capital	8,783	8,783
Retained earnings	10,233	10,182
Accumulated other comprehensive income	1,154	976
Treasury stock, at cost
Common: June 30, 2010 – 430,831 shares; March 31, 2010 – 426,427 shares	(8,045)	(7,905)

Total Stockholders’ Equity	12,134	12,045

Total Liabilities and Stockholders’ Equity	$188,495	$182,989

See Notes to Condensed Consolidated Financial Statements

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three-Month Periods Ended June 30, 2010 and 2009
(In thousands, except per share data)
(Unaudited)

	2010	2009
Interest and Dividend Income:
Loans	$1,537	$1,347
Securities:
Taxable	450	567
Tax-exempt	29	38
Other interest income	5	4
Dividends on Federal Reserve Bank stock	3	3
Total Interest and Dividend Income	2,024	1,959

Interest Expense:
Deposits	621	922
Other and short-term borrowings	24	10
Total Interest Expense	645	932

Net Interest Income	1,379	1,027

Provision for Loan Losses	45	45

Net Interest Income After Provision for Loan Losses	1,334	982

Non-Interest Income:
Charges and fees on deposit accounts	249	220
Charges and other fees on loans	90	100
Net gain on sale of loans	135	127
Net gain on sale of foreclosed assets	17	—
Net gain on sale of equipment	4	—
Net realized gain on sale of investments	—	101
Other	137	118
Total Non-Interest Income	632	666

Non-Interest Expense:
Compensation and employee benefits	739	650
Occupancy and equipment	168	184
Data processing	70	60
Audit, legal and other professional	65	85
Advertising	62	102
Telephone and postage	43	54
FDIC insurance	52	131
Other	148	158
Total Non-Interest Expense	1,347	1,424

Income Before Income Taxes	619	224

Provision For Income Taxes	203	60

Net Income	$416	$164

Basic Earnings Per Share	$1.01	$0.39
Diluted Earnings Per Share	$0.97	$0.38

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three-Months Ended June 30, 2010 and 2009
(In thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other			Comprehensive
	Common Stock		Paid-in	Retained	Comprehensive	Treasury		Income
	Shares	Amount	Capital	Earnings	Income	Stock	Total	(Loss)

Balance, April 1, 2009	435,232	$9	$8,791	$10,560	$782	$(7,835)	$12,307

Comprehensive income
Net income				164			164	164
Unrealized depreciation on available-for-sale securities, net of taxes of $(135)								(242)
Less reclassification adjustment for realized gains included in income net of taxes $34								67
Total unrealized depreciation on available-for-sale securities, net of taxes of $(169)					(309)		(309)	(309)

Total comprehensive loss								(145)

Treasury shares purchased	(84)					(3)	(3)
Dividends on common stock, $0.80 per share				(348)			(348)
Incentive compensation			(5)				(5)

Balance, June 30, 2009	435,148	$9	$8,786	$10,376	$473	$(7,838)	$11,806

Balance, April 1, 2010	433,198	$9	$8,783	$10,182	$976	$(7,905)	$12,045

Comprehensive loss
Net income				416			416	416
Change in unrealized appreciation on available-for-sale securities, net of taxes of $113					178		178	178
Total comprehensive income								594

Treasury shares purchased	(4,404)					(140)	(140)
Dividends on common stock, $0.85 per share				(365)			(365)

Balance, June 30, 2010	428,794	$9	$8,783	$10,233	$1,154	$(8,045)	$12,134

See Notes to Condensed Consolidated Financial Statements

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three-Months Ended June 30, 2010 and 2009
(In thousands)
(Unaudited)

	2010	2009
Cash flows from operating activities:
Net income	$416	$164
Items not requiring (providing) cash
Depreciation and amortization	77	75
Provision for loan losses	45	45
Amortization of premiums and discounts on securities	66	24
Amortization of loan servicing rights	28	115
Deferred income taxes	(11)	(8)
Originations of mortgage loans held for sale	(6,697)	(13,632)
Proceeds from the sale of mortgage loans	6,464	13,622
Net gain on loans sold	(135)	(127)
Net gain on sale of foreclosed property	(17)	—
Net gain on sale of equipment	(4)	—
Net realized gain on sale of securities	—	(101)
Cash surrender value of life insurance	(13)	(13)
Changes in:
Interest receivable	54	(6)
Other assets	10	(249)
Interest payable	(47)	26
Other liabilities	7	123
Income taxes, prepaid	214	68

Net cash provided by operating activities	457	126

Cash flows from investing activities:
Purchase of available-for-sale securities	(1,007)	(26,983)
Proceeds from maturities of available-for-sale securities	1,150	330
Proceeds from sales of available-for-sale securities	—	10,440
Repayment of principal on mortgage-backed securities	2,254	3,285
Purchase of Federal Home Loan Bank stock	(43)	(195)
Net change in loans	(7,992)	(4,367)
Purchase of premises and equipment	(1)	(82)
Proceeds from sale of equipment	24	—
Proceeds from sale of foreclosed assets	41	—

Net cash used in investing activities	(5,574)	(17,572)

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For The Three-Months Ended June 30, 2010 and 2009
(In thousands)
(Unaudited)

	2010	2009

Cash flows from financing activities:
Net increase in deposits	$1,909	$4,034
Proceeds from other borrowings	28,385	26,172
Repayment of other borrowings	(25,618)	(19,762)
Net change in from short-term borrowings	600	400
Purchase of incentive plan shares	—	(5)
Purchase of treasury stock	(140)	(3)
Dividends paid	(365)	(348)
Net increase in advances from borrowers for taxes and insurance	79	61

Net cash provided by financing activities	4,850	10,549

Decrease in cash and cash equivalents	(267)	(6,897)

Cash and cash equivalents at beginning of period	17,889	13,709

Cash and cash equivalents at end of period	$17,622	$6,812

Supplemental Cash Flows Information:

Interest paid	$692	$906

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The condensed consolidated financial statements include the accounts of First Robinson Financial Corporation (the “Company”) and its wholly owned subsidiary, First Robinson Savings Bank, National Association (the “Bank”).  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission.  The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on  Form 10-Q and Article 8-03 of Regulation of S-X.  Accordingly, they do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in stockholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management of the Company, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at June 30, 2010, the results of its operations for the three month periods ended June 30, 2010 and 2009, the changes in stockholders’ equity for the three month periods ended June 30, 2010 and 2009, and cash flows for the three month periods ended June 30, 2010 and 2009.  The results of operations for those months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

The Condensed Consolidated Balance Sheet of the Company, as of March 31, 2010, has been derived from the audited Consolidated Balance Sheet for the Company as of that date.

2.	Newly Adopted and Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,”  which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables.  The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan losses receivables.  Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable.  Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required.  The dislcosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance.  ASU 2010-20 is effective for interim and annual reporting periods after December 31, 2010.  Adoption of this update should not have a material effect on the Company’s financial statements.

In January 2010, the FASB issued ASU No. Topic 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.”  ASU 2010-06 amends the fair value disclosure guidance.  The amendments include new disclosures and changes to clarify existing disclosure requirements. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements of Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Adoption of this update did not have a material impact on the Company’s financial statements.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheet at June 30, 2010 and March 31, 2010.

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

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the FASB  ASC No. 820 hierarchy in which the fair value measurements fall as of June 30, 2010 and March 31, 2010 (in thousands):

	Carrying value at June 30, 2010
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government sponsored enterprises (GSE)	$14,042	$—	$14,042	$—
Mortgage-backed, GSE residential	34,457	—	34,457	—
State and political subdivisions	4,728	—	4,728	—
Total available-for-sale securities	$53,227	$—	$53,227	$—

	Carrying value at March 31, 2010
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government sponsored enterprises (GSE)	$15,191	$—	$15,191	$—
Mortgage-backed, GSE residential	36,472	—	36,472	—
State and political subdivisions	3,736	—	3,736	—
Total available-for-sale securities	$55,399	$—	$55,399	$—

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

Impaired Loans (Collateral Dependent)

Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with the provisions of FASB ASC No. 310-10-45 (“ASC 310-45”) “Accounting by Creditors for Impairment of a Loan.” Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans.

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

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Foreclosed Assets Held for Sale

Fair value of foreclsoed assets held for sale is based on market prices determined by appraisals less discounts for costs to sell.  Foreclosed assets held for sale are classified within Level 2 of the valuation hierarchy.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the FASB ASC No. 820 fair value hierarchy in which the fair value measurements fall at June 30, 2010 and  March 31, 2010:

Carrying value at June 30, 2010
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$194	$—	$—	$194

		Carrying value at March 31, 2010
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$66	$—	$—	$66
Motgage servicing rights	422	—	—	422
Foreclosed assets held for sale, net	52	—	52	—

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

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	June 30, 2010		March 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$7,733	$7,733	$6,562	$6,562
Interest-bearing deposits	3,304	3,304	3,475	3,475
Federal funds sold	6,585	6,585	7,852	7,852
Available-for-sale securities	53,227	53,227	55,399	55,399
Loans held for sale	456	456	88	88
Loans, net of allowance for loan losses	108,010	109,327	100,063	101,214
Federal Reserve and Federal Home Loan Bank stock	1,051	1,051	1,008	1,008
Interest receivable	852	852	906	906

Financial liabilities
Deposits	151,221	144,441	149,312	139,318
Other borrowings	20,388	20,399	17,621	17,630
Short-term borrowings	2,300	2,300	1,700	1,700
Advances from borrowers for taxes and insurance	275	275	196	196
Interest payable	204	204	251	251

Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

4.	Federal Home Loan Bank Stock

The Company owns approximately $879,000 of Federal Home Loan Bank of Chicago (“FHLB”) stock.  During the third quarter of 2007, the FHLB of Chicago received a Cease and Desist Order from its regulator, the Federal Housing Finance Board.  The order generally prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board.  The FHLB will continue to provide liquidity and funding through advances.  With regard to dividends, which have not been declared since July 24, 2007, the FHLB will continue to assess its dividend capacity each quarter and make appropriate requests for approval.  Management performed an analysis and deemed the Company’s cost method investment in FHLB stock to be recoverable as of June 30, 2010.

5.	Authorized Share Repurchase Program

On July 23, 2009, the Board of Directors of the Company voted to approve the extension and expansion of the repurchase program of its equity stock approved on July 24, 2008.  The Company could repurchase up to 10,000 additional shares of the Company’s outstanding common stock in the open market or in negotiated private transactions from time to time when deemed appropriate by management. The increase represented approximately 2.5% of the Company’s issued and outstanding shares.  As of July 22, 2009, the Company had repurchased 22,782 shares of its common stock out of the 26,892 shares that had been previously authorized for repurchase leaving 4,110 remaining to be purchased.  As a result of these combined actions, the Company was authorized to repurchase 14,110 shares of common stock.  The program was extended to August 2, 2010 or  the earlier of the completion of the repurchase of the 14,110 shares.  The program expired August 2, 2010 after purchasing 6,444 of the authorized 14,110 shares.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Investment Securities

The amortized cost and approximate fair values of available-for-sale securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
		(In thousands)
June 30, 2010
U.S. government sponsored enterprises (GSE)	$13,669	$373	$—	$14,042
Mortgage-backed securities, GSE, residential	33,028	1,430	1	34,457
State and political subdivisions	4,644	90	6	4,728

	$51,341	$1,893	$7	$53,227
March 31, 2010
U.S. government sponsored enterprises (GSE)	$14,852	$339	$—	$15,191
Mortgage-backed securities, GSE residential	35,308	1,186	22	36,472
State and political subdivisions	3,644	96	4	3,736

	$53,804	$1,621	$26	$55,399

The amortized cost and fair value of available-for-sale securities at June 30, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)

Within one year	$6,327	$6,430
One to five years	10,823	11,156
Five to ten years	1,163	1,184

	18,313	18,770
Mortgage-backed securities	33,028	34,457

Totals	$51,341	$53,227

There were no sales of investment securities during the three months ended June 30, 2010. Proceeds from the sale of investment securities available-for-sale during the three-months ended June 30, 2009 were $10,440,000.  Gross gains of $107,000 and gross losses of $6,000 were realized on the sales for the three-months ended June 30, 2009.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows our investments’ gross unrealized losses and fair value (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010 and March 31, 2010.  At June 30, 2010, the Company does not hold any security that it considers other-than-temporarily impaired.

Description of Securities	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of June 30, 2010
Mortgage-backed securities, GSE, residential	$555	$1	$—	$—	$555	$1
State and political subdivisions	300	4	227	2	527	6

Total temporarily impaired securities	$855	$5	$227	$2	$1,082	$7

As of March 31, 2010
Mortgage-backed securities, GSE, residential	$2,712	$22	$—	$—	$2,712	$22
State and political subdivisions	303	2	227	2	530	4

Total temporarily impaired securities	$3,015	$24	$227	$2	$3,242	$26

There are 4 securities in an unrealized loss position in the investment portfolio at June 30, 2010, all due to interest rate changes and not credit events.  These unrealized losses are considered temporary and, therefore, have not been recognized into income, because the issuers are of high credit quality and management has the ability and intent to hold for the foreseeable future.  The fair value is expected to recover as the investments approach their maturity date or there is a downward shift in interest rates.  All mortgage-backed securities in the portfolio are residential properties.

7.	Accumulated Other Comprehensive Income

Other comprehensive income components and related taxes were as follows  at June 30:

	2010	2009
	(In thousands)

Unrealized gains (losses) on available-for-sale securities	$291	$(377)
Less reclassification adjustment for realized gains included in income	—	101

Other comprehensive income (loss), before tax effect	291	(276)
Less tax expense	113	169

Other comprehensive income (loss) related to available-for-sale securities	$178	$(309)

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows  at June 30:

	2010	2009
	(In thousands)

Net unrealized gain on securities available for sale	$1,886	$774
Tax effect	(732)	(301)

Net-of-tax amount	$1,154	$473

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Lines of Credit

The Company’s $2.5 million revolving line of credit note payable matures September 30, 2010.  The balance of the revolving line of credit was $2,300,000 and $1,700,000 as of June 30, 2010 and March 31, 2010, respectively.  The note bears interest at the prime commercial rate with a floor of 3.50% which was the rate on June 30, 2010 and is secured by 100% of the stock of the Bank.  When the note matures, the Company intends to renew the line of credit and reduce the debt by at least 10% of the outstanding  balance.

The Bank maintains a $5,000,000 revolving line of credit, of which none was outstanding at June 30, 2010 and March 31, 2010, with an unaffiliated financial institution. The line bears interest at the federal funds rate of the financial institution (1.15% at June 30, 2010), has an open-end maturity and is unsecured if used for less than thirty (30) consecutive days.

The Bank has also established borrowing capabilities at the Federal Reserve Bank of St. Louis discount window. Investment securities of $3,000,000 have been pledged as collateral.  As of  June 30, 2010 and March 31, 2010 no amounts were outstanding.   The primary credit borrowing rate at June 30, 2010 was 0.50%, has a term of up to 90 days, and has no restrictions on use of the funds borrowed.

9.	Other Borrowings

Other borrowings included the following at June 30:

	2010	2009
	(In thousands)

Securities sold under repurchase agreements	$20,388	$16,324

Securities sold under agreements to repurchase consist of obligations of the Company to other parties.  The obligations are secured by investments and such collateral is held by the Company in safekeeping at a correspondent bank.  The maximum amount of outstanding agreements at any month end during the three months ending June 30, 2010 and 2009 totaled $20,388,000 and $16,324,000, respectively, and the monthly average of such agreements totaled $19,212,000 and $15,859,000 for the three months ending June 30, 2010 and 2009, respectively. The average rates on the agreements during the three months ending June 30, 2010 and 2009 were 0.15% and 0.27%, respectively.  The agreements at June 30, 2010, mature periodically within 24 months.

The Company has a repurchase agreement with one customer with an outstanding balance of $13.8 million at June 30, 2010.  The repurchase agreement matures daily.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Earnings Per Share for the Three-Month Periods

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share gives effect to the increase in the average shares outstanding resulting from the exercise of dilutive stock options and the effect of the incentive plan shares.  As of June 30, 2010 and 2009, all outstanding options had been exercised.  Therefore, there is no dilutive effect with regards to options for the earnings per share calculation for the three month periods ended June 30, 2010 or 2009.  The components of basic and diluted earnings per share for the three months ended June 30, 2010 and 2009 were computed as follows (dollar amounts in thousands except share data):

		Weighted
		Average	Per Share
	Income	Shares	Amount

For the Three-Months Ended June 30, 2010:

Basic Earnings per Share:
Income available to common stockholders	$416	414,071	$1.01

Effect of Dilutive Securities:
Incentive plan shares		15,870

Diluted Earnings per Share:
Income available to common stockholders	$416	429,941	$0.97

For the Three-Months Ended June 30, 2009:

Basic Earnings per Share:
Income available to common stockholders	$164	419,264	$0.39

Effect of Dilutive Securities:
Incentive plan shares		15,897

Diluted Earnings per Share:
Income available for common stockholders	$164	435,161	$0.38

Item  2:
FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of the Company.  The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes thereto.

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

Overview and Recent Developments

The Company is the holding company for First Robinson Savings Bank, National Association (the “Bank”). The Company is headquartered in Robinson, Illinois and operates three full service banking offices and one drive-up facility in Crawford County, Illinois and one full service banking office in Knox County, Indiana.  Assets grew $5.5 million, or 3.0%, from $183.0 million at March 31, 2010 to $188.5 million at June 30, 2010.  See “Financial Condition” for more information. The Company is reporting net income of $416,000 for the three month period ending June 30, 2010, versus net income of $164,000 in the same period of 2009.  See “Results of Operations” for further information. Basic and diluted earnings per share for the three month period were $1.01 and $0.97, respectively, per share for the three-months ended June 30, 2010 compared to basic earnings per share of $0.39 and diluted earnings per share of $0.38 for the three-months ended June 30, 2009. Diluted earnings per share reflect incentive plan shares and the potential dilutive impact of stock options granted under the stock option plan and the effect of the incentive plan shares.  We continue to maintain a strong presence in the community and are one of the few independent community banks in our primary market area.  To visit First Robinson Savings Bank on the web, go to  www.frsb.net.

In response to the current national and international economic recession and to strengthen supervision of financial institutions and systemically important nonbank financial companies, Congress and the U.S. government have taken a variety of actions including the passage of legislation and the implementation of certain programs.  By far, the most significant of these was the passage, on July 21, 2010, into law, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”).  The Act represents the most comprehensive change to banking laws since the Great Depression of the 1930’s, and mandates change in several key areas: regulation and compliance (both with respect to financial institutions and systemically important nonbank financial companies), securities regulation, executive compensation, regulation of derivatives, corporate governance, and consumer protection.  While these changes in the law will have a major impact on large institutions, even relatively smaller institutions such as ours will be affected.

In this respect, it is noteworthy that preemptive rights heretofore granted to national banking associations by the OCC under the National Bank Act, and to federal savings banks by the Office of Thrift Supervision (which will be merged into the OCC) under the Home Owners Loan Act, will be diminished with repsect to consumer financial laws and regulations.  Thus, Congress has authorized states to enact their own substantive protections and to allow state attorneys general to initiate civil actions to enforce federal consumer protections.  In this respect the Company will be subject to regulation by a new consumer protection bureau housed within the Federal Reserve, known as the Bureau of Consumer Financial Protection.  The Bureau will consolidate enforcement currently undertaken by myriad financial regulatory agencies, and will have substantial power to define the rights of consumers and responsibilities of providers, including the Company.  In addition, and among many other legislative changes that the Company will assess, the Company will (1) experience a new assessment model from the FDIC based on assets, not deposits, (2) be required to retain some credit risk for certain mortgages it sells into secondary markets via asset backed securities, (3) be subject to enhanced executive compensation and corporate governance requirements, and (4) be able, for the first time (and perhaps competitively compelled) to offer interest on business transaction and other accounts.

The extent to which the new legislation and existing and planned governmental initiatives hereunder will succeed in ameliorating tight credit conditions or otherwise result in an improvement in the national economy is uncertain.  In addition, because most of the component parts of the new legislation will be subject to intensive agency rulemaking and subsequent public comment over the next six to 18 months prior to eventual implementation, it will be difficult to predict the ultimate effect of the Act on the Company at this time.  It is not unlikely, however, that the Company’s expenses will increase as a result of new compliance requirements.

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

The following table sets forth the Company’s loan delinquencies by type, by amount and by percentage of type at June 30, 2010.

	Loans Delinquent For:
	30-89 Days(1)			90 Days and Over(1)			Nonaccrual			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
Real Estate:
One- to four-family	5	$88	0.18%	—	—	—	5	$145	0.31%	10	$233	0.49%
Commercial and agriculture	—	—	—	—	—	—	1	32	0.15	1	32	0.15
State and Municipal Government	2	92	5.26	—	—	—	—	—	—	2	92	5.26
Consumer and other loans	11	46	0.38	1	2	0.02	1	18	0.15	13	66	0.55%
Commercial business and agricultural finance	4	575	3.01	—	—	—	2	13	0.07	6	588	3.08%

Total	22	$801	0.72%	1	2	0.02	9	$208	0.19%	32	$1,011	0.93%

(1)	Loans are still accruing.

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

	June 30,	March 31,	June 30,
	2010	2010	2009
	(In thousands)
Non-accruing loans:
One- to four-family	$145	$85	$182
Commercial and agriculture real estate	32	32	—
Consumer and other loans	18	5	7
Commercial business and agricultural finance	13	13	27
Total	208	135	216

Foreclosed/Repossessed assets:
One- to four-family	28	52	46
Consumer vehicle	4	—	—
Total	32	52	46

Total non-performing assets	$240	$187	$262
Total as a percentage of total assets	0.13%	0.10%	0.15%

Gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $4,000 for the three months ended June 30, 2010 and $3,000 for the three months ended June 30, 2009.

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

In connection with the filing of its periodic reports with the OCC and in accordance with its classification of assets policy, the Company regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations.  On the basis of management’s review of its assets, at June 30, 2010, the Company had classified a total of $1,592,000 of its assets as substandard and $210,000 as doubtful.  At June 30, 2010, total classified assets comprised $1,802,000, or 14.8% of the Company’s capital, and 1.0% of the Company’s total assets.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Other Loans of Concern.  As of June 30, 2010, there were $3.2 million in loans identified, but not classified, by the Company with respect to which known information about the possible credit problems of the borrowers or the cash flows of the business have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

Real estate properties acquired through foreclosure are recorded at the fair value minus 20% of the fair value if the property is appraised at $50,000 or less.  If the property is appraised at greater than $50,000, then the property is recorded at the fair value less 10% of the fair value.  If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer.  Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations.  At June 30, 2010, the Bank had one real estate property acquired through foreclosure.  The property is listed for sale.

Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination.  Future additions to the Company’s allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance.  In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank’s operations.  Such agencies may require the Bank to increase the Bank’s allowance for loan losses, increase classified assets, or take other actions that could significantly affect the Company’s earnings based upon their judgment of the information available to them at the time of their examination.  At June 30, 2010, the Company had a total allowance for loan losses of $1,044,000, representing 0.96% of the Company’s loans, net.   At March 31, 2010, the Company’s total allowance for loan losses to the Company’s loans, net was at 0.97%.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

The distribution of the Company’s allowance for losses on loans at the dates indicated is summarized as follows:

	June 30, 2010			March 31, 2010
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

One- to four-family including loans held for sale	$93	$47,345	42.54%	$72	$46,554	45.10%
Multi-family	—	3,496	3.14	—	2,780	2.69
Commercial and agricultural real estate	620	21,619	19.42	593	18,155	17.59
Construction or development	—	5,911	5.31	—	5,130	4.97
Consumer and other loans.	34	12,061	10.84	29	9,834	9.53
State and municipal governments	—	1,750	1.57	—	1,885	1.83
Commercial business and agricultural finance	297	19,126	17.18	279	18,883	18.29

Gross Loans		111,308	100.00%		103,221	100.00%
Unallocated	—			—
Deferred loan fees		(6)			(4)
Prepaid loan fees		23			—
Undisbursed portion of loans		(1,815)			(2,093)
Total	$1,044	$109,510		$973	$101,124

The following table sets forth an analysis of the Company’s allowance for loan losses.

	Three Months Ended June 30,
	2010	2009
	(In thousands)

Balance at beginning of period	$973	$780

Charge-offs:
Consumer and other loans	10	6
Total	10	6

Recoveries:
Commercial real estate	24	—
Consumer and other loans	12	6
Total	36	6

Net charge-offs (recoveries)	(26)	—
Additions charged to operations	45	45

Balance at end of period	$1,044	$825

Ratio of net charge-offs (recoveries) during the period to average loans outstanding during the period	(0.02)%	0.00%

Ratio of net charge-offs (recoveries) during the period to average non-performing assets	(11.86)%	0.00%

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Financial Condition
June 30, 2010 Compared to March 31, 2010

Total assets of the Company increased by $5.5 million, or 3.0%, to $188.5 million at June 30, 2010 from $183.0 million at March 31, 2010. The increase in assets was primarily due to an increase of $8.3 million, or 8.3%, loans receivable, net, offset by a decrease of $2.2 million, or 3.9%, in available for sale securities.

Available-for-sale securities decreased to $53.2 million at June 30, 2010 compared to $55.4 million at March 31, 2010, a $2.2 million decrease. The decrease resulted from the maturity of $1.1 million in available-for-sale securities, the repayment of $2.3 million in mortgage-backed securities and the amortization of $66,000 of premiums and discounts on investments, offset by, the purchase of $1.0 million of available-for-sale securities, and the increase of $291,000 in the market valuation of the available-for-sale portfolio. The investment portfolio is managed to limit the Company's exposure to risk by investing primarily in mortgage-backed securities and other  securities  which are either  directly or indirectly backed by the federal government or a local municipal government.

The Company's net loan portfolio including loans held for sale increased by $8.3 million to $108.5 million at June 30, 2010 from $100.2 million at March 31, 2010. Loans on one- to four-family real estate, including one- to four-family loans held for sale, increased by $791,000, or 1.7%; commercial nonresidential real estate and farmland loans increased by $3.5 million, or 19.1%; construction and development loans increased by $781,000, or 15.2%; consumer and other loans increased by $2.2 million, or 22.6%; loans on multi-family properties increased by $716,000, or 25.8%, and  loans in commercial business and agricultural finance  increase by $243,000, or 1.3%.  These increases were offset, in part, by the decrease in loans to state and municpal governments by $135,000, or 7.2%.  The increase in commercial real estate can be contributed to the Vincennes area where there are more opportunities for this type of lending.

At June 30, 2010, the allowance for loan losses was $1,044,000, or 0.96% of the net loan portfolio, an increase of $71,000 from the allowance for loan losses at March 31, 2010 of $973,000, or 0.97% of the net loan portfolio. During the three-months ended June 30, 2010, the Company charged off $10,000 of loan losses, all from consumer and other loans.  The charge offs were more than offset by recoveries of $24,000 in non-residential commercial property and $12,000 in consumer and other loans. Management reviews the adequacy of the allowance for loan losses quarterly, and believes that its allowance is adequate; however, the Company cannot assure that future chargeoffs and/or provisions will not be necessary.  See “Asset Quality” for further information on delinquencies.

The Company had one foreclosed real estate property held for sale at June 30, 2010. Foreclosed assets are carried at lower of cost or fair value.  When foreclosed assets are acquired, any required adjustment is charged to allowance for loan losses.  All subsequent activity is included in current operations.

Total deposits increased by $1.9 million, or 1.3%, to $151.2 million at June 30, 2010 from $149.3 million at March 31, 2010. The increase in total deposits was due to an increase of  $2.5 million in savings, NOW, and money market accounts, offset by the decrease of $277,000 in certificates of deposit and the decrease of $266,000 in non-interest bearing demand deposits.

Other borrowings, consisting entirely of repurchase agreements, increased $2.8 million, or 15.7% from $17.6 million at March 31, 2010 to $20.4 million at June 30, 2010. The obligations are secured by mortgage-backed securities and US Government agency obligations.  At June 30, 2010, the average rate on the repurchase agreements was 0.18% compared to 0.14% at March 31, 2010.  The rate on approximately $19.9 million of the repurchase agreements reprice daily.  All agreements  mature periodically within 24 months.

The short-term borrowing consists of the Company’s revolving line of credit note payable with an unaffiliated financial institution that matures September 30, 2010.  The balance of the revolving line of credit was $2.3 million and $1.7 million as of June 30, 2010 and March 31, 2010, respectively.  The note bears interest at the prime commercial rate with a floor of 3.50% which was the rate on June 30, 2010 and is secured by stock in the Bank.

Stockholders' equity at June 30, 2010 was $12.1 million compared to $12.0 million at March 31, 2010, an increase of $89,000, or 0.7%.  Factors relating to the increase in stockholders’ equity can be attributed primarily to the addition of $416,000 of net income, offset by the payment of $365,000 in dividends and the increase of $178,000 in accumulated other comprehensive income due to the increase in the fair value of securities available for sale. These increases were offset by the addition of $140,000 in treasury stock relating to the purchase of 4,404 shares.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Results of Operations
Comparison of Operating Results for the Three Months Ended June 30, 2010 and 2009

Net Income

The Company earned $416,000 for the three month period ending June 30, 2010, versus $164,000 in the same period of 2009, an increase of 153.7%. Earnings for the three months ended June 30, 2010 were positively impacted by a $352,000, or 35.8%, increase in net-interest income after provision and the decrease of $77,000, or 5.4%, in non-interest expense which were offset by a decrease of $34,000, or 5.1%, in non-interest income and an increase of $143,000, or 238.3%, in income tax provision when compared to the prior year. Basic earnings per share for the June 30, 2010 three month period were $1.01 per share versus $0.39 per share for the same period of 2009.  Diluted earnings per share reflect incentive plan shares and the potential dilutive impact of stock options granted under the stock option plan.  Diluted earnings per share for the three months ending June 30, 2010 and June 30, 2009 were $0.97 and $0.38 per share, respectively.

Net Interest Income

For the three-month period ended June 30, 2010, net interest income totaled $1,379,000, an increase of 34.3%, or $352,000, compared to the same period of 2009. The increase in the three-month period ended June 30, 2010 versus the comparable period of 2009 was due to a decrease of $287,000, or 31.0%, in total interest expense and the increase of $65,000, or 3.3%, in total interest income.  The increase of $190,000, or 14.1%, in interest income from loans receivable was offset by the decrease of $117,000, or 20.6%, in interest income on taxable securities and the decrease of $9,000, or 23.7%, from tax-exempt securities. The decrease in total interest expense is due to the decrease of  $301,000, or 32.6%, in interest expense on deposits, offset by the increase of $14,000, or 140.0%, in interest expense on other borrowings for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

 For the three-months ended June 30, 2010 total average interest earning assets increased by $10.6 million, or 6.7%, to $168.6 million as of June 30, 2010 from $158.0 million as of June 30, 2009.  The yield on the earning assets decreased by 16 basis points when comparing the three months ended June 30, 2010 to the same period in 2009.  Total average interest bearing liabilities for the three months ended June 30, 2010 were $156.9 million compared to $108.9 million as of June 30, 2009, an increase of $48.0 million, or 44.0%.   The cost on the average interest bearing liabilities decreased by 92 basis points.  For the three-month period ended June 30, 2010, the net interest spread increased 76 basis points to 3.16% versus 2.40% in the comparable period of 2009.  The increase in the net interest spread can be partially attributed to the 100 basis point decrease, in August 2009, on the interest rate paid on our special NOW account product.

Interest income on loans receivable increased $190,000 to $1,537,000 for the quarter ended June 30, 2010 from $1,347,000 for the quarter ended June 30, 2009 due to the average balance on loans for the quarter ended June 30, 2010 increasing $18.2 million, or 21.0%, to $104.9 million, versus $86.6 million for the same period of 2009.  During the same period, the yield on loans decreased 36 basis points to 5.86% from 6.22% for the June 30, 2010 quarter compared to the June 30, 2009 quarter.  The 36 point basis decrease primarily reflected the low interest rate environment.

Interest income on taxable securities decreased $117,000 to $450,000 for the quarter ended June 30, 2010 from $567,000 for the quarter ended June 30, 2009.  The decrease was derived from a decrease of $125,000 in interest income from mortgage-backed securities offset by an increase of $8,000 in interest income from investment securities.  The increase in investment security interest income was due to the average balance of investment securities increasing $1.2 million from $13.4 million as of June 30, 2009 to $14.6 million at June 30, 2010 and a 3 basis point increase in the average yield from 2.57% as of June 30, 2009 to 2.60% as of June 30, 2010.  The decrease in interest income from mortgage-backed securities can be attributed to the decrease of $5.9 million in the average balance of mortgage-backed securities from $40.3 million as of June 30, 2009 to $34.4 million as of June 30, 2010 and the decrease of 64 basis points in the average yield from 4.78% as of June 30, 2009 to 4.14% as of June 30, 2010.  The average yield has been affected by accelerated premium amortization resulting from higher national prepayment speeds on mortgage-backed securities.  During the quarter ended June 30, 2009, $20,000 in premiums were amortized as compared to $45,000 in premium amortization for the three months ended June 30, 2010.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Interest income on tax-exempt securities decreased $9,000 when comparing the three months ended June 30, 2010 to the same period in the prior year.  The average balance on tax-exempt securities decreased by $500,000 from $4.8 million as of June 30, 2009 compared to $4.3 million as of June 30, 2010.  The average yield on tax-exempt securities decreased 13 basis points from 3.22% as of June 30, 2009 to 3.09% as of June 30, 2010.  The average yield does not reflect the benefit of the higher tax-equivalent yield attributed to municipal securities, which is reflected in income tax expense.

Total interest expense on deposits decreased $301,000 from $922,000 for the three-months ended June 30, 2009 to $621,000 for the three months ended June 30, 2010.  The decrease can be attributed to a 99 basis point decrease in the average rate paid on total deposits from 2.82% as of June 30, 2009 to 1.81% as of June 30, 2010, offset by the increase of $42.6 million in the average balance of deposits from $93.1 million as of June 30, 2009 to $135.7 million as of June 30, 2010.  The decrease in the average rate paid on deposits is a reflection of the low short-term market interest rates.

Interest expense on other and short-term borrowings increased $14,000 from $10,000 for the three months ended June 30, 2009 to $24,000 for the same period of 2010.  The increase is due to the increase of $5.3 million, or 33.4%, from $15.8 million as of the quarter ended June 30, 2009 to $21.2 million for the three-months ended June 30, 2010 in the average daily balance of other and short-term borrowings.  The average rate paid increased for the June 2010 quarter by 17 basis points to 0.45% from 0.28% for the June 2009 quarter.

Provision for Loan Losses

The provision for loan losses for the quarters ended June 30, 2010 and June 30, 2009 was $45,000. The provision for both periods reflects management's analysis of the Company's loan portfolio based on the information which was available to the Company. Management meets on a quarterly basis to review the adequacy of the allowance for loan losses based on Company guidelines. Classified loans are reviewed by the loan officers to arrive at specific reserve levels for those loans. Once the specific reserve for each loan is calculated, management calculates general reserves for each loan category based on a combination of loss history adjusted for current national and local economic conditions, trends in delinquencies and charge-offs, trends in volume and term of loans, changes in underwriting standards, and industry conditions. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company's management believes that, as June 30, 2010, its allowance for loan losses was adequate.  See “Asset Quality” for additional information.

Non-Interest Income

Non-interest income categories for the three-month periods ended June 30, 2010 and 2009 are shown in the following table:

	Three Months Ended
	June 30,
	2010	2009	% Change
	(In thousands)
Non-interest income:
Charges and fees on deposit accounts	$249	$220	13.2%
Charges and other fees on loans	90	100	(10.0)
Net gain on sale of loans	135	127	6.3
Net gain on sale of foreclosed assets	17	—	—
Net gain on sale of fixed assets	4	—	—
Net realized gain on sale of available-for-sale securities	—	101	(100.0)
Other	137	118	16.1

Total non-interest income	$632	$666	(5.1)%

Non-interest income decreased $34,000 when comparing the three-months ended June 30, 2010 to June 30, 2009 as a result of the decrease in the realized gain on sale of securities of $101,000 offset, in part, by the increase in charges and fees on deposit accounts of $29,000, the increase of $8,000 in net gain on sale of loans, and the increase of $19,000 in other non-interest income. The increase in charges and fees on deposit accounts came from fees received on insufficient and overdraft charges.  With the implementation of Regulation E, which will not allow assessing an overdraft charge for ATM or one-time debit card transactions without the customer opting in to an overdraft program sponsored by the Company, future income from overdraft charges could decrease.   The $19,000 increase in other non-interest income is primarily from interchange income from debit card usage by customers. The Company promotes a checking account product that rewards customers for debit card usage.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Non-Interest Expense

Non-interest expense categories for the three-month periods ended June 30, 2010 and 2009 are shown in the following table:

	Three Months Ended
	June 30,
	2010	2009	% Change
	(In thousands)
Non-interest expense:
Compensation and employee benefits	$739	$650	13.7%
Occupancy and equipment	168	184	(8.7)
Data processing	70	60	16.7
Audit, legal and other professional	65	85	(23.5)
Advertising	62	102	(39.2)
Telephone and postage	43	54	(20.4)
FDIC Insurance	52	131	(60.3)
Other	148	158	(6.3)

Total non-interest expense	$1,347	$1,424	(5.4)%

Compensation and employee benefits increased by $89,000 when comparing the June 2010 and 2009 quarters primarily due to the $51,000 increase in market value of the shares held in the Directors Retirement Plan, a $23,000 net increase in salaries and accrued paid time off days and an $11,000 increase in health insurance costs.

Advertising expense decreased $40,000 for the three months ended June 30, 2010 when compared to the same period of the prior year due to a decreased budget being allocated for marketing expense.

Telephone and postage expense decreased by $11,000 for the three-months ended June 30, 2010 when compared to the same period in 2009.  The reduction can be attributed, in part, to the use of electronic statements for customers.

For the quarter ended June 30, 2009 the Federal Deposit Insurance Corporation (“FDIC”) implemented a 5 basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009 which amounted to approximately $82,000.  There was no special FDIC assessment for the quarter ended June 30, 2010.

Income Tax Expense

The provision in income tax expense increased $143,000, or 238.3%, for the three-months ending June 30, 2010, compared to the same period in 2009. The increase can be attributed, in part, to increased profitability.   The effective tax rate was 32.8% for the quarter ended June 30, 2010 and 26.8% for the quarter ended June 30, 2009.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Off-Balance Sheet Arrangements

The Company has entered into performance standby and financial standby letters of credit with various local commercial businesses in the aggregate amount of $369,000. The letters of credit are collateralized and underwritten, as currently required by our loan policy, in the same manner as any commercial loan.  The advancement of any funds on these letters of credit is not anticipated.

Liquidity and Capital Resources

The Company’s principal sources of funds are deposits and principal and interest payments collected on loans, investments and related securities.  While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition.

Liquidity resources are used principally to meet outstanding commitments on loans, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses.  The Company anticipates no foreseeable problems in meeting current loan commitments.  At June 30, 2010, outstanding commitments to extend credit amounted to $22.1 million (including $14.4 million, in available revolving and closed-ended commercial and agricultural lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet any foreseeable liquidity needs.

The Bank maintains a $25.4 million line of credit with the FHLB, which can be accessed immediately.  As of June 30, 2010 and 2009, there were no advances outstanding for either period.  However, the $25.4 million line of credit with the FHLB is reduced by $944,000 for the credit enhancement reserve established as a result of the participation in the FHLB Mortgage Partnership Finance (“MPF”) program.  The Bank also maintains a $5.0 million revolving federal funds line of credit with The Independent BankersBank (“TIB”) of which no amounts were outstanding at June 30, 2010 or 2009.  The Company also has a $2.5 million revolving line of credit with an unaffiliated financial institution of which $2.3 million was outstanding at June 30, 2010 and $400,000 outstanding at June 30, 2009.  The Bank has also established borrowing capabilities at the discount window with the Federal Reserve Bank of St. Louis. Investment securities of $3,000,000 have been pledged as collateral.  As of June 30, 2010 and 2009, no amounts were outstanding at the Federal Reserve discount window.

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

At June 30, 2010, the Bank’s compliance with all of the aforementioned capital requirements is summarized below:

					To be Well Capitalized
					Under the Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk-Weighted Assets)	$14,048	12.85%	$8,743	8.00%	$10,929	10.00%
Tier I Capital (to Risk-Weighted Assets)	12,989	11.88	4,372	4.00	6,557	6.00
Tier I Capital (to Average Assets)	12,989	7.08	7,344	4.00	9,180	5.00

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2010 the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed in this Report was  recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

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

PART II OTHER INFORMATION

Item 1.                     Legal Proceedings
None

Item  1A.                 Risk Factors
Various risks and uncertainties, some of which are difficult to predict and beyond the Company’s control, could negatively impact the Company.  As a financial institution, the Company is exposed to interest rate risk, liquidity risk, credit risk, operational risk, risks from economic or maket conditions, and general business risks among others.  Adverse experience with these and other risks could have a material impact on the Company’s financial condition and results of operations, as well as the value of its common stock.  See the risk factors described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.  Additionally, see the following risk factor.

•	The recently enacted Dodd-Frank Act may adversly impact the Company’s results of operations, financial condition or liquidity.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Act”) was signed into law.  The Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection, and requires the bureau and other federal agencies to implement many new and significant rules and regulations.  At this time, it is difficult to predict the extent to which the Act or the resulting rules and regulations will impact the Company’s business.  Compliance with these new laws and regulations will likely result in additional costs, which could be significant, and may adversly impact the Company’s results of operations, financial condition and liquidity.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by the Company for the quarter ended June 30, 2010 regarding the Company’s common stock.

PURCHASES OF EQUITY SECURITIES BY COMPANY (1)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/2010 – 4/30/2010	4,004	$31.78	4,004	8,156
5/1/2010 – 5/31/2010	—	—	—	8,156
6/1/2010– 6/30/2010	400	31.13	400	7,756
Total	4,404	$31.72	4,404	7,756

(1)  See Note 5 of Notes to Condensed Consolidated  Financial Statements for more information regarding stock purchases.

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

FIRST ROBINSON FINANCIAL
CORPORATION

Date: August 13, 2010	/s/ Rick L. Catt
Rick L. Catt
President and Chief Executive Officer

Date: August 13, 2010	/s/ Jamie E. McReynolds
Jamie E. McReynolds
Chief Financial Officer and Vice President

EXHIBIT INDEX

Exhibit No.

31.1          Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2          Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32             Certifications of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002