Form 10-Q
period 2010-09-30
FIRST ROBINSON FINANCIAL CORP
filed 2010-11-12
CIK 1035991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 428,704 shares of common stock, par value $.01 per share, as of November 12, 2010.

FIRST ROBINSON FINANCIAL CORPORATION
Index to Form 10-Q

Item 1:
FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	(Unaudited)
	September 30, 2010	March 31, 2010
ASSETS

Cash and cash equivalents	$7,314	$6,562
Interest-bearing deposits	3,081	3,475
Federal funds sold	—	7,852
Cash and cash equivalents	10,395	17,889
Available-for-sale securities	51,958	55,399
Loans, held for sale	682	88
Loans, net of allowance for loan losses of $1,060 and $973 at September 30, 2010 and March 31, 2010, respectively	115,951	100,063
Federal Reserve and Federal Home Loan Bank stock	1,051	1,008
Premises and equipment, net	3,894	4,018
Foreclosed assets held for sale, net	55	52
Interest receivable	988	906
Prepaid income taxes	133	380
Cash surrender value of life insurance	1,529	1,504
Other assets	1,596	1,682

Total Assets	$188,232	$182,989

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$156,770	$149,312
Other borrowings	14,840	17,621
Federal funds purchased	35	—
Short-term borrowings	1,800	1,700
Advances from borrowers for taxes and insurance	115	196
Deferred income taxes	797	779
Interest payable	215	251
Other liabilities	1,222	1,085
Total Liabilities	175,794	170,944

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock, $.01 par value; authorized 500,000 shares, no shares issued and outstanding	—	—
Common stock, $ .01 par value; authorized 2,000,000 shares; 859,625 shares issued; outstanding September 30, 2010– 428,704 shares; March 31, 2010 – 433,198 shares	9	9
Additional paid-in capital	8,769	8,783
Retained earnings	10,637	10,182
Accumulated other comprehensive income	1,071	976
Treasury stock, at cost
Common: September 30, 2010 – 430,921 shares; March 31, 2010 – 426,427 shares	(8,048)	(7,905)

Total Stockholders’ Equity	12,438	12,045

Total Liabilities and Stockholders’ Equity	$188,232	$182,989

See Notes to Condensed Consolidated Financial Statements

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six-Month Periods Ended September 30, 2010 and 2009
(In thousands, except per share data)
(Unaudited)

	Three-Month Period		Six-Month Period
	2010	2009	2010	2009
Interest and Dividend Income:
Loans	$1,627	$1,414	$3,164	$2,761
Securities:
Taxable	421	518	871	1,085
Tax-exempt	30	37	59	75
Other interest income	5	1	10	5
Dividends on Federal Reserve Bank stock	3	2	6	5

Total Interest and Dividend Income	2,086	1,972	4,110	3,931

Interest Expense:
Deposits	591	823	1,212	1,745
Other borrowings	29	18	53	28

Total Interest Expense	620	841	1,265	1,773

Net Interest Income	1,466	1,131	2,845	2,158

Provision for Loan Losses	45	135	90	180

Net Interest Income After Provision for Loan Losses	1,421	996	2,755	1,978

Non-interest income:
Charges and fees on deposit accounts	240	256	489	476
Charges and other fees on loans	68	78	158	178
Net gain on sale of loans	206	55	341	182
Net gain (loss) on sale of foreclosed property	(2)	—	15	—
Net realized gain on sale of available-for-sale investments	—	5	—	106
Net gain on sale of equipment	—	—	4	—
Other	130	121	267	239

Total Non-Interest Income	642	515	1,274	1,181

Non-interest expense:
Compensation and employee benefits	799	690	1,538	1,340
Occupancy and equipment	184	176	352	360
Data processing	70	66	140	126
Audit, legal and other professional	77	107	142	192
Advertising	72	75	134	177
Telephone and postage	53	50	96	104
FDIC insurance	52	50	103	181
Loss on cost basis equity investment	—	137	—	137
Other	149	183	298	341

Total Non-Interest Expense	1,456	1,534	2,803	2,958

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
For the Three and Six-Month Periods Ended September 30, 2010 and 2009
(In thousands, except per share data)
(Unaudited)

	Three-Month Period		Six-Month Period
	2010	2009	2010	2009

Income (loss) before income taxes	607	(23)	1,226	201

Provision for income taxes	203	11	406	72

Net Income (Loss)	$404	$(34)	$820	$129

Earnings (Loss) Per Share-Basic	$0.98	$(0.08)	$1.98	$0.31
Earnings (Loss) Per Share-Diluted	$0.94	$(0.08)	$1.91	$0.30

See Notes to Condensed Consolidated Financial Statements

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six-Months Ended September 30, 2010 and 2009
(In thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury		Comprehensive
	Shares	Amount	Capital	Earnings	Income	Stock	Total	Income

Balance, April 1, 2009	435,232	$9	$8,791	$10,560	$782	$(7,835)	$12,307

Comprehensive income
Net income				129			129	$129

Unrealized appreciation on available-for-sale securities, net of taxes of $146								203
Less reclassification adjustment for realized gains included in income net of taxes $35								71
Total unrealized appreciation on available-for-sale securities, net of taxes of $111					132		132	132

Total comprehensive income								$261

Treasury shares purchased	(2,034)					(70)	(70)
Dividends on common stock, $0.80 per share				(348)			(348)
Incentive compensation			(14)				(14)

Balance, September 30, 2009	433,198	$9	$8,777	$10,341	$914	$(7,905)	$12,136

Balance, April 1, 2010	433,198	$9	$8,783	$10,182	$976	$(7,905)	$12,045

Comprehensive income
Net income				820			820	$820
Change in unrealized appreciation on available-for-sale securities, net of taxes of $60					95		95	95

Total comprehensive income								$915

Treasury shares purchased	(4,494)					(143)	(143)
Dividends on common stock, $0.85 per share				(365)			(365)
Incentive compensation			(14)				(14)

Balance, September 30, 2010	428,704	$9	$8,769	$10,637	$1,071	$(8,048)	$12,438

See Notes to Condensed Consolidated Financial Statements

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six-Months Ended September 30, 2010 and 2009
(In thousands)
(Unaudited)

	2010	2009
Cash flows from operating activities:
Net income	$820	$129
Items not requiring (providing) cash
Depreciation and amortization	154	150
Provision for loan losses	90	180
Amortization of premiums and discounts on securities	132	126
Amortization of loan servicing rights	143	57
Deferred income taxes	(43)	(38)
Originations of mortgage loans held for sale	(21,189)	(18,555)
Proceeds from the sale of mortgage loans	20,936	18,710
Net gain on loans sold	(341)	(182)
Net gain on sale of foreclosed property	(15)	—
Net gain on sale of equipment	(4)	—
Loss on cost basis equity investment	—	137
Net realized gain on sale of securities	—	(106)
Cash surrender value of life insurance	(25)	(24)
Changes in:
Interest receivable	(82)	(175)
Other assets	(63)	(211)
Interest payable	(36)	(30)
Other liabilities	137	94
Income taxes, prepaid	247	109

Net cash provided by operating activities	861	371

Cash flows from investing activities:
Purchase of available-for-sale securities	(2,631)	(26,983)
Proceeds from maturities of available-for-sale securities	1,398	330
Proceeds from sales of available-for-sale securities	—	15,448
Repayment of principal on mortgage-backed securities	4,698	6,579
Purchase of Federal Home Loan Bank stock	(43)	(195)
Net change in loans	(16,033)	(8,574)
Purchase of premises and equipment	(44)	(103)
Proceeds from sale of equipment	24	—
Proceeds from sale of foreclosed assets	67	16

Net cash used in investing activities	(12,564)	(13,482)

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For The Six-Months Ended September 30, 2010 and 2009
(In thousands)
(Unaudited)

	2010	2009

Cash flows from financing activities:
Net increase in deposits	$7,458	$8,175
Federal funds purchased	14,280	—
Repayment of federal funds purchased	(14,245)	—
Proceeds from other borrowings	54,401	54,591
Repayment of other borrowings	(57,182)	(52,118)
Advances from Federal Home Loan Bank	10	5,500
Repayment of advances from Federal Home Loan Bank	(10)	(5,500)
Net change in from short-term borrowings	100	2,500
Purchase of incentive plan shares	(14)	(14)
Purchase of treasury stock	(143)	(70)
Dividends paid	(365)	(348)
Net increase in advances from borrowers for taxes and insurance	(81)	(100)

Net cash provided by financing activities	4,209	12,616

Decrease in cash and cash equivalents	(7,494)	(495)

Cash and cash equivalents at beginning of period	17,889	13,709

Cash and cash equivalents at end of period	$10,395	$13,214

Supplemental Cash Flows Information:

Interest paid	$1,302	$1,803

Income taxes paid (net of refunds)	202	—

Real estate acquired in settlement of loans	55	—

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The condensed consolidated financial statements include the accounts of First Robinson Financial Corporation (the “Company”) and its wholly owned subsidiary, First Robinson Savings Bank, National Association (the “Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q and Article 8-03 of Regulation of S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in stockholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management of the Company, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 2010, the results of its operations for the three and six month periods ended September 30, 2010 and 2009, the changes in stockholders’ equity for the six month periods ended September 30, 2010 and 2009, and cash flows for the six month periods ended September 30, 2010 and 2009. The results of operations for those months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

The Condensed Consolidated Balance Sheet of the Company, as of March 31, 2010, has been derived from the audited Consolidated Balance Sheet for the Company as of that date.

2.	Newly Adopted and Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan losses receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The dislcosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. ASU 2010-20 is effective for interim and annual reporting periods after December 15, 2010. The Company is currently assessing the effects of adopting the provisions of ASU 2010-20 and will provide the required disclosure in their March 2011 Report on Form 10-K.

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

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheet at September 30, 2010 and March 31, 2010.

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

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the FASB ASC No. 820 hierarchy in which the fair value measurements fall as of September 30, 2010 and March 31, 2010 (in thousands):

	Carrying value at September 30, 2010
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government sponsored enterprises (GSE)	$14,016	$—	$14,016	$—
Mortgage-backed, GSE residential	31,656	—	31,656	—
Mortgage-backed, GSE commercial	1,572	—	1,572	—
State and political subdivisions	4,714	—	4,714	—
Total available-for-sale securities	$51,958	$—	$51,958	$—

	Carrying value at March 31, 2010
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government sponsored enterprises (GSE)	$15,191	$—	$15,191	$—
Mortgage-backed, GSE residential	36,472	—	36,472	—
State and political subdivisions	3,736	—	3,736	—
Total available-for-sale securities	$55,399	$—	$55,399	$—

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the FASB ASC No. 820 fair value hierarchy in which the fair value measurements fall at September 30, 2010 and March 31, 2010:

Carrying value at September 30, 2010
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$321	$—	$—	$321

		Carrying value at March 31, 2010
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$66	$—	$—	$66
Motgage servicing rights	422	—	—	422
Foreclosed assets held for sale, net	52	—	52	—

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

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2010		March 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$7,314	$7,314	$6,562	$6,562
Interest-bearing deposits	3,081	3,081	3,475	3,475
Federal funds sold	—	—	7,852	7,852
Available-for-sale securities	51,958	51,958	55,399	55,399
Loans held for sale	682	682	88	88
Loans, net of allowance for loan losses	115,951	117,477	100,063	101,214
Federal Reserve and Federal Home Loan Bank stock	1,051	1,051	1,008	1,008
Interest receivable	988	988	906	906

Financial liabilities
Deposits	156,770	150,772	149,312	139,318
Other borrowings	14,840	14,850	17,621	17,630
Federal funds purchased	35	35	—	—
Short-term borrowings	1,800	1,800	1,700	1,700
Advances from borrowers for taxes and insurance	115	115	196	196
Interest payable	215	215	251	251

Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

4.	Federal Home Loan Bank Stock

The Company owns approximately $879,000 of Federal Home Loan Bank of Chicago (“FHLB”) stock. During the third quarter of 2007, the FHLB of Chicago received a Cease and Desist Order from its regulator, the Federal Housing Finance Board. The order generally prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board. The FHLB will continue to provide liquidity and funding through advances. With regard to dividends, which have not been declared since July 24, 2007, the FHLB will continue to assess its dividend capacity each quarter and make appropriate requests for approval. Management performed an analysis and deemed the Company’s cost method investment in FHLB stock to be recoverable as of September 30, 2010.

5.	Authorized Share Repurchase Program

The Board of Directors voted, on August 17, 2010, to approve a stock repurchase program of approximately 5,000 shares, or approximately 1.2% of the Company’s issued and outstanding shares. The repurchase program will expire the earlier of the completion of the purchase of the shares or August 16, 2011. The previous program that was approved July 24, 2009, expired on August 2, 2010, with 6,444 of the authorized 14,110 shares purchased.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Investment Securities

The amortized cost and approximate fair values of available-for-sale securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
		(In thousands)
September 30, 2010
U.S. government sponsored enterprises (GSE)	$13,634	$382	$—	$14,016
Mortgage-backed securities, GSE, residential	30,322	1,334	—	31,656
Mortgage-backed securities, GSE, commercial	1,615	—	(43)	1,572
State and political subdivisions	4,636	78	—	4,714

	$50,207	$1,794	$(43)	$51,958
March 31, 2010
U.S. government sponsored enterprises (GSE)	$14,852	$339	$—	$15,191
Mortgage-backed securities, GSE residential	35,308	1,186	(22)	36,472
State and political subdivisions	3,644	96	(4)	3,736

	$53,804	$1,621	$(26)	$55,399

The amortized cost and fair value of available-for-sale securities at September 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)

Within one year	$6,306	$6,392
One to five years	11,107	11,453
Five to ten years	857	885

	18,270	18,730
Mortgage-backed securities	31,937	33,228

Totals	$50,207	$51,958

There were no sales of investment securities during the six months ended September 30, 2010. Proceeds from the sale of investment securities available-for-sale during the six-months ended September 30, 2009 were $15,448,000. Gross gains of $113,000 and gross losses of $7,000 were realized on the sales for the six-months ended September 30, 2009.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows our investments’ gross unrealized losses and fair value (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010 and March 31, 2010. At September 30, 2010, the Company does not hold any security that it considers other-than-temporarily impaired.

Description of Securities	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of September 30, 2010
Mortgage-backed securities, GSE, commercial	$1,572	$43	$—	$—	$1,572	$43

Total temporarily impaired securities	$1,572	$43	$—	$—	$1,572	$43

As of March 31, 2010
Mortgage-backed securities, GSE, residential	$2,712	$22	$—	$—	$2,712	$22
State and political subdivisions	303	2	227	2	530	4

Total temporarily impaired securities	$3,015	$24	$227	$2	$3,242	$26

There is one security in an unrealized loss position in the investment portfolio at September 30, 2010, due to interest rate changes and not credit events. The unrealized loss is considered temporary and, therefore, has not been recognized into income, because the issuer is of high credit quality and management has the ability and intent to hold for the foreseeable future. The fair value is expected to recover as the investment approaches its maturity date or there is a downward shift in interest rates. All but one of the mortgage-backed securities in the portfolio are residential properties. The mortgage-backed security with a temporary loss is secured by 5 or more dwelling units.

7.	Accumulated Other Comprehensive Income

Other comprehensive income components and related taxes were as follows at September 30:

	2010	2009
	(In thousands)

Unrealized gains on available-for-sale securities	$155	$349
Less reclassification adjustment for realized gains included in income	—	106

Other comprehensive income, before tax effect	155	243
Less tax expense	60	111

Other comprehensive income related to available-for-sale securities	$95	$132

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	September 30, 2010	March 31, 2010
	(In thousands)

Net unrealized gain on securities available for sale	$1,751	$1,595
Tax effect	(680)	(619)

Net-of-tax amount	$1,071	$976

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Lines of Credit

The Company’s $2.5 million revolving line of credit note payable matured September 30, 2010 and was renewed until September 30, 2011. The balance of the revolving line of credit was $1,800,000 and $1,700,000 as of September 30, 2010 and March 31, 2010, respectively. The note bears interest at the prime commercial rate with a floor of 3.50% which was the rate on September 30, 2010 and is secured by 100% of the stock of the Bank.

The Bank maintains a $5,000,000 revolving line of credit, of which $35,000 was outstanding at September 30, 2010 with no amount outstanding at March 31, 2010, with an unaffiliated financial institution. The line bears interest at the federal funds rate of the financial institution (1.15% at September 30, 2010), has an open-end maturity and is unsecured if used for less than thirty (30) consecutive days.

The Bank has also established borrowing capabilities at the Federal Reserve Bank of St. Louis discount window. Investment securities of $3,000,000 have been pledged as collateral. As of September 30, 2010 and March 31, 2010 no amounts were outstanding. The primary credit borrowing rate at September 30, 2010 was 0.50%, has a term of up to 90 days, and has no restrictions on use of the funds borrowed.

9.	Other Borrowings

Other borrowings included the following:

	September 30, 2010	March 31, 2010
	(In thousands)

Securities sold under repurchase agreements	$14,840	$17,621

Securities sold under agreements to repurchase consist of obligations of the Company to other parties. The obligations are secured by investments and such collateral is held by the Company in safekeeping at a correspondent bank. The maximum amount of outstanding agreements at any month end during the six months ending September 30, 2010 and the twelve months ending March 31, 2010 totaled $20,388,000 and $20,023,000, respectively. The monthly average of such agreements totaled $18,861,000 for the six months ending September 30, 2010 and $15,222,000 for the twelve months ending March 31, 2010. The average rate on the agreements for the six months ending September 30, 2010 was 0.17% and 0.14% for the twelve months ending March 31, 2010. The agreements at September 30, 2010, mature periodically within 24 months.

The Company has a repurchase agreement with one customer with an outstanding balance of $8.5 million at September 30, 2010. The repurchase agreement matures daily.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Earnings (Loss) Per Share for the Three-Month Periods

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share gives effect to the increase in the average shares outstanding resulting from the exercise of dilutive stock options and the effect of the incentive plan shares. The Company had 15,996 incentive plan shares outstanding at September 30, 2009 that were excluded from the calculation as they were anti-dilutive. The components of basic and diluted earnings (loss) per share for the three months ended September 30, 2010 and 2009 were computed as follows (dollar amounts in thousands except share data):

		Weighted
		Average	Per Share
	Income (Loss)	Shares	Amount

For the Three-Months Ended September 30, 2010:

Basic Earnings per Share:
Income available to common stockholders	$404	412,485	$0.98

Effect of Dilutive Securities:
Incentive plan shares		16,244

Diluted Earnings per Share:
Income available to common stockholders	$404	428,729	$0.94

For the Three-Months Ended September 30, 2009:

Basic Earnings (Loss) per Share:
Income (loss) available to common stockholders	$(34)	417,916	$(0.08)

Effect of Dilutive Securities:
Incentive plan shares		—

Diluted Earnings (Loss) per Share:
Income (loss) available for common stockholders	$(34)	417,916	$(0.08)

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Earnings Per Share for the Six-Month Periods

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to the increase in the average shares outstanding which would have resulted from the exercise of dilutive stock options. As of September 30, 2010 and 2009, all outstanding options had been exercised. Therefore, there is no dilutive effect with regards to options for the earnings per share calculation for the six month periods ended September 30, 2010 and 2009. The components of basic and diluted earnings per share for the six months ended September 30, 2010 and 2009 were computed as follows (dollar amounts in thousands except share data):

		Weighted
		Average	Per Share
	Income	Shares	Amount

For the Six-Months Ended September 30, 2010:

Basic Earnings per Share:
Income available to common stockholders	$820	413,265	$1.98

Effect of Dilutive Securities:
Unearned incentive plan shares		16,056

Diluted Earnings per Share:
Income available to common stockholders	$820	429,321	$1.91

For the Six-Months Ended September 30, 2009:

Basic Earnings per Share:
Income available to common stockholders	$129	418,586	$0.31

Effect of Dilutive Securities:
Unearned incentive plan shares		15,947

Diluted Earnings per Share:
Income available for common stockholders	$129	434,533	$0.30

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

Forward-Looking Statements

When used in this filing and in future filings by First Robinson Financial Corporation (the “Company”) with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “believe,” “expect,” “should,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors that could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors and statements are subject to risks and uncertainties, including but not limited to, the effect of the current severe disruption in financial markets and the United States government programs introduced to restore stability and liquidity, changes in economic conditions nationally and in the Company’s market area; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality of composition of the loan or investment portfolios; changes in accounting principles, policies, or guidelines; fluctuations in interest rates; deposit flows; demand for loans in the Company’s market area; real estate values; credit quality and adequacy of reserves; competition; customer growth and retention; earnings growth and expectations; new products and services; technological factors affecting operations, pricing of products and services; employees; unforseen difficulties and higher than expected costs associated with the implementation of our Strategic Plan; or failure to improve operating efficiencies through expense controls; all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected. References in this filing to “we,” “us,” and “our” refer to the Company and/or the Bank, as the content requires. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

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

Overview and Recent Developments

The Company is the holding company for First Robinson Savings Bank, National Association (the “Bank”). The Company is headquartered in Robinson, Illinois and operates three full service banking offices and one drive-up facility in Crawford County, Illinois and one full service banking office in Knox County, Indiana. Assets grew $5.2 million, or 2.9%, from $183.0 million at March 31, 2010 to $188.2 million at September 30, 2010. See “Financial Condition” for more information. The Company is reporting net income of $404,000 for the three month period and $820,000 for the six month period ending September 30, 2010, versus a net loss of $34,000 in the three months ending September 30, 2009 and net income of $129,000 for the six months ended September 30, 2009. See “Results of Operations” for further information. Basic and diluted earnings per share for the three month period were $0.98 and $0.94, respectively, per share for the three-months ended September 30, 2010 compared to basic and diluted loss per share of $(0.08) for the three-months ended September 30, 2009. Diluted earnings per share reflect incentive plan shares and the potential dilutive impact of stock options granted under the stock option plan and the effect of the incentive plan shares, however, if there is a net loss, dilutive shares are not included in the calculation as they become anti-dilutive. For the six-months ended September 30, 2010, basic earnings per share are being reported at $1.98 with diluted earnings per share at $1.91 compared to basic earnings per share of $0.31 and diluted earnings per share of $0.30 for the six months ended September 30, 2009. We continue to maintain a strong presence in the community and are one of the few independent community banks in our primary market area. To visit First Robinson Savings Bank on the web, go to www.frsb.net.

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

The following table sets forth the Company’s loan delinquencies by type, by amount and by percentage of type at September 30, 2010.

	Loans Delinquent For:
	30-89 Days(1)			90 Days and Over(1)			Nonaccrual			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
						(Dollars in thousands)
Real Estate:
One- to four-family	5	$153	0.32%	—	—	—	5	$240	0.49%	10	$393	0.81%
Commercial and agriculture	—	—	—	—	—	—	1	32	0.14	1	32	0.14
State and Municipal Government	1	8	0.52	—	—	—	—	—	—	1	8	0.52
Consumer and other loans	10	51	0.36	—	—	—	1	4	0.03	11	55	0.39
Commercial business and agricultural finance	4	177	0.84	—	—	—	4	80	0.38	8	257	1.22

Total	20	$389	0.33%	—	—	—	11	$356	0.30%	31	$745	0.63%

(1)	Loans are still accruing.

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

	September 30,	March 31,	September 30,
	2010	2010	2009
		(In thousands)
Non-accruing loans:
One- to four-family	$240	$85	$170
Commercial and agriculture real estate	32	32	—
Consumer and other loans	4	5	7
Commercial business and agricultural finance	80	13	43
Total	356	135	220

Foreclosed/Repossessed assets:
One- to four-family	55	52	30
Consumer vehicle	5	—	—
Total	60	52	30

Total non-performing assets	$416	$187	$250
Total as a percentage of total assets	0.22%	0.10%	0.14%

Gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $7,000 for the three months and $11,000 for the six months ended September 30, 2010 and $4,000 for the three months and $6,000 for the six months ended September 30, 2009.

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

In connection with the filing of its periodic reports with the OCC and in accordance with its classification of assets policy, the Company regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations. On the basis of management’s review of its assets, at September 30, 2010, the Company had classified a total of $1,528,000 of its assets as substandard and $423,000 as doubtful. At September 30, 2010, total classified assets comprised $1,951,000, or 15.7% of the Company’s capital, and 1.0% of the Company’s total assets. Total classified assets have increased by approximately $1.4 million, or 286.0% from March 31, 2010. The increase can be partially attributed to two large commercial credits whose earnings declined due to the economic downturn. Both commercial businesses have seen an increase in earnings during calendar 2010 and the credits will be reevaluated within the next six months. The Company does not expect any losses associated with these credits.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Other Loans of Concern. As of September 30, 2010, there were $3.5 million in loans identified, but not classified, by the Company with respect to which known information about the possible credit problems of the borrowers or the cash flows of the business have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

Real estate properties acquired through foreclosure are recorded at the fair value minus 20% of the fair value if the property is appraised at $50,000 or less. If the property is appraised at greater than $50,000, then the property is recorded at the fair value less 10% of the fair value. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At September 30, 2010, the Bank had one real estate property acquired through foreclosure. The property is listed for sale.

Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company’s allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank’s operations. Such agencies may require the Bank to increase the Bank’s allowance for loan losses, increase classified assets, or take other actions that could significantly affect the Company’s earnings based upon their judgment of the information available to them at the time of their examination. At September 30, 2010, the Company had a total allowance for loan losses of $1,060,000, representing 0.91% of the Company’s loans, net. At March 31, 2010, the Company’s total allowance for loan losses to the Company’s loans, net was at 0.97%.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

The distribution of the Company’s allowance for losses on loans at the dates indicated is summarized as follows:

	September 30, 2010			March 31, 2010
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One- to four-family including loans held for sale	$143	$48,520	40.92%	$72	$46,554	45.10%
Multi-family	—	4,106	3.47	—	2,780	2.69
Commercial and agricultural real estate...	548	22,680	19.13	593	18,155	17.59
Construction or development	—	6,406	5.40	—	5,130	4.97
Consumer and other loans.	38	14,054	11.85	29	9,834	9.53
State and municipal governments	—	1,625	1.37	—	1,885	1.83
Commercial business and agricultural finance	331	21,179	17.86	279	18,883	18.29

Gross Loans		118,570	100.00%		103,221	100.00%
Unallocated	—			—
Deferred loan fees		(7)			(4)
Prepaid loan fees		40			—
Undisbursed portion of loans		(910)			(2,093)
Total	$1,060	$117,693		$973	$101,124

The following table sets forth an analysis of the Company’s allowance for loan losses.
	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Balance at beginning of period	$1,044	$825	$973	$780

Charge-offs:
One- to four-family	31	68	31	68
Commercial non-residential real estate	—	—	—	—
Consumer and other loans	11	6	21	12
Total charge-offs	42	74	52	80

Recoveries:
Commercial non-residential real estate	—	—	24	—
Consumer and other loans	13	7	25	13
Total recoveries	13	7	49	13

Net charge-offs .	29	67	3	67
Additions charged to operations	45	135	90	180
Balance at end of period	$1,060	$893	$1,060	$893

Ratio of net charge-offs during the period to average loans outstanding during the period	0.03%	0.07%	0.00%	0.07%

Ratio of net charge-offs during the period to average non-performing assets	10.91%	22.64%	1.63%	23.45%

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Financial Condition
September 30, 2010 Compared to March 31, 2010

Total assets of the Company increased by $5.2 million, or 2.9%, to $188.2 million at September 30, 2010 from $183.0 million at March 31, 2010. The increase in assets was primarily due to an increase of $16.5 million, or 16.5%, loans receivable, net, offset by a decrease of $7.5 million, or 41.9% in cash and cash equivalents and a decrease of $3.4 million, or 6.2%, in available for sale securities.

Available-for-sale securities decreased to $52.0 million at September 30, 2010 compared to $55.4 million at March 31, 2010, a $3.4 million decrease. The decrease resulted from the maturity of $1.4 million in available-for-sale securities, the repayment of $4.7 million in mortgage-backed securities and the amortization of $132,000 of premiums and discounts on investments, offset by, the purchase of $2.6 million of available-for-sale securities, and the increase of $156,000 in the market valuation of the available-for-sale portfolio. The investment portfolio is managed to limit the Company's exposure to risk by investing primarily in mortgage-backed securities and other securities which are either directly or indirectly backed by the federal government or a local municipal government.

The decrease of $7.5 million in cash and cash equivalents was mainly derived from the decrease of $7.8 million in federal funds sold. At September 30, 2010, the Company was in federal funds purchased positon of $35,000. The decrease in cash and the decrease in available-for-sale securities funded the growth in loans.

The Company's net loan portfolio including loans held for sale increased by $16.5 million to $116.6 million at September 30, 2010 from $100.1 million at March 31, 2010. Loans on one- to four-family real estate, including one- to four-family loans held for sale, increased by $2.0 million, or 4.2%; commercial nonresidential real estate and farmland loans increased by $4.5 million, or 24.9%; construction and development loans increased by $1.3 million, or 24.9%; consumer and other loans increased by $4.2 million, or 42.9%; loans on multi-family properties increased by $1.3 million, or 47.7%, commercial business and agricultural finance loans increased by $2.3 million, or 12.2% and the reduction of $1.2 million in undisbursed loan funds. These increases were offset, in part, by the decrease in loans to state and municpal governments by $260,000, or 14.0%. The increase in commercial real estate can be attributed to the Vincennes area where there are more opportunities for this type of lending. The increase in consumer and other loans reflects our more aggressive policy in writing indirect loans for vehicles.

At September 30, 2010, the allowance for loan losses was $1,060,000, or 0.91% of the net loan portfolio, an increase of $87,000 from the allowance for loan losses at March 31, 2010 of $973,000, or 0.97% of the net loan portfolio. During the six-months ended September 30, 2010, the Company charged off $52,000 in loan losses; $21,000 from consumer and other loans and $31,000 in loans secured by one- to- four family properties. The charge offs were offset by recoveries of $49,000 derived from $25,000 in consumer and other loans and $24,000 in non-residential commercial loans. Management reviews the adequacy of the allowance for loan losses quarterly, and believes that its allowance is adequate; however, the Company cannot assure that future chargeoffs and/or provisions will not be necessary. See “Asset Quality” for further information on delinquencies.

The Company had one foreclosed real estate property held for sale at September 30, 2010. Foreclosed assets are carried at lower of cost or fair value. When foreclosed assets are acquired, any required adjustment is charged to allowance for loan losses. All subsequent activity is included in current operations.

Total deposits increased by $7.5 million, or 5.0%, to $156.8 million at September 30, 2010 from $149.3 million at March 31, 2010. The increase in total deposits was due to an increase of $5.5 million in savings, NOW, and money market accounts, the increase of $1.1 million in certificates of deposit and the increase of $833,000 in non-interest bearing demand deposits.

Other borrowings, consisting of repurchase agreements, decreased $2.8 million, or 15.8% from $17.6 million at March 31, 2010 to $14.8 million at September 30, 2010. The obligations are secured by mortgage-backed securities and US Government agency obligations. At September 30, 2010, the average rate on the repurchase agreements was 0.20% compared to 0.14% at March 31, 2010. The rate on approximately $14.3 million of the repurchase agreements reprice daily. All agreements mature periodically within 24 months.

The short-term borrowing consists of the Company’s revolving line of credit note payable with an unaffiliated financial institution that matured September 30, 2010 and was renewed for an additional year. The balance of the revolving line of credit was $1.8 million and $1.7 million as of September 30, 2010 and March 31, 2010, respectively. The note bears interest at the prime commercial rate with a floor of 3.50% which was the rate on September 30, 2010 and is secured by stock in the Bank.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Stockholders' equity at September 30, 2010 was $12.4 million compared to $12.0 million at March 31, 2010, an increase of $393,000, or 3.3%. Factors relating to the increase in stockholders’ equity can be attributed primarily to the addition of $820,000 of net income, offset by the payment of $365,000 in dividends and the increase of $95,000 in accumulated other comprehensive income due to the increase in the fair value of securities available for sale. These increases were offset by the addition of $143,000 in treasury stock relating to the purchase of 4,494 shares and the purchase of $14,000 in shares related to an incentive plan.

Results of Operations
Comparison of Operating Results for the Three Months Ended September 30, 2010 and 2009

Net Income

The Company earned $404,000 for the three month period ending September 30, 2010, versus a net loss of $34,000 in the same period of 2009, an increase of $438,000. Earnings for the three months ended September 30, 2010 were positively impacted by a $425,000, or 42.7%, increase in net-interest income after provision for loan losses, the increase of $127,000, or 24.7%, in non-interest income, and the decrease of $78,000, or 5.1%, in non-interest expense offset by an increase of $192,000 in income tax provision when compared to the prior year. Basic earnings per share for the September 30, 2010 three month period were $0.98 per share versus net loss per share of $(0.08) for the same period of 2009. Diluted earnings per share reflect incentive plan shares and the potential dilutive impact of stock options granted under the stock option plan and the effect of the incentive plan shares, however, if there is a net loss, dilutive shares are not included in the calculation as they become anti-dilutive. Diluted earnings per share for the three months ending September 30, 2010 were $0.94 per share.

Net Interest Income

For the three-month period ended September 30, 2010, net interest income totaled $1,466,000, an increase of 29.6%, or $335,000, compared to the same period of 2009. The increase in the three-month period ended September 30, 2010 versus the comparable period of 2009 was due to a decrease of $221,000, or 26.3%, in total interest expense and the increase of $114,000, or 5.8%, in total interest income. The increase of $213,000, or 15.1%, in interest income from loans receivable was offset by the decrease of $97,000, or 18.7%, in interest income on taxable securities and the decrease of $7,000, or 18.9%, from tax-exempt securities. The decrease in total interest expense is due to the decrease of $232,000, or 28.2%, in interest expense on deposits, offset by the increase of $11,000, or 64.7%, in interest expense on other and short-term borrowings for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

 For the three-months ended September 30, 2010 total average interest earning assets increased by $10.6 million, or 6.6%, to $172.5 million as of September 30, 2010 from $161.9 million as of September 30, 2009. The yield on the earning assets decreased by 3 basis points when comparing the three months ended September 30, 2010 to the same period in 2009. Total average interest bearing liabilities for the three months ended September 30, 2010 were $159.2 million compared to $149.1 million as of September 30, 2009, an increase of $10.1 million, or 6.8%. The cost on the average interest bearing liabilities decreased by 70 basis points. For the three-month period ended September 30, 2010, the net interest spread increased 67 basis points to 3.28% versus 2.61% in the comparable period of 2009.

Interest income on loans receivable increased $213,000 to $1,627,000 for the quarter ended September 30, 2010 from $1,414,000 for the quarter ended September 30, 2009 due to the average balance on loans for the quarter ended September 30, 2010 increasing $18.8 million, or 20.1%, to $112.3 million, versus $93.5 million for the same period of 2009. During the same period, the yield on loans decreased 25 basis points to 5.80% from 6.05% for the September 30, 2010 quarter compared to the September 30, 2009 quarter. The 25 point basis decrease primarily reflected the low interest rate environment.

Interest income on taxable securities decreased $97,000 to $421,000 for the quarter ended September 30, 2010 from $518,000 for the quarter ended September 30, 2009. The decrease was derived from a decrease of $61,000 in interest income from mortgage-backed securities and a decrease of $36,000 in interest income from investment securities. The decrease in interest income from mortgage-backed securities can be attributed to the decrease of $6.3 million in the average balance of mortgage-backed securities from $39.4 million as of September 30, 2009 to $33.1 million as of September 30, 2010, offset, by the slight increase of 4 basis points in the average yield from 4.05% as of September 30, 2009 to 4.09% as of September 30, 2010. The decrease in interest income from investment securities can be attributed to the decrease of $6.9 million in the average balance of investment securities from $20.6 million as of September 30, 2009 to $13.7 million as of September 30, 2010, offset, by the increase of 11 basis points in the average yield from 2.32% as of September 30, 2009 to 2.43% as of September 30, 2010.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Interest income on tax-exempt securities decreased $7,000 when comparing the three months ended September 30, 2010 to the same period in the prior year. The average balance on tax-exempt securities decreased by $14,000 from $4.6 million as of September 30, 2009 compared to $4.6 million as of September 30, 2010. The average yield on tax-exempt securities decreased 55 basis points from 3.16% as of September 30, 2009 to 2.61% as of September 30, 2010. The average yield does not reflect the benefit of the higher tax-equivalent yield attributed to municipal securities, which is reflected in income tax expense.

Total interest expense on deposits decreased $232,000 from $823,000 for the three-months ended September 30, 2009 to $591,000 for the three months ended September 30, 2010. The decrease can be attributed to a 76 basis point decrease in the average rate paid on total deposits from 2.47% as of September 30, 2009 to 1.71% as of September 30, 2010, offset by the increase of $5.2 million in the average balance of deposits from $133.2 million as of September 30, 2009 to $138.4 million as of September 30, 2010. The decrease in the average rate paid on deposits is a reflection of the low short-term market interest rates.

Interest expense on other and short-term borrowings increased $11,000 from $18,000 for the three months ended September 30, 2009 to $29,000 for the same period of 2010. The increase is due to the increase of $4.9 million, or 31.0%, from $15.9 million as of the quarter ended September 30, 2009 to $20.8 million for the three-months ended September 30, 2010 in the average daily balance of other and short-term borrowings. The average rate paid increased for the September 2010 quarter by 11 basis points to 0.56% from 0.45% for the September 2009 quarter.

Provision for Loan Losses

The provision for loan losses for the quarter ended September 30, 2010 was $45,000, a $90,000, or 66.7%, decrease over the provision of $135,000 for the September 30, 2009 quarter. The provision for both periods reflects management's analysis of the Company's loan portfolio based on the information which was available to the Company. Management meets on a quarterly basis to review the adequacy of the allowance for loan losses based on Company guidelines. Classified loans are reviewed by the loan officers to arrive at specific reserve levels for those loans. Once the specific reserve for each loan is calculated, management calculates general reserves for each loan category based on a combination of loss history adjusted for current national and local economic conditions, trends in delinquencies and charge-offs, trends in volume and term of loans, changes in underwriting standards, and industry conditions. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company's management believes that, as September 30, 2010, its allowance for loan losses was adequate. See “Asset Quality” for additional information.

Non-Interest Income

Non-interest income categories for the three-month periods ended September 30, 2010 and 2009 are shown in the following table:

	Three Months Ended September 30,
	2010	2009	% Change
	(In thousands)
Non-interest income:

Charges and fees on deposit accounts	$240	$256	(6.3)%
Charges and other fees on loans	68	78	(12.8)
Net gain on sale of loans	206	55	274.5
Net gain (loss) on sale of foreclosed property	(2)	—	(100.0)
Net realized gain on sale of available-for-sale securities	—	5	(100.0)
Other	130	121	7.4

Total non-interest income	$642	$515	24.7%

Non-interest income increased $127,000 when comparing the three-months ended September 30, 2010 to September 30, 2009 as a result of the the increase of $151,000 in net gain on sale of loans and the increase of $9,000 in other non-interest income, offset, in part, by the decrease in the realized gain on sale of securities of $5,000, the decrease in charges and fees on deposit accounts of $16,000, and the decrease of $10,000 in charges and fees on loans. The decrease in charges and fees on deposit accounts is a result in part to the implementation of Regulation E, which does not allow assessing an overdraft charge for ATM or one-time debit card transactions without the customer opting in to an overdraft program sponsored by the Company.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Non-Interest Expense

Non-interest expense categories for the three-month periods ended September 30, 2010 and 2009 are shown in the following table:

	Three Months Ended September 30,
	2010	2009	% Change
	(In thousands)
Non-interest expense:
Compensation and employee benefits	$799	$690	15.8%
Occupancy and equipment	184	176	4.5
Data processing	70	66	6.1
Audit, legal and other professional	77	107	(28.0)
Advertising	72	75	(4.0)
Telephone and postage	53	50	6.0
FDIC Insurance	52	50	4.0
Loss on cost basis equity security	—	137	(100.0)
Other	149	183	(18.6)

Total non-interest expense	$1,456	$1,534	(5.1)%

Compensation and employee benefits increased by $109,000 when comparing the September 2010 and 2009 quarters primarily due to the $56,000 increase in market value of the shares held in the Directors Retirement Plan, a $38,000 net increase in salaries and accrued paid time off days and a $12,000 increase in health insurance costs.

Audit, legal and other professional services decreased $30,000 when comparing the September 2010 and 2009 quarters due to decreased costs related to Sox-404 compliance.

The Company recognized a loss of $137,000 during the three-months ended September 30, 2009 related to a cost basis equity security investment in a financial institution. During the three months ended September 30, 2010, the Company did not record any losses associated with cost basis equity securities.

Income Tax Expense

The provision in income tax expense increased $192,000, or 1,745.4%, for the three-months ending Septbmer 30, 2010, compared to the same period in 2009. The increase can be attributed, in part, to increased profitability. The effective tax rate was 33.4% for the quarter ended September 30, 2010.

Comparison of Operating Results for the Six Months Ended September 30, 2010 and 2009

Net Income

For the six month period ended September 30, 2010, the Company earned $820,000, an increase of $691,000, or 535.6%, from $129,000 for the six months ending September 30, 2009. Earnings for the six months ended September 30, 2010 were positively impacted by an increase of $777,000, or 39.3%, in net interest income after provision for loan losses, an increase of $93,000, or 7.9%, in non-interest income, and the decrease of $155,000, or 5.2%, in non-interest expense which were offset by an increase of $334,000, or 463.9%, in provision for income taxes when compared to the six months ended September 30, 2009. Basic earnings per share for the September 30, 2010 six month period were $1.98 per share versus $0.31 per share for the same period of 2009. Diluted earnings per share reflect incentive plan shares and the potential dilutive impact of stock options granted under the stock option plan. Diluted earnings per share for the six months ending September 30, 2010 were $1.91 compared to $0.30 at September 30, 2009.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Net Interest Income

For the six-month period ended September 30, 2010, net interest income totaled $2,845,000, an increase of $687,000, or 31.8%, from the same period in the prior year. Contributing to the increase was the increase of $179,000, or 4.6%, in total interest income and the decrease of $508,000, or 28.6%, in total interest expense. The increase in total interest income can be attributed to a $403,000, or 14.6%, increase in interest income from loans receivable, and the increase of $6,000 in other interest income and dividends received from Federal Reserve Bank stock offset, in part, by the decrease of $214,000, or 19.7%, in interest income from taxable securities and a $16,000, or 21.3%, decrease in tax-exempt securities. The major factor contributing to the decrease in total interest expense is due to the decrease of $533,000, or 30.5%, interest expense on deposits. This decrease was offset, in part, by the increase of $25,000, or 89.3%, in interest expense on the short-term borrowing.

For the six-months ended September 30, 2010 total average interest earning assets increased by $10.6 million, or 6.6%, to $170.5 million as of September 30, 2010 from $159.9 million as of September 30, 2009. The yield on the earning assets decreased by 10 basis points when comparing the six months ended September 30, 2010 to the same period in 2009. Total average interest bearing liabilities for the six months ended September 30, 2010 were $158.0 million compared to $147.3 million as of September 30, 2009, an increase of $10.7 million, or 7.3%. The cost on the average interest bearing liabilities decreased by 81 basis points. For the six-month period ended September 30, 2010, the net interest spread increased 71 basis points to 3.22% versus 2.51% in the comparable period of 2009.

Interest income on loans receivable increased $403,000 to $3,164,000 for the six-months ended September 30, 2010 from $2,761,000 for the six-months ended September 30, 2009 due to the average balance on loans for the six-months ended September 30, 2010 increasing $18.5 million, or 20.5%, to $108.6 million, versus $90.1 million for the same period of 2009. During the same period, the yield on loans decreased 30 basis points to 5.83% from 6.13% for the September 30, 2010 six-month period compared to the September 30, 2009 six-month period.

Interest income on taxable securities decreased $214,000 to $871,000 for the six-months ended September 30, 2010 from $1,085,000 for the six-months ended September 30, 2009. The decrease was derived from a decrease of $186,000 in interest income from mortgage-backed securities and a decrease of $28,000 in interest income from investment securities. The decrease in interest income from mortgage-backed securities can be attributed to the decrease of $6.1 million in the average balance of mortgage-backed securities from $39.8 million as of September 30, 2009 to $33.7 million as of September 30, 2010 and the decrease of 31 basis points in the average yield from 4.42% as of September 30, 2009 to 4.11% as of September 30, 2010. The decrease in interest income from investment securities can be attributed to the decrease of $2.9 million in the average balance of investment securities from $17.0 million as of September 30, 2009 to $14.1 million as of September 30, 2010, offset, by the increase of 11 basis points in the average yield from 2.41% as of September 30, 2009 to 2.52% as of September 30, 2010.

Interest income on tax-exempt securities decreased $16,000 when comparing the six months ended September 30, 2010 to the same period in the prior year. The average balance on tax-exempt securities decreased by $255,000 from $4.7 million as of September 30, 2009 compared to $4.5 million as of September 30, 2010. The average yield on tax-exempt securities decreased 51 basis points from 3.19% as of September 30, 2009 to 2.68% as of September 30, 2010. The average yield does not reflect the benefit of the higher tax-equivalent yield attributed to municipal securities, which is reflected in income tax expense.

Total interest expense on deposits decreased $533,000 from $1,745,000 for the six months ended September 30, 2009 to $1,212,000 for the six months ended September 30, 2010. The decrease can be attributed to a 87 basis point decrease in the average rate paid on total deposits from 2.47% as of September 30, 2009 to 1.71% as of September 30, 2010, offset by the increase of $5.2 million in the average balance of deposits from $133.2 million as of September 30, 2009 to $138.4 million as of September 30, 2010. The decrease in the average rate paid on deposits is a reflection of the low short-term market interest rates.

Interest expense on other and short-term borrowings increased $25,000 from $28,000 for the six months ended September 30, 2009 to $53,000 for the same period of 2010. The increase is due to the increase of $5.8 million, or 37.9%, from $15.2 million for the six- months ended September 30, 2009 to $21.0 million for the six-months ended September 30, 2010 in the average daily balance of other and short-term borrowings. The average rate paid increased for the September 2010 six-month period by 14 basis points to 0.51% from 0.37% for the same period in September 2009.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Provision for Loan Losses

The provision for loan losses for the six-months ended September 30, 2010 was $90,000 with a 50.0% decrease over the provision of $180,000 for the September 30, 2009 six-month period. The provision for both periods reflects management's analysis of the Company's loan portfolio based on the information which was available to the Company. Management meets on a quarterly basis to review the adequacy of the allowance for loan losses based on Company guidelines. Classified loans are reviewed by the loan officers to arrive at specific reserve levels for those loans. Once the specific reserve for each loan is calculated, management calculates general reserves for each loan category based on a combination of loss history adjusted for current national and local economic conditions, trends in delinquencies and charge-offs, trends in volume and term of loans, changes in underwriting standards, and industry conditions. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company's management believes that, as of September 30, 2010, its allowance for loan losses was adequate.

Non-Interest Income

Non-interest income categories for the six-month periods ended September 30, 2010 and 2009 are shown in the following table:

	Six Months Ended September 30,
	2010	2009	% Change
	(In thousands)
Non-interest income:
Charges and fees on deposit accounts	$489	$476	2.7%
Charges and other fees on loans	158	178	(11.2)
Net gain on sale of loans	341	182	87.4
Net gain on sale of foreclosed property	15	—	—
Net realized gain on sale of available for sale securities	—	106	(100.0)
Net gain on sale of equipment	4	—	—
Other	267	239	11.7

Total Non-Interest Income	$1,274	$1,181	7.9%

Non-interest income increased $93,000 when comparing the six-months ended September 30, 2010 to September 30, 2009 as a result of the increase in charges and fees on deposit accounts of $13,000, the increase of $159,000 in net gain on sale of loans, the $15,000 increase on net gain on sale of foreclosed assets, and the increase of $28,000 in other non-interest income offset, in part by the decrease in the realized gain on sale of securities of $106,000, and the $20,000 decrease in charges and other fees on loans. The increase in charges and fees on deposit accounts came from fees received on insufficient and overdraft charges. With the implementation of Regulation E, which will not allow assessing an overdraft charge for ATM or one-time debit card transactions without the customer opting in to an overdraft program sponsored by the Company, future income from overdraft charges could decrease. The $28,000 increase in other non-interest income is primarily from interchange income from debit card usage by customers. The Company promotes a checking account product that rewards customers for debit card usage.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Non-Interest Expense

Non-interest expense categories for the six-month periods ended September 30, 2010 and 2009 are shown in the following table:

	Six Months Ended September 30,
	2010	2009	% Change
	(In thousands)
Non-interest expense:
Compensation and employee benefits	$1,538	$1,340	14.8%
Occupancy and equipment	352	360	(2.2)
Data processing	140	126	11.1
Audit, legal and other professional	142	192	(26.0)
Advertising	134	177	(24.3)
Telephone and postage	96	104	(7.7)
FDIC insurance	103	181	(43.1)
Loss on cost basis equity security	—	137	(100.0)
Other	298	341	(12.6)

Total Non-Interest Expense	$2,803	$2,958	(5.2)%

For the six-months ended September 30, 2010, compensation expense increased $198,000 over the six-months ended September 30, 2009 primarily due to the $107,000 increase in market value of the shares held in the Directors Retirement Plan, a $59,000 net increase in salaries and accrued paid time off days and a $24,000 increase in health insurance costs.

Audit, legal and other professional services decreased $50,000 when comparing the September 2010 and 2009 six-month periods due to decreased costs related to Sox-404 compliance.

Advertising expense decreased $43,000 for the six-months ended September 30, 2010 when compared to the same period of the prior year due to a decreased budget being allocated for marketing expense.

Telephone and postage expense decreased by $8,000 for the six-months ended September 30, 2010 when compared to the same period in 2009. The reduction can be attributed, in part, to the use of electronic statements for customers.

The decrease of $78,000 in Federal Deposit Insurance Corporation (“FDIC”) insurance when comparing the six-months ended September 30, 2010 to the same period in the prior year was due the additional 5 basis point special assessment on each insured depository institution's assets minus Tier 1 capital that was calculated as of June 30, 2009 and collected on September 30, 2009. The additional amount imposed on the Company, as a result of the June 30, 2009 final rule, was approximately $81,000. There was no special assessment for the six-months ended September 30, 2010.

The Company recognized a loss of $137,000 during the six-months ended September 30, 2009 related to a cost basis equity security investment in a financial institution. During the six-months ended September 30, 2010, the Company did not record any losses associated with cost basis equity securities.

Income Tax Expense

The provision in income tax expense increased $334,000, or 463.9%, for the six-months ending September 30, 2010, compared to the same period in 2009. The increases can be attributed to increased profitability. The effective tax rate for the six-months ended September 30, 2010 and 2009 were 33.1% and 35.8%, respectively.

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

Liquidity resources are used principally to meet outstanding commitments on loans, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. The Company anticipates no foreseeable problems in meeting current loan commitments. At September 30, 2010, outstanding commitments to extend credit amounted to $21.0 million (including $13.7 million, in available revolving and closed-ended commercial and agricultural lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet any foreseeable liquidity needs.

The Bank maintains a $25.7 million line of credit with the FHLB, which can be accessed immediately. As of September 30, 2010 and 2009, there were no advances outstanding for either period. However, the $24.7 million line of credit with the FHLB is reduced by $943,000 for the credit enhancement reserve established as a result of the participation in the FHLB Mortgage Partnership Finance (“MPF”) program. The Bank also maintains a $5.0 million revolving federal funds line of credit with The Independent BankersBank (“TIB”) of which $35,000 was outstanding at September 30, 2010 and no balance outstanding at September 30, 2009. The Company also has a $2.5 million revolving line of credit with an unaffiliated financial institution of which $1.8 million was outstanding at September 30, 2010 and $2.5 million outstanding at September 30, 2009. The Bank has also established borrowing capabilities at the discount window with the Federal Reserve Bank of St. Louis. Investment securities of $3,000,000 have been pledged as collateral. As of September 30, 2010 and 2009, no amounts were outstanding at the Federal Reserve discount window.

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

At September 30, 2010, the Bank’s compliance with all of the aforementioned capital requirements is summarized below:

					To be Well Capitalized
					Under the Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital
(to Risk-Weighted Assets)	$13,896	12.12%	$9,169	8.00%	$11,461	10.00%
Tier I Capital
(to Risk-Weighted Assets)	12,821	11.19	4,584	4.00	6,877	6.00
Tier I Capital
(to Average Assets)	12,821	6.84	7,497	4.00	9,371	5.00

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010 the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

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
Various risks and uncertainties, some of which are difficult to predict and beyond the Company’s control, could negatively impact the Company. As a financial institution, the Company is exposed to interest rate risk, liquidity risk, credit risk, operational risk, risks from economic or maket conditions, and general business risks among others. Adverse experience with these and other risks could have a material impact on the Company’s financial condition and results of operations, as well as the value of its common stock. See the risk factors described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010 and Current Report on Form 10-Q for the period ended June 30, 2010

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by the Company for the quarter ended September 30, 2010 regarding the Company’s common stock.

PURCHASES OF EQUITY SECURITIES BY COMPANY (1)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/2010 – 7/31/2010	500	$33.25	90	7,666
8/1/2010 – 8/31/2010	—	—	—	5,000
9/1/2010– 9/30/2010	—	—	—	5,000
Total	500	$33.25	90	5,000

(1) See Note 5 of Notes to Condensed Consolidated Financial Statements for more information regarding stock purchases.

Item 3.	Defaults Upon Senior Executives
None

Item 4.	Removed and Reserved

Item 5.	Other Information
None

Item 6.	Exhibits

1.	Exhibit 31: Section 302 Certifications

2.	Exhibit 32: Section 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST ROBINSON FINANCIAL
CORPORATION

Date: November 12, 2010	/s/ Rick L. Catt
Rick L. Catt
President and Chief Executive Officer

Date: November 12, 2010	/s/ Jamie E. McReynolds
Jamie E. McReynolds
Chief Financial Officer and Vice President

EXHIBIT INDEX

Exhibit No.

31.1	Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002