Form 10-Q
period 2010-12-31
FIRST ROBINSON FINANCIAL CORP
filed 2011-02-14
CIK 1035991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	_____________________ to ________________________

Commission File Number  001-12969

FIRST ROBINSON FINANCIAL CORPORATION

 (Exact name of registrant as specified in its charter)

DELAWARE	36-4145294
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

501 East Main Street, Robinson, Illinois	62454
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(618) 544-8621

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  427,749 shares of common stock, par value $.01 per share, as of February 11, 2011.

FIRST ROBINSON FINANCIAL CORPORATION
Index to Form 10-Q

Item 1:
FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	(Unaudited)
	December 31, 2010	March 31, 2010
ASSETS

Cash and cash equivalents	$8,248	$6,562
Interest-bearing deposits	4,709	3,475
Federal funds sold	19,730	7,852
Cash and cash equivalents	32,687	17,889
Available-for-sale securities	46,366	55,399
Loans, held for sale	356	88
Loans, net of allowance for loan losses of $1,102 and $973 at December 31, 2010 and March 31, 2010, respectively	120,571	100,063
Federal Reserve and Federal Home Loan Bank stock	1,051	1,008
Premises and equipment, net	3,891	4,018
Foreclosed assets held for sale, net	70	52
Interest receivable	825	906
Prepaid income taxes	39	380
Cash surrender value of life insurance	1,541	1,504
Other assets	1,458	1,682

Total Assets	$208,855	$182,989

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$176,198	$149,312
Other borrowings	16,151	17,621
Short-term borrowings	1,800	1,700
Advances from borrowers for taxes and insurance	173	196
Deferred income taxes	474	779
Interest payable	203	251
Other liabilities	1,127	1,085
Total Liabilities	196,126	170,944

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock, $.01 par value; authorized 500,000 shares, no shares issued and outstanding	—	—
Common stock, $ .01 par value; authorized 2,000,000 shares; 859,625 shares issued; outstanding December 31, 2010– 427,749 shares; March 31, 2010 – 433,198 shares	9	9
Additional paid-in capital	8,769	8,783
Retained earnings	11,160	10,182
Accumulated other comprehensive income	870	976
Treasury stock, at cost
Common: December 31, 2010 – 431,876 shares; March 31, 2010 – 426,427 shares	(8,079)	(7,905)

Total Stockholders’ Equity	12,729	12,045

Total Liabilities and Stockholders’ Equity	$208,855	$182,989

See Notes to Condensed Consolidated Financial Statements

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine-Month Periods Ended December 31, 2010 and 2009
(In thousands, except per share data)
(Unaudited)

	Three-Month Period		Nine-Month Period

	2010	2009	2010	2009

Interest and Dividend Income:
Loans	$1,719	$1,439	$4,884	$4,200
Securities:
Taxable	378	463	1,249	1,547
Tax-exempt	29	31	89	106
Other interest income	10	1	19	7
Dividends on Federal Reserve Bank stock	3	3	8	8

Total Interest and Dividend Income	2,139	1,937	6,249	5,868

Interest Expense:
Deposits	578	741	1,789	2,486
Other borrowings	26	31	80	59

Total Interest Expense	604	772	1,869	2,545

Net Interest Income	1,535	1,165	4,380	3,323

Provision for Loan Losses	75	1,072	165	1,252

Net Interest Income After Provision for Loan Losses	1,460	93	4,215	2,071

Non-interest income:
Charges and fees on deposit accounts	239	270	728	747
Charges and other fees on loans	107	79	265	256
Net gain on sale of loans	207	100	548	282
Net gain (loss) on sale of foreclosed property	—	(2)	15	(2)
Net realized gain on sale of available-for-sale investments	—	—	—	106
Net gain on sale of equipment	—	—	4	—
Other	142	127	409	366

Total Non-Interest Income	695	574	1,969	1,755

Non-interest expense:
Compensation and employee benefits	680	684	2,218	2,024
Occupancy and equipment	198	174	549	534
Data processing	74	59	214	186
Audit, legal and other professional	62	91	204	284
Advertising	64	87	198	263
Telephone and postage	56	45	152	148
FDIC insurance	55	54	159	234
Loss on cost basis equity investment	—	60	—	197
Other	168	158	466	499

Total Non-Interest Expense	1,357	1,412	4,160	4,369

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
For the Three and Nine-Month Periods Ended December 31, 2010 and 2009
(In thousands, except per share data)
(Unaudited)

	Three-Month Period		Nine-Month Period
	2010	2009	2010	2009

Income (loss) before income taxes	$798	$(745)	$2,024	$(543)

Provision (benefit) for income taxes	275	(285)	681	(212)

Net Income (Loss)	$523	$(460)	$1,343	$(331)

Earnings (Loss) Per Share-Basic	$1.27	$(1.10)	$3.25	$(0.79)
Earnings (Loss) Per Share-Diluted	$1.22	$(1.10)	$3.13	$(0.79)

See Notes to Condensed Consolidated Financial Statements

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine-Month Periods Ended December 31, 2010 and 2009
(In thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury		Comprehensive
	Shares	Amount	Capital	Earnings	Income	Stock	Total	Income

Balance, April 1, 2009	435,232	$9	$8,791	$10,560	$782	$(7,835)	$12,307

Comprehensive income
Net loss				(331)			(331)	$(331)

Unrealized appreciation on available-for-sale securities, net of taxes of $188								269
Less reclassification adjustment for realized gains included in income net of taxes $35								71
Total unrealized appreciation on available-for-sale securities, net of taxes of $153					198		198	198

Total comprehensive loss								$(133)

Treasury shares purchased	(2,034)					(70)	(70)
Dividends on common stock, $0.80 per share				(348)			(348)
Incentive compensation			(18)				(18)

Balance, December 31, 2009	433,198	$9	$8,773	$9,881	$980	$(7,905)	$11,738

Balance, April 1, 2010	433,198	$9	$8,783	$10,182	$976	$(7,905)	$12,045

Comprehensive income
Net income				1,343			1,343	$1,343
Change in unrealized appreciation on available-for-sale securities, net of taxes of $(67)					(106)		(106)	(106)

Total comprehensive income								$1,237

Treasury shares purchased	(5,449)					(174)	(174)
Dividends on common stock, $0.85 per share				(365)			(365)
Incentive compensation			(14)				(14)

Balance, December 31, 2010	427,749	$9	$8,769	$11,160	$870	$(8,079)	$12,729

See Notes to Condensed Consolidated Financial Statements

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine-Month Periods Ended December 31, 2010 and 2009
(In thousands)
(Unaudited)

	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,343	$(331)
Items not requiring (providing) cash
Depreciation and amortization	233	236
Provision for loan losses	165	1,252
Amortization of premiums and discounts on securities	204	230
Amortization of loan servicing rights	202	83
Deferred income taxes	(238)	7
Originations of mortgage loans held for sale	(33,325)	(24,492)
Proceeds from the sale of mortgage loans	33,604	25,096
Net gain on loans sold	(548)	(282)
Net (gain) loss on sale of foreclosed property	(15)	2
Net gain on sale of equipment	(4)	—
Loss on cost basis equity investment	—	197
Net realized gain on sale of securities	—	(106)
Cash surrender value of life insurance	(37)	(39)
Changes in:
Interest receivable	81	45
Other assets	13	(941)
Interest payable	(48)	(76)
Other liabilities	42	100
Income taxes, prepaid	341	(221)

Net cash provided by operating activities	2,013	760

Cash flows from investing activities:
Purchase of available-for-sale securities	(2,631)	(31,100)
Proceeds from maturities of available-for-sale securities	3,550	1,820
Proceeds from sales of available-for-sale securities	—	15,448
Repayment of principal on mortgage-backed securities	7,737	9,703
Purchase of Federal Home Loan Bank stock	(43)	(195)
Net change in loans	(20,742)	(12,071)
Purchase of premises and equipment	(117)	(333)
Proceeds from sale of equipment	24	—
Proceeds from sale of foreclosed assets	67	44

Net cash used in investing activities	(12,155)	(16,684)

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For The Nine-Month Periods Ended December 31, 2010 and 2009
(In thousands)
(Unaudited)

	2010	2009
Cash flows from financing activities:
Net increase in deposits	$26,886	$5,252
Proceeds from other borrowings	97,857	86,950
Repayment of other borrowings	(99,327)	(76,841)
Advances from Federal Home Loan Bank	10	5,500
Repayment of advances from Federal Home Loan Bank	(10)	(5,500)
Borrowings from Federal Reserve Bank	10	—
Repayment of borrowings from Federal Reserve Bank	(10)	—
Net change in from short-term borrowings	100	2,500
Purchase of incentive plan shares	(14)	(18)
Purchase of treasury stock	(174)	(70)
Dividends paid	(365)	(348)
Net increase in advances from borrowers for taxes and insurance	(23)	(66)

Net cash provided by financing activities	24,940	17,359

Increase in cash and cash equivalents	14,798	1,435

Cash and cash equivalents at beginning of period	17,889	13,709

Cash and cash equivalents at end of period	$32,687	$15,144

Supplemental Cash Flows Information:

Interest paid	$1,917	$2,621

Income taxes paid (net of refunds)	454	—

Real estate acquired in settlement of loans	70	—

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The condensed consolidated financial statements include the accounts of First Robinson Financial Corporation (the “Company”) and its wholly owned subsidiary, First Robinson Savings Bank, National Association (the “Bank”).  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission.  The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on  Form 10-Q and Article 8-03 of Regulation of S-X.  Accordingly, they do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in stockholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management of the Company, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at December 31, 2010, the results of its operations for the three and nine month periods ended December 31, 2010 and 2009, the changes in stockholders’ equity for the nine month periods ended December 31, 2010 and 2009, and cash flows for the nine month periods ended December 31, 2010 and 2009.  The results of operations for those months ended December 31, 2010 are not necessarily indicative of the results to be expected for the full year.

The Condensed Consolidated Balance Sheet of the Company, as of March 31, 2010, has been derived from the audited Consolidated Balance Sheet for the Company as of that date.

2.	Newly Adopted and Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,”  which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables.  The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan losses receivables.  Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable.  Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required.  The dislcosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance.  ASU 2010-20 is effective for interim and annual reporting periods after December 15, 2010.  The Company has adopted the provisions of ASU 2010-20 and has provided the required disclosure in this December 31, 2010 Report on Form 10-Q.

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

Following is a description of the valuation methodologies and inputs used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheet at December 31, 2010 and March 31, 2010.

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

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the FASB  ASC No. 820 hierarchy in which the fair value measurements fall as of  December 31, 2010 and March 31, 2010 (in thousands):

	Carrying value at December 31, 2010
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government sponsored enterprises (GSE)	$12,413	$—	$12,413	$—
Mortgage-backed, GSE residential	28,442	—	28,442	—
Mortgage-backed, GSE commercial	1,462	—	1,462	—
State and political subdivisions	4,049	—	4,049	—
Total available-for-sale securities	$46,366	$—	$46,366	$—

	Carrying value at March 31, 2010
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government sponsored enterprises (GSE)	$15,191	$—	$15,191	$—
Mortgage-backed, GSE residential	36,472	—	36,472	—
State and political subdivisions	3,736	—	3,736	—
Total available-for-sale securities	$55,399	$—	$55,399	$—

The Company may be required, from time to time, to measure certain other financial assets and liabilities on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.   Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.

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

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Foreclosed Assets Held for Sale

Fair value of foreclosed assets held for sale is based on market prices determined by appraisals less discounts for costs to sell.  Foreclosed assets held for sale are classified within Level 2 of the valuation hierarchy.

The following table presents the fair value measurement of assets measured at fair value on  a nonrecurring basis and the level within the FASB ASC No. 820 fair value hierarchy in which the fair value measurements fall at December 31, 2010 and  March 31, 2010:

Carrying value at December 31, 2010
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$590	$—	$—	$590

		Carrying value at March 31, 2010
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$66	$—	$—	$66
Mortgage servicing rights	422	—	—	422
Foreclosed assets held for sale, net	52	—	52	—

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

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2010		March 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$8,248	$8,248	$6,562	$6,562
Interest-bearing deposits	4,709	4,709	3,475	3,475
Federal funds sold	19,730	19,730	7,852	7,852
Available-for-sale securities	46,366	46,366	55,399	55,399
Loans held for sale	356	356	88	88
Loans, net of allowance for loan losses	120,571	122,179	100,063	101,214
Federal Reserve and Federal Home Loan Bank stock	1,051	1,051	1,008	1,008
Interest receivable	825	825	906	906

Financial liabilities
Deposits	176,198	165,867	149,312	139,318
Other borrowings	16,151	16,156	17,621	17,630
Short-term borrowings	1,800	1,800	1,700	1,700
Advances from borrowers for taxes and insurance	173	173	196	196
Interest payable	203	203	251	251

Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

4.	Federal Home Loan Bank Stock

The Company owns approximately $879,000 of Federal Home Loan Bank of Chicago (“FHLB”) stock.  During the third quarter of 2007, the FHLB of Chicago received a Cease and Desist Order from its regulator, the Federal Housing Finance Board.  The order generally prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board.  The FHLB will continue to provide liquidity and funding through advances.  The FHLB had not declared a dividend since July 24, 2007, however in January 2011, the FHLB declared a cash dividend at an annualized rate of 10 basis points per share, based on preliminary financial results for the fourth quarter of 2010.  The dividend will be paid on February 14, 2011.  Management performed an analysis and deemed the Company’s cost method investment in FHLB stock to be recoverable as of December 31, 2010.

5.	Authorized Share Repurchase Program

The Board of Directors voted, on August 17, 2010, to approve a stock repurchase program of approximately 5,000 shares, or approximately 1.2% of the Company’s issued and outstanding shares.  The repurchase program will expire the earlier of the completion of the purchase of the shares or August 16, 2011.  As of December 31, 2010, there had been 955 shares purchased during the program approved August 17, 2010.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Investment Securities

The amortized cost and approximate fair values of available-for-sale securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
		(In thousands)
December 31, 2010
U.S. government sponsored enterprises (GSE)	$12,103	$310	$—	$12,413
Mortgage-backed securities, GSE, residential	27,342	1,101	(1)	28,442
Mortgage-backed securities, GSE, commercial	1,502	—	(40)	1,462
State and political subdivisions	3,997	54	(2)	4,049

	$44,944	$1,465	$(43)	$46,366
March 31, 2010
U.S. government sponsored enterprises (GSE)	$14,852	$339	$—	$15,191
Mortgage-backed securities, GSE residential	35,308	1,186	(22)	36,472
State and political subdivisions	3,644	96	(4)	3,736

	$53,804	$1,621	$(26)	$55,399

The amortized cost and fair value of available-for-sale securities at December 31, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)

Within one year	$5,345	$5,412
One to five years	10,338	10,623
Five to ten years	417	427

	16,100	16,462
Mortgage-backed securities	28,844	29,904

Totals	$44,944	$46,366

There were no sales of investment securities during the nine months ended December 31, 2010. Proceeds from the sale of investment securities available-for-sale during the nine-months ended December 31, 2009 were $15,448,000.  Gross gains of $113,000 and gross losses of $7,000 were realized on the sales for the nine-months ended December 31, 2009.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows our investments’ gross unrealized losses and fair value (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010 and March 31, 2010.  At December 31, 2010, the Company does not hold any security that it considers other-than-temporarily impaired.

Description of Securities	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
As of December 31, 2010
Mortgage-backed securities, GSE, residential	$429	$1	$—	$—	$429	$1
Mortgage-backed securities, GSE, commercial	1,462	40	—	—	1,462	40
State and political subdivisions	529	2	—	—	529	2
Total temporarily impaired securities	$2,420	$43	$—	$—	$2,420	$43

As of March 31, 2010
Mortgage-backed securities, GSE, residential	$2,712	$22	$—	$—	$2,712	$22
State and political subdivisions	303	2	227	2	530	4
Total temporarily impaired securities	$3,015	$24	$227	$2	$3,242	$26

There are four securities in unrealized loss positions in the investment portfolio at December 31, 2010, due to interest rate changes and not credit events.  The unrealized losses are considered temporary and, therefore, have not been recognized into income, because the issuers are of high credit quality and management has the ability and intent to hold for the foreseeable future.  The fair values are expected to recover as the investments approach their maturity dates or there is a downward shift in interest rates.  All but one of the mortgage-backed securities in the portfolio are residential properties.  One of the mortgage-backed securities with a temporary loss is secured by 5 or more dwelling units.

7.	Accumulated Other Comprehensive Income

Other comprehensive income components and related taxes were as follows at  December 31:

	2010	2009
	(In thousands)

Unrealized gains on available-for-sale securities	$173	$456
Less reclassification adjustment for realized gains included in income	—	106

Other comprehensive income, before tax effect	173	350
Less tax expense	67	152

Other comprehensive income related to available-for-sale securities	$106	$198

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	December 31, 2010	March 31, 2010
	(In thousands)

Net unrealized gain on securities available for sale	$1,422	$1,595
Tax effect	(552)	(619)

Net-of-tax amount	$870	$976

8.	Loans and Allowance for Loan Losses

Categories of loans include:

	December 31, 2010	March 31, 2010
	(In thousands)
Mortgage loans on real estate:
Residential:
1-4 Family	$42,746	$41,349
Construction	5,636	4,222
Second mortgages	1,567	1,386
Equity lines of credit	3,922	3,819
Commercial	32,168	21,843
Total mortgage loans on real estate	86,039	72,619
Commercial loans	20,387	18,883
Consumer/other loans	15,574	9,834
States and municipal government loans	945	1,885

Less
Net deferred loan fees, premiums and discounts	9	4
Undisbursed portion of loans	907	2,093
Allowance for loan losses	1,102	973

Net loans	$120,927	$100,151

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December  31, 2010 and 2009:

	2010
	Commercial Real Estate	Residential Real Estate	Commercial	Consumer/ Other Loans	State and Municipal Government	Total
	(In thousands)
Allowance for loan losses:
Balance, beginning of year	$593	$72	$279	$29	$—	$973
Provision charged to expense	(95)	303	(70)	27	—	165
Losses charged off	18	31	1	40	—	90
Recoveries	24	—	—	30	—	54
Balance, end of period	$504	$344	$208	$46	$—	$1,102
Ending balance: individually evaluated for impairment	$152	$281	$74	$17	$—	$524
Ending balance: collectively evaluated for impairment	$352	$63	$134	$29	$—	$578

Loans:
Ending balance	$32,168	$53,871	$20,387	$15,574	$945	$122,945
Ending balance: individually evaluated for impairment	$2,931	$1,397	$1,543	$21	$—	$5,892
Ending balance: collectively evaluated for impairment	$29,237	$52,474	$18,844	$15,553	$945	$117,053

	2009
	Commercial Real Estate	Residential Real Estate	Commercial	Consumer/ Other Loans	State and Municipal Government	Total
	(In thousands)
Allowance for loan losses:
Balance, beginning of year	$458	$66	$222	$34	$—	$780
Provision charged to expense	89	157	31	975	—	1,252
Losses charged off	—	130	—	1,017	—	1,147
Recoveries	—	—	—	46	—	46
Balance, end of period	$547	$93	$253	$38	$—	$931

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2010:

	Commercial Real Estate	Residential Real Estate	Commercial	Consumer/Other Loans	State and Municipal Government	Total
	(In thousands)
Rating:
Pass	$29,243	$52,552	$18,969	$15,542	$812	$117,118
Watch	1,339	262	—	4	133	1,738
Special Mention	593	147	1,067	—	—	1,807
Substandard	602	399	273	6	—	1,280
Doubtful	391	511	78	22	—	1,002
Total	$32,168	$53,871	$20,387	$15,574	$945	$122,945

The following tables present the Company’s loan portfolio aging analysis as of December  31, 2010:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Non- accrual	Total Loans Past Due and Non- accrual	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
	(In thousands)
Real Estate:
Residential:
1-4 Family	$54	$54	$—	$185	$293	$42,453	$42,746	$—
Construction	—	—	—	—	—	5,636	5,636	—
Second mortgages	—	—	—	—	—	1,567	1,567	—
Equity lines of credit	—	—	—	10	10	3,912	3,922	—
Commercial real estate	—	—	—	—	—	32,168	32,168	—
Commercial	—	—	—	78	78	20,309	20,387	—
Consumer/other loans	97	13	—	10	120	15,454	15,574	—
State and municipal government	—	—	—	—	—	945	945	—

Total	$151	$67	$—	$283	$501	$122,444	$122,945	$—

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s nonaccrual loans at December 31, 2010  and March 31, 2010.  This table excludes purchased impaired loans and performing troubled debt restructurings.

	December 31, 2010	March 31, 2010
	(In thousands)
Residential:
1-4 Family	$185	$85
Equity line of credit	10	—
Commercial real estate	—	32
Commercial	78	13
Consumer/other loans	10	5

Total	$283	$135

9.	Lines of Credit

The Company’s $2.5 million revolving line of credit note payable matures September 30, 2011.  The balance of the revolving line of credit was $1,800,000 and $1,700,000 as of December, 2010 and March 31, 2010, respectively.  The note bears interest at the prime commercial rate with a floor of 3.50% which was the rate on December 31, 2010 and is secured by 100% of the stock of the Bank.

The Bank maintains a $5,000,000 revolving line of credit, of which no amounts outstanding at December 31, 2010 or at March 31, 2010, with an unaffiliated financial institution. The line bears interest at the federal funds rate of the financial institution (1.15% at December 31, 2010), has an open-end maturity and is unsecured if used for less than thirty (30) consecutive days.

The Bank has also established borrowing capabilities at the Federal Reserve Bank of St. Louis discount window. Investment securities of $3,000,000 have been pledged as collateral.  As of  December 31, 2010 and March 31, 2010 no amounts were outstanding.   The primary credit borrowing rate at December 31, 2010 was 0.50%, has a term of up to 90 days, and has no restrictions on use of the funds borrowed.

10.	Other Borrowings

Other borrowings included the following:

	December 31, 2010	March 31, 2010
	(In thousands)

Securities sold under repurchase agreements	$16,151	$17,621

Securities sold under agreements to repurchase consist of obligations of the Company to other parties.  The obligations are secured by investments and such collateral is held by the Company in safekeeping at a correspondent bank.  The maximum amount of outstanding agreements at any month end during the nine months ending December 31, 2010 and the year ending March 31, 2010 totaled $20,388,000 and $20,023,000, respectively. The monthly average of such agreements totaled $18,277,000 for the nine months ending December 31, 2010 and $15,222,000 for the year ending March 31, 2010. The average rate on the agreements for the nine months ending December 31, 2010 was 0.18% and 0.14% for the twelve months ending March 31, 2010.  The agreements at December 31, 2010, mature periodically within 24 months.

The Company has a repurchase agreement with one customer with an outstanding balance of $8.9 million at December 31, 2010.  The repurchase agreement matures daily.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Earnings (Loss) Per Share for the Three-Month Periods

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share gives effect to the increase in the average shares outstanding resulting from the exercise of dilutive stock options and the effect of the incentive plan shares. The Company had 16,267 incentive plan shares outstanding at December 31, 2009 that were excluded from the calculation as they were anti-dilutive.  The components of basic and diluted earnings (loss) per share for the three months ended December 31, 2010 and 2009 were computed as follows (dollar amounts in thousands except share data):

		Weighted
	Income	Average	Per Share
	(Loss)	Shares	Amount

For the Three-Months Ended December 31, 2010:

Basic Earnings per Share:
Income available to common stockholders	$523	412,263	$1.27

Effect of Dilutive Securities:
Incentive plan shares		16,280

Diluted Earnings per Share:
Income available to common stockholders	$523	428,543	$1.22

For the Three-Months Ended December 31, 2009:

Basic Earnings (Loss) per Share:
Income (loss) available to common stockholders	$(460)	416,931	$(1.10)

Effect of Dilutive Securities:
Incentive plan shares		—

Diluted Earnings (Loss) per Share:
Income (loss) available for common stockholders	$(460)	416,931	$(1.10)

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.   Earnings (Loss) Per Share for the Nine-Month Periods

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share gives effect to the increase in the average shares outstanding which would have resulted from the exercise of dilutive stock options.  The Company had 16,267 incentive plan shares outstanding at December 31, 2009 that were excluded from the calculation as they were anti-dilutive.    The components of basic and diluted earnings  (loss) per share for the nine months ended December 31, 2010 and 2009 were computed as follows (dollar amounts in thousands except share data):

	Weighted
	Income	Average	Per Share
	(Loss)	Shares	Amount

For the Nine-Months Ended December 31, 2010:

Basic Earnings per Share:
Income available to common stockholders	$1,343	412,930	$3.25

Effect of Dilutive Securities:
Unearned incentive plan shares		16,132

Diluted Earnings per Share:
Income available to common stockholders	$1,343	429,062	$3.13

For the Nine-Months Ended December 31, 2009:

Basic Earnings (Loss) per Share:
Income (loss) available to common stockholders	$(331)	418,032	$(0.79)

Effect of Dilutive Securities:
Unearned incentive plan shares		—

Diluted Earnings (Loss) per Share:
Income (loss) available for common stockholders	$(331)	418,032	$(0.79)

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

Overview and Recent Developments

The Company is the holding company for First Robinson Savings Bank, National Association (the “Bank”). The Company is headquartered in Robinson, Illinois and the Bank operates three full service banking offices and one drive-up facility in Crawford County, Illinois and one full service banking office in Knox County, Indiana.  Assets grew $25.9 million, or 14.1%, from $183.0 million at March 31, 2010 to $208.9 million at December 31, 2010.  See “Financial Condition” for more information. The Company is reporting net income of $523,000 for the three month period and $1,343,000 for the nine month period ending December 31, 2010, versus a net loss of $460,000 in the three months ending December 31, 2009 and a net loss of $331,000 for the nine months ended December 31, 2009.  See “Results of Operations” for further information. Basic and diluted earnings per share for the three month period ending December 31, 2010 were $1.27 and $1.22, respectively, per share compared to basic and diluted losses per share of $(1.10) for the three-months ended December 31, 2009. For the nine-months ended December 31, 2010, basic earnings per share are being reported at $3.25 with diluted earnings per share at $3.13 compared to basic and diluted losses per share of $(0.79) for the nine months ended December 31, 2009.  Diluted earnings per share reflect incentive plan shares and the potential dilutive impact of stock options granted under the stock option plan and the effect of the incentive plan shares, however, if there is a net loss, dilutive shares are not included in the calculation as they become anti-dilutive.  We continue to maintain a strong presence in the community and are one of the few independent community banks in our primary market area.  To visit First Robinson Savings Bank on the web, go to  www.frsb.net.

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

In this respect, it is noteworthy that preemptive rights heretofore granted to national banking associations by the OCC under the National Bank Act, and to federal savings banks by the Office of Thrift Supervision (which will be merged into the OCC) under the Home Owners Loan Act, will be diminished with respect to consumer financial laws and regulations.  Thus, Congress has authorized states to enact their own substantive protections and to allow state attorneys general to initiate civil actions to enforce federal consumer protections.  In this respect the Company will be subject to regulation by a new consumer protection bureau housed within the Federal Reserve, known as the Bureau of Consumer Financial Protection.  The Bureau will consolidate enforcement currently undertaken by myriad financial regulatory agencies, and will have substantial power to define the rights of consumers and responsibilities of providers, including the Company.  In addition, and among many other legislative changes that the Company will assess, the Company will (1) experience a new assessment model from the FDIC based on assets, not deposits, (2) be required to retain some credit risk for certain mortgages it sells into secondary markets via asset backed securities, (3) be subject to enhanced executive compensation and corporate governance requirements, and (4) be able, for the first time (and perhaps competitively compelled) to offer interest on business transaction and other accounts.

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

The following table sets forth the Company’s loan delinquencies by type, by amount and by percentage of type at December 31, 2010.

	Loans Delinquent For:
	30-89 Days(1)			90 Days and Over(1)			Nonaccrual			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
						(Dollars in thousands)
Real Estate:
1-4 Family	5	$108	0.25%	—	—	—	3	$185	0.43%	8	$293	0.68%
Equity line of credit	—	—	—	—	—	—	1	10	0.25	1	10	0.25
Consumer and other loans	10	110	0.71	—	—	—	2	10	0.06	12	120	0.77
Commercial business and agricultural finance	—	—	—	—	—	—	3	78	0.38	3	78	0.38

Total	15	$218	0.18%	—	—	—	9	$283	0.23%	24	$501	0.41%

(1)	Loans are still accruing.

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

	December 31,	March 31,	December 31,
	2010	2010	2009
		(In thousands)
Non-accruing loans:
1-4 Family	$185	$85	$108
Equity line of credit	10	—	—
Commercial real estate	—	32	—
Consumer and other loans	10	5	6
Commercial	78	13	16
Total	283	135	130

Foreclosed/Repossessed assets:
1-4 Family	70	52	—
Total	70	52	—

Total non-performing assets	$353	$187	$130
Total as a percentage of total assets	0.17%	0.10%	0.07%

Gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $4,000 for the three months and $14,000 for the nine months ended December 31, 2010 and $3,000 for the three months and $8,000 for the ninemonths ended December 31, 2009.

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

In connection with the filing of its periodic reports with the OCC and in accordance with its classification of assets policy, the Company regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations.  On the basis of management’s review of its assets, at December 31, 2010, the Company had classified a total of $1,280,000 of its assets as substandard and $1,002,000 as doubtful.  At December 31, 2010, total classified assets comprised $2,282,000, or 17.9% of the Company’s capital, and 1.1% of the Company’s total assets.  Total classified assets have increased by approximately $1.2 million, or 115.7% from March 31, 2010.  The increase can be partially attributed to two large commercial credits

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

whose earnings declined due to the economic downturn and to a borrower with residential property, located in Colorado, that was sold for a loss.  Both commercial businesses have seen an increase in earnings during calendar 2010 and the credits will be reevaluated within the next three months.  The Company does not expect any losses associated with the commercial credits.  However, the Company will sustain a loss of approximately $375,000 on the residential property.

Other Loans of Concern.  As of December 31, 2010, there were $3.5 million in loans identified, but not classified, by the Company with respect to which known information about the possible credit problems of the borrowers or the cash flows of the business have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

Real estate properties acquired through foreclosure are recorded at the fair value minus 20% of the fair value if the property is appraised at $50,000 or less.  If the property is appraised at greater than $50,000, then the property is recorded at the fair value less 10% of the fair value.  If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer.  Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations.  At December 31, 2010, the Bank had one residential property and a commercial building acquired through foreclosure.  The properties are listed for sale.

Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination.  Future additions to the Company’s allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance.  In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank’s operations.  Such agencies may require the Bank to increase the Bank’s allowance for loan losses, increase classified assets, or take other actions that could significantly affect the Company’s earnings based upon their judgment of the information available to them at the time of their examination.  At December 31, 2010, the Company had a total allowance for loan losses of $1,102,000, representing 0.91% of the Company’s loans, net.   At March 31, 2010, the Company’s total allowance for loan losses to the Company’s loans, net was at 0.97%.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

The distribution of the Company’s allowance for losses on loans at the dates indicated is summarized as follows:

	December 31, 2010			March 31, 2010
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Real Estate:
Residential	344	$53,871	43.82%	72	$50,776	49.19%
Commercial	504	32,168	26.16	593	21,843	21.16
Commercial loans	208	20,387	16.58	279	18,883	18.29
Consumer/other loans	46	15,574	12.67	29	9,834	9.53
State and municipal government	—	945	0.77		1,885	1.83
Gross Loans		122,945	100.00%		103,221	100.00%

Deferred loan fees		(9)			(4)
Undisbursed portion of loans		(907)			(2,093)
Total	$1,102	$122,029		$973	$101,124

The following table sets forth an analysis of the Company’s allowance for loan losses.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
	(Dollars in thousands)

Balance at beginning of period	$1,060	$893	$973	$780

Charge-offs:
One- to four-family	—	62	31	130
Commercial non-residential real estate	18	—	18	—
Commercial business	1	—	1	—
Consumer and other loans	19	1,005	40	1,017
Total charge-offs	38	1,067	90	1,147

Recoveries:
Commercial non-residential real estate	—	—	24	—
Consumer and other loans	5	33	30	46
Total recoveries	5	33	54	46

Net charge-offs .	33	1,034	36	1,101
Additions charged to operations	75	1,072	165	1,252
Balance at end of period	$1,102	$931	$1,102	$931

Ratio of net charge-offs during the period to average loans outstanding during the period	0.03%	1.07%	0.03%	1.91%

Ratio of net charge-offs during the period to average non-performing assets	8.53%	534.49%	13.04%	435.93%

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Financial Condition
December 31, 2010 Compared to March 31, 2010

Total assets of the Company increased by $25.9 million, or 14.1%, to $208.9 million at December 31, 2010 from $183.0 million at March 31, 2010. The increase in assets was primarily due to an increase of $20.5 million, or 20.5%, loans receivable, net, and an increase of $14.8 million, or 82.7% in cash and cash equivalents offset by a decrease of $9.0 million, or 16.3%, in available for sale securities.

The increase of $14.8 million in cash and cash equivalents was mainly derived from the increase of $11.9 million in federal funds sold.  This increase can be attributed, primarily, to the growth of funds on deposit from a local commercial business.

Available-for-sale securities decreased to $46.4 million at December 31, 2010 compared to $55.4 million at March 31, 2010, a $9.0 million decrease. The decrease resulted from the maturity of $3.6 million in available-for-sale securities, the repayment of $7.7 million in mortgage-backed securities and the amortization of $204,000 of premiums and discounts on investments, and the decrease of $173,000 in the market valuation of the available-for-sale portfolio, offset by the purchase of $2.6 million of available-for-sale securities. The investment portfolio is managed to limit the Company's exposure to credit risk by investing primarily in mortgage-backed securities and other  securities  which are either  directly or indirectly backed by the federal government or a local municipal government.

The Company's net loan portfolio including loans held for sale increased by $20.5 million to $120.6 million at December 31, 2010 from $100.1 million at March 31, 2010. The increase can be attributed to: loans on residential real estate, including one- to four-family loans, equity lines of credit, second mortgages and residential construction loans, increasing by $3.1 million, or 6.1%; commercial real estate increasing by $10.3 million, or 47.3%; consumer and other loans increasing by $5.7 million, or 58.4%; commercial business and agricultural finance loans increasing by $1.5 million, or 8.0% along with the reduction of $1.2 million in undisbursed loan funds.  These increases were offset, in part, by the decrease in loans to state and municpal governments by $940,000, or 49.9%.  The increase in commercial real estate can be attributed to the Vincennes market where there are more opportunities for this type of lending.   The increase in consumer and other loans reflects our more aggressive policy in writing indirect loans for vehicles.

At December 31, 2010, the allowance for loan losses was $1,102,000, or 0.91% of the net loan portfolio, an increase of $129,000 from the allowance for loan losses at March 31, 2010 of $973,000, or 0.97% of the net loan portfolio. During the nine-months ended December 31, 2010, the Company charged off $90,000 in loan losses; $40,000 from consumer and other loans, $31,000 in loans secured by one- to- four family properties and $1,000 from commercial business and agricultural finance loans. The charge offs were offset by recoveries of $54,000 derived from $30,000 in consumer and other loans and $24,000 in non-residential commercial loans.    Management reviews the adequacy of the allowance for loan losses quarterly, and believes that its allowance is adequate; however, the Company cannot assure that future chargeoffs and/or provisions will not be necessary.  See “Asset Quality” for further information on delinquencies.

The Company has two foreclosed real estate properties held for sale at December 31, 2010 consisting of one residential property and one commercial non-residential building. Foreclosed assets are carried at lower of cost or fair value.  When foreclosed assets are acquired, any required adjustment is charged to allowance for loan losses.  All subsequent activity is included in current operations.  Both properties are listed for sale.

Total deposits increased by $26.9 million, or 18.0%, to $176.2 million at December 31, 2010 from $149.3 million at March 31, 2010. The increase in total deposits was due to an increase of $16.0 million in non-interest bearing demand deposits, an increase of $10.6 million in savings, NOW, and money market accounts, and an increase of $295,000 in certificates of deposit.

Other borrowings, consisting of repurchase agreements, decreased $1.5 million, or 8.3% from $17.6 million at March 31, 2010 to $16.2 million at December 31, 2010. The obligations are secured by mortgage-backed securities and US Government agency obligations.  At December 31, 2010, the average rate on the repurchase agreements was 0.32% compared to 0.14% at March 31, 2010.  The rate on approximately $15.4 million of the repurchase agreements reprice daily.  All agreements  mature periodically within 24 months.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

The short-term borrowing consists of the Company’s revolving line of credit note payable with an unaffiliated financial institution that matured September 30, 2010 and was renewed for an additional year.  The balance of the revolving line of credit was $1.8 million and $1.7 million as of December 31, 2010 and March 31, 2010, respectively.  The note bears interest at the prime commercial rate with a floor of 3.50% which was the rate on December 31, 2010 and is secured by stock in the Bank.

Stockholders' equity at December 31, 2010 was $12.7 million compared to $12.0 million at March 31, 2010, an increase of $684,000, or 5.7%.  Factors relating to the increase in stockholders’ equity can be attributed primarily to the addition of $1,343,000 of net income, offset by the payment of $365,000 in dividends. These increases were offset by the decrease of $106,000 in accumulated other comprehensive income due to the decrease in the fair value of securities available for sale and by the addition of $174,000 in treasury stock relating to the purchase of 5,449 shares and the purchase of $14,000 in shares related to an incentive plan.

Results of Operations
Comparison of Operating Results for the Three Months Ended December 31, 2010 and 2009

Net Income (Loss)

The Company earned $523,000 for the three month period ending December 31, 2010, versus a net loss of $460,000 in the same period of 2009, an increase of $983,000. Earnings for the three months ended December 31, 2010 were positively impacted by a $1,367,000 increase in net interest income after provision for loan losses, the increase of $121,000, or 21.1%, in non-interest income, and the decrease of $55,000, or 3.9%, in non-interest expense offset by an increase of $560,000 in income tax provision when compared to the prior year. Basic earnings per share for the December 31, 2010 three month period were $1.27 per share versus net loss per share of $(1.10) for the same period of 2009. Diluted earnings per share reflect incentive plan shares and the potential dilutive impact of stock options granted under the stock option plan and the effect of the incentive plan shares, however, if there is a net loss, dilutive shares are not included in the calculation as they become anti-dilutive. Diluted earnings per share for the three months ending December 31, 2010 were $1.22 per share.

Net Interest Income

For the three-month period ended December 31, 2010, net interest income totaled $1,535,000, an increase of 31.8%, or $370,000, compared to the same period of 2009. The increase in the three-month period ended December 31, 2010 versus the comparable period of 2009 was due to a decrease of $168,000, or 21.8%, in total interest expense and the increase of $202,000, or 10.4%, in total interest income.  The increase of $280,000, or 19.5%, in interest income from loans receivable and the increase of $9,000, or 900.0%, in interest earned on deposits were offset by the decrease of $85,000, or 18.4%, in interest income on taxable securities and the decrease of $2,000, or 6.5%, from tax-exempt securities. The decrease in total interest expense is due to the decrease of  $163,000, or 22.0%, in interest expense on deposits along with the decrease of $5,000, or 16.1%, in interest expense on other and short-term borrowings for the three months ended December 31, 2010 compared to the three months ended December 31, 2009.

 For the three-months ended December 31, 2010 total average interest earning assets increased by $22.5 million, or 13.9%, to $184.8 million as of December 31, 2010 from $162.3 million as of December 31, 2009.  The yield on the earning assets decreased by 14 basis points when comparing the three months ended December 31, 2010 to the same period in 2009.  Total average interest bearing liabilities for the three months ended December 31, 2010 were $162.8 million compared to $151.6 million as of December 31, 2009, an increase of $11.2 million, or 7.4%.   The cost on the average interest bearing liabilities decreased by 56 basis points.  For the three-month period ended December 31, 2010, the net interest spread increased 42 basis points to 3.15% versus 2.73% in the comparable period of 2009.

Interest income on loans receivable increased $280,000 to $1,719,000 for the quarter ended December 31, 2010 from $1,439,000 for the quarter ended December 31, 2009 due to the average balance on loans for the quarter ended December 31, 2010 increasing $21.3 million, or 22.0%, to $118.4 million, versus $97.1 million for the same period of 2009.  During the same period, the yield on loans decreased 12 basis points to 5.81% from 5.93% for the December 31, 2010 quarter compared to the December 31, 2009 quarter.  The 12 point basis decrease primarily reflected the low interest rate environment.

Interest income on taxable securities decreased $85,000 to $378,000 for the quarter ended December 31, 2010 from $463,000 for the quarter ended December 31, 2009.  The decrease was derived from a decrease of $57,000 in interest income from mortgage-backed securities and a decrease of $28,000 in interest income from investment securities.  The decrease in interest income from mortgage-backed securities can be attributed to the decrease of $5.4 million in the average balance of mortgage-backed securities from $36.1 million as of December 31, 2009 to $30.7 million as of December 31, 2010.  The decrease in interest income from investment securities can be attributed to the decrease of $3.8 million in the average balance of investment securities from $17.2 million as of December 31, 2009 to $13.4 million as of December 31, 2010.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Interest income on tax-exempt securities decreased $2,000 when comparing the three months ended December 31, 2010 to the same period in the prior year.  The average balance on tax-exempt securities decreased by $314,000 from $4.2 million as of December 31, 2009 compared to $4.5 million as of December 31, 2010.  The average yield on tax-exempt securities decreased 33 basis points from 2.94% as of December 31, 2009 to 2.61% as of December 31, 2010.  The average yield does not reflect the benefit of the higher tax-equivalent yield attributed to municipal securities, which is reflected in income tax expense.

Total interest expense on deposits decreased $163,000 from $741,000 for the three-months ended December 31, 2009 to $578,000 for the three months ended December 31, 2010.  The decrease can be attributed to a 64 basis point decrease in the average rate paid on total deposits from 2.25% as of December 31, 2009 to 1.61% as of December 31, 2010, offset by the increase of $11.9 million in the average balance of deposits from $131.9 million as of December 31, 2009 to $143.8 million as of December 31, 2010.  The decrease in the average rate paid on deposits is a reflection of the low short-term market interest rates.

Interest expense on other and short-term borrowings decreased $5,000 from $31,000 for the three months ended December 31, 2009 to $26,000 for the same period of 2010.  The decrease is due to the decrease of $771,000, or 3.9%, from $19.7 million as of the quarter ended December 31, 2009 to $18.9 million for the three-months ended December 31, 2010 in the average daily balance of other and short-term borrowings.  The average rate paid decreased for the December 2010 quarter by 99 basis points to 0.55% from 0.64% for the December 2009 quarter.

Provision for Loan Losses

The provision for loan losses for the quarter ended December 31, 2010 was $75,000, a $997,000, or 93.0%, decrease over the provision of $1,072,000 for the December 31, 2009 quarter.  The provision for the period ended December 31, 2009 reflects the write off of a loan to a financial institution that failed.  The loan was secured by the stock of the financial institution.  The provision for both periods reflects management's analysis of the Company's loan portfolio based on the information which was available to the Company. Management meets on a quarterly basis to review the adequacy of the allowance for loan losses based on Company guidelines. Classified loans are reviewed by the loan officers to arrive at specific reserve levels for those loans. Once the specific reserve for each loan is calculated, management calculates general reserves for each loan category based on a combination of loss history adjusted for current national and local economic conditions, trends in delinquencies and charge-offs, trends in volume and term of loans, changes in underwriting standards, and industry conditions. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company's management believes that, as December 31, 2010, its allowance for loan losses was adequate.  See “Asset Quality” for additional information.

Non-Interest Income

Non-interest income categories for the three-month periods ended December 31, 2010 and 2009 are shown in the following table:

	Three Months Ended
	December 31,
	2010	2009	% Change
	(In thousands)
Non-interest income:

Charges and fees on deposit accounts	$239	$270	(11.5)%
Charges and other fees on loans	107	79	35.4
Net gain (loss) on sale of foreclosed assets	—	(2)	(100.0)
Net gain on sale of loans	207	100	107.0
Other	142	127	11.8

Total non-interest income	$695	$574	21.1%

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Non-interest income increased $121,000 when comparing the three-months ended December 31, 2010 to December 31, 2009 as a result of the the increase of $107,000 in net gain on sale of loans, the increase of $28,000 in charges and fees on loans and the increase of $15,000 in other non-interest income, offset, in part, by the decrease in charges and fees on deposit accounts of $31,000. The decrease in charges and fees on deposit accounts is a result in part to the implementation of Regulation E, which does not allow assessing an overdraft charge for ATM or one-time debit card transactions without the customer opting in to an overdraft program sponsored by the Company.

Non-Interest Expense

Non-interest expense categories for the three-month periods ended December 31, 2010 and 2009 are shown in the following table:

	Three Months Ended
	December 31,
	2010	2009	% Change
	(In thousands)
Non-interest expense:
Compensation and employee benefits	$680	$684	(0.6)%
Occupancy and equipment	198	174	13.8
Data processing	74	59	25.4
Audit, legal and other professional	62	91	(31.9)
Advertising	64	87	(26.4)
Telephone and postage	56	45	24.4
FDIC Insurance	55	54	1.9
Loss on cost basis equity security	—	60	(100.0)
Other	168	158	6.3

Total non-interest expense	$1,357	$1,412	(3.9)%

Occupancy and equipment expenses increased by $24,000 due to increases real estate taxes, insurance, and the costs associated with the upkeep on equipment and buildings.

The increase of $15,000 in data processing costs can be attributed, in part, to the increase in the usage of our bill pay product through internet banking and the increase in the maintenance costs associated with the software used for processing.

Audit, legal and other professional services decreased $29,000 when comparing the December 2010 and 2009 quarters due to decreased costs related to Sox-404 compliance and legal expense.

The Company recognized a loss of $60,000 during the three-months ended December, 2009 related to a cost basis equity security investment in a financial institution.  During the  three months ended December 31, 2010, the Company did not record any losses associated with cost basis equity securities.

Income Tax Expense

The provision in income tax expense increased $560,000, or 196.5%, for the three-months ending December 31, 2010, compared to the same period in 2009. The increase can be attributed, in part, to recording a profit in the December 2010 quarter compared to a loss in the December 2009 quarter.   The effective tax rate was 34.5% for the quarter ended December 31, 2010.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Comparison of Operating Results for the Nine Months Ended December 31, 2010 and 2009

Net Income (Loss)

For the nine month period ended December 31, 2010, the Company earned $1,343,000, an increase of $1,674,000, or 505.7%, from  a loss of $331,000 for the nine months ending December 31, 2009.  Earnings for the nine months ended December 31, 2010 were positively impacted by an increase of $2,144,000, or 103.5%, in net interest income after provision for loan losses, an increase of $214,000, or 12.2%,  in non-interest income, and the decrease of $209,000, or 4.8%, in non-interest expense which were offset by an increase of $893,000, or 421.2%, in provision for income taxes when compared to the nine months ended December 31, 2009.  Basic earnings per share for the December 31, 2010 nine month period were $3.25 per share versus a loss of $(0.79) per share for the same period of 2009. Diluted earnings per share reflect incentive plan shares and the potential dilutive impact of stock options granted under the stock option plan and the effect of the incentive plan shares, however, if there is a net loss, as was the case with the nine months ending December 31, 2009, dilutive shares are not included in the calculation as they become anti-dilutive.  Diluted earnings per share for the nine months ending December 31, 2010  were $3.13.

Net Interest Income

For the nine-month period ended December 31, 2010, net interest income totaled $4,380,000, an increase of $1,057,000, or 31.8%, from the same period in the prior year.  Contributing to the increase was the increase of $381,000, or 6.5%, in total interest income and the decrease of $676,000, or 26.6%, in total interest expense. The increase in total interest income can be attributed to a $684,000, or 16.3%, increase in interest income from loans receivable, and the increase of $12,000 in other interest income and dividends received from Federal Reserve Bank stock offset, in part, by the decrease of $298,000, or 19.3%, in interest income from taxable securities and a $17,000, or 16.0%, decrease in tax-exempt securities.  The major factor contributing to the decrease in total interest expense is due to the decrease of $697,000, or 28.0%, interest expense on deposits.  This decrease was offset, in part, by the net increase of $21,000, or 35.6%, in interest expense on total other borrowings.

For the nine-months ended December 31, 2010 total average interest earning assets increased by $14.8 million, or 9.2%, to $175.3 million as of December 31, 2010 from $160.5 million as of December 31, 2009.  The yield on the earning assets decreased by 12 basis points when comparing the nine months ended December 31, 2010 to the same period in 2009.  Total average interest bearing liabilities for the nine months ended December 31, 2010 were $159.6 million compared to $148.7 million as of December 31, 2009, an increase of $10.9 million, or 7.3%.   The cost on the average interest bearing liabilities decreased by 72 basis points.  For the nine-month period ended December 31, 2010, the net interest spread increased 60 basis points to 3.19% versus 2.59% in the comparable period of 2009.

Interest income on loans receivable increased $684,000 to $4,884,000 for the nine-months ended December 31, 2010 from $4,200,000 for the nine-months ended December 31, 2009 as a result of the average balance on loans for the nine-months ended December 31, 2010 increasing $19.5 million, or 21.1%, to $111.9 million, versus $92.4 million for the same period of 2009.  During the same period, the yield on loans decreased 24 basis points to 5.82% from 6.06% for the December 31, 2010 nine-month period compared to the December 31, 2009 nine-month period.

Interest income on taxable securities decreased $298,000 to $1,249,000 for the nine-months ended December 31, 2010 from $1,547,000 for the nine-months ended December 31, 2009.  The decrease was derived from a decrease of $243,000 in interest income from mortgage-backed securities and a decrease of $55,000 in interest income from investment securities.  The decrease in interest income from mortgage-backed securities can be attributed to the decrease of $5.9 million in the average balance of mortgage-backed securities from $38.6 million as of December 31, 2009 to $32.7 million as of December 31, 2010 and the decrease of 23 basis points in the average yield from 4.26% as of December 31, 2009 to 4.03% as of December 31, 2010.  The decrease in interest income from investment securities can be attributed to the decrease of $3.2 million in the average balance of investment securities from $17.1 million as of December 31, 2009 to $13.9 million as of December 31, 2010, offset, by the increase of 4 basis points in the average yield from 2.46% as of December 31, 2009 to 2.50% as of December 31, 2010.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Interest income on tax-exempt securities decreased $17,000 when comparing the nine months ended December 31, 2010 to the same period in the prior year.  The average balance on tax-exempt securities decreased by $64,000 from $4.5 million as of December 31, 2009 compared to $4.5 million as of December 31, 2010.  The average yield on tax-exempt securities decreased 46 basis points from 3.11% as of December 31, 2009 to 2.65% as of December 31, 2010.  The average yield does not reflect the benefit of the higher tax-equivalent yield attributed to municipal securities, which is reflected in income tax expense.

Total interest expense on deposits decreased $697,000 from $2,486,000 for the nine months ended December 31, 2009 to $1,789,000 for the nine months ended December 31, 2010.  The decrease can be attributed to a 80 basis point decrease in the average rate paid on total deposits from 2.51% as of December 31, 2009 to 1.71% as of December 31, 2010, offset by the increase of $7.3 million in the average balance of deposits from $132.0 million as of December 31, 2009 to $139.3 million as of December 31, 2010.  The decrease in the average rate paid on deposits is a reflection of the low short-term market interest rates.

Interest expense on other and short-term borrowings increased $21,000 from $80,000 for the nine months ended December 31, 2009 to $59,000 for the same period of 2010.  The increase is due to the increase of $3.7 million, or 22.0%, from $16.6 million for the nine- months ended December 31, 2009 to $20.3 million for the nine-months ended December 31, 2010 in the average daily balance of other and short-term borrowings.  The average rate paid increased for the December 2010 nine-month period by 5 basis points to 0.52% from 0.47% for the same period in December 2009.

Provision for Loan Losses

The provision for loan losses for the nine-months ended December 31, 2010 was $165,000 with an 86.8% decrease over the provision of $1,252,000 for the December 31, 2009 nine-month period. The provision for the period ended December 31, 2009 reflects the write off of a loan to a financial institution that failed.  The loan was secured by the stock of the financial institution.  The provision for both periods reflects management's analysis of the Company's loan portfolio based on the information which was available to the Company. Management meets on a quarterly basis to review the adequacy of the allowance for loan losses based on Company guidelines. Classified loans are reviewed by the loan officers to arrive at specific reserve levels for those loans. Once the specific reserve for each loan is calculated, management calculates general reserves for each loan category based on a combination of loss history adjusted for current national and local economic conditions, trends in delinquencies and charge-offs, trends in volume and term of loans, changes in underwriting standards, and industry conditions. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company's management believes that, as of December 31, 2010, its allowance for loan losses was adequate.

Non-Interest Income

Non-interest income categories for the nine-month periods ended December 31, 2010 and 2009 are shown in the following table:

	Nine Months Ended
	December 31,
	2010	2009	% Change
	(In thousands)
Non-interest income:
Charges and fees on deposit accounts	$728	$747	(2.5)%
Charges and other fees on loans	265	256	3.5
Net gain on sale of loans	548	282	94.3
Net gain (loss) on sale of foreclosed property	15	(2)	850.0
Net realized gain on sale of available for sale securities	—	106	(100.0)
Net gain on sale of equipment	4	—	—
Other	409	366	11.7

Total Non-Interest Income	$1,969	$1,755	12.2%

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Non-interest income increased $214,000 when comparing the nine-months ended December 31, 2010 to December 31, 2009 as a result of the increase of $266,000 in net gain on sale of loans, the $17,000 increase on net gain on sale of foreclosed assets, and the increase of $43,000 in other non-interest income offset, in part by the decrease in the realized gain on sale of securities of $106,000, and the decrease in charges and fees on deposit accounts of $19,000. The decrease in charges and fees on deposit accounts is a result of the implementation of Regulation E, as amended.  Regulation E does not allow assessing an overdraft charge for ATM or one-time debit card transactions without the customer opting in to an overdraft program sponsored by the Company. Future income from overdraft charges could continue to decrease.   The $43,000 increase in other non-interest income is primarily from interchange income from debit card usage by customers. The Company promotes a checking account product that rewards customers for debit card usage.

Non-Interest Expense

Non-interest expense categories for the nine-month periods ended December 31, 2010 and 2009 are shown in the following table:

	Nine Months Ended
	December 31,
	2010	2009	% Change
	(In thousands)
Non-interest expense:
Compensation and employee benefits	$2,218	$2,024	9.6%
Occupancy and equipment	549	534	2.8
Data processing	214	186	15.1
Audit, legal and other professional	204	284	(28.2)
Advertising	198	263	(24.7)
Telephone and postage	152	148	2.7
FDIC insurance	159	234	(32.1)
Loss on cost basis equity security	—	197	(100.0)
Other	466	499	(6.6)

Total Non-Interest Expense	$4,160	$4,369	(4.8)%

For the nine-months ended December 31, 2010, compensation expense increased $194,000 over the nine-months ended December 31, 2009 primarily due to the $76,000 increase in market value of the shares held in the Directors Retirement Plan, a $75,000 net increase in salaries and accrued paid time off days and a $28,000 increase in health insurance costs.

The increase of $28,000 in data processing costs can be attributed, in part, to the increase in the usage of our bill pay product through internet banking and the increase in the maintenance costs associated with the software used for processing.

Audit, legal and other professional services decreased $80,000 when comparing the December 2010 and 2009 nine-month periods due to decreased costs related to Sox-404 compliance.

Advertising expense decreased $65,000 for the nine-months ended December 31, 2010 when compared to the same period of the prior year due to a decreased budget being allocated for marketing expense.

The decrease of $75,000 in Federal Deposit Insurance Corporation (“FDIC”) insurance when comparing the nine-months ended December 31, 2010 to the same period in the prior year was due the additional 5 basis point special assessment on each insured depository institution's assets minus Tier 1 capital that was calculated as of June 30, 2009 and collected on September 30, 2009. The additional amount  imposed on the Company, as a result of the June 30, 2009 final rule, was approximately $81,000.  There was no special assessment for the nine-months ended December 31, 2010.

The Company recognized a loss of $197,000 during the nine-months ended December 31, 2009 related to a cost basis equity security investment in a financial institution.  During the  nine-months ended December 31, 2010, the Company did not record any losses associated with cost basis equity securities.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Income Tax Expense

The provision in income tax expense increased $893,000, or 421.2%, for the nine-months ending December 31, 2010, compared to the same period in 2009. The increase can be attributed, in part, to recording a profit in the nine-month period ending December 2010 compared to a loss in the nine-month period ending December 2009.   The effective tax rate for the nine-months ended December 31, 2010 was 33.7%.

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

Liquidity resources are used principally to meet outstanding commitments on loans, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses.  The Company anticipates no foreseeable problems in meeting current loan commitments.  At December 31, 2010, outstanding commitments to extend credit amounted to $22.6 million (including $14.8 million, in available revolving and closed-ended commercial and agricultural lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet any foreseeable liquidity needs.

The Bank maintains a $26.1 million line of credit with the FHLB, which can be accessed immediately.  As of December 31, 2010 and 2009, there were no advances outstanding for either period.  However, the $26.1 million line of credit with the FHLB is reduced by $943,000 for the credit enhancement reserve established as a result of the participation in the FHLB Mortgage Partnership Finance (“MPF”) program and is also reduced by $4.5 million for a letter of credit issued by the Federal Home Loan Bank of Chicago to secure the deposits held by the Company of a local municipality.  The Bank also maintains a $5.0 million revolving federal funds line of credit with The Independent BankersBank (“TIB”) of which no balance outstanding at December 31, 2010 or 2009.  The Company also has a $2.5 million revolving line of credit with an unaffiliated financial institution of which $1.8 million was outstanding at December 31, 2010 and $2.5 million outstanding at December 31, 2009.  The Bank has also established borrowing capabilities at the discount window with the Federal Reserve Bank of St. Louis. Investment securities of $3,000,000 have been pledged as collateral.  As of December 31, 2010 and 2009, no amounts were outstanding at the Federal Reserve discount window.

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

At December 31, 2010, the Bank’s compliance with all of the aforementioned capital requirements is summarized below:

					To be Well Capitalized
					Under the Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital
(to Risk-Weighted Assets)	$14,504	11.88%	$9,766	8.00%	$12,207	10.00%
Tier I Capital
(to Risk-Weighted Assets)	13,386	10.97	4,883	4.00	7,324	6.00
Tier I Capital
(to Average Assets)	13,386	6.73	7,956	4.00	9,945	5.00

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010 the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed in this Report was  recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

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

Credit Risks

Our Allowance for Loan Losses may be Insufficient.  All borrowers carry the potential to default and our remedies to recover (seizure and/or sale of collateral, legal actions, guarantees, etc.) may not fully satisfy money previously lent. We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable credit losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance for loan losses reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political, and regulatory conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of additional loan charge offs, based on judgments different than those of management. An increase in the allowance for loan losses results in a decrease in net income, and possibly risk-based capital, and may have a material adverse effect on our financial condition and results of operations.

Operational Risks

A failure by the Bank to maintain required levels of capital could have a material adverse effect on the Company's business and profitability.   The Bank is required to maintain adequate levels of capital to support its operations.  If the Bank fail to maintain any required or expected capital level, it could be subject to various sanctions by its respective regulators.  Such sanctions could include, without limitation, prohibitions on the ability to pay dividends, and the issuance of a specific capital directive requiring an increase in capital.

Changes in Our Accounting Policies or in Accounting Standards could Materially Affect How We Report Our Financial Results and Condition.  Our accounting policies are fundamental to understanding our financial results and condition. Some of these policies require use of estimates and assumptions that may affect the value of our assets or liabilities and financial results. Some of our accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. If such estimates or assumptions underlying our financial statements are incorrect, we may experience material losses.

From time to time the Financial Accounting Standards Board (FASB) and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our external financial statements. These changes are beyond our control, can be hard to predict and could materially impact how we report our results of operations and financial condition. We could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements in material amounts.

PART II OTHER INFORMATION

We are subject to certain operational risks, including but not limited to data processing system failures and errors and customer or employee fraud, identity theft or unauthorized transactions.

Recent cases of employee fraud or other misconduct have recently been in the news, particularly with respect to those employers in the financial services industry like the Bank.  Employee fraud, errors and employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation.  It is not always possible to prevent or detect employee errors or misconduct and the precautions we take to prevent and detect this activity may not be effective in all cases.

Although we maintain a system of internal controls and procedures designed to reduce the risk of loss from employee or customer fraud or misconduct and employee errors as well as insurance coverage to mitigate against operational risks, these internal controls may fail to prevent or detect an occurrence of employee or customer fraud, or such occurrence may not be insured (or, where insurance is available, exceeds applicable insurance limits).

In addition to the Risk Factors noted above, see the Risk Factors described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010 and Current Report on Form 10-Q for the period ended June 30, 2010.

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by the Company for the quarter ended December 31, 2010 regarding the Company’s common stock.

PURCHASES OF EQUITY SECURITIES BY COMPANY (1)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2010 – 10/31/2010	—	—	—	5,000
11/1/2010 – 11/30/2010	—	—	—	5,000
12/1/2010– 12/31/2010	955	$32.67	955	4,045
Total	955	$32.67	955	4,045

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

FIRST ROBINSON FINANCIAL CORPORATION

Date: February 14, 2011	/s/ Rick L. Catt
Rick L. Catt
President and Chief Executive Officer

Date: February 14, 2011	/s/ Jamie E. McReynolds
Jamie E. McReynolds
Chief Financial Officer and Vice President

EXHIBIT INDEX

Exhibit No.

31.1	Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002