Form 10-K
period 2011-03-31
FIRST ROBINSON FINANCIAL CORP
filed 2011-06-27
CIK 1035991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and  posted on its corporate website, if any, every Interaction Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).  (Check one):

Large Accelerated Filer	☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

The aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates as of September 30, 2010 was $10.0 million.

As of June 16, 2011, there were 427,149 shares issued and outstanding of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-K - Portions of the Annual Report to Stockholders for the fiscal year ended March 31, 2011.

Part III of Form 10-K - Portions of Proxy Statement for the 2011 Annual Meeting of Stockholders.

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

Examples of forward-looking statements include, but are not limited to, estimates or projections with respect to our future financial condition, results of operations or business, such as: projections of revenues, income, earnings per share, capital expenditures, assets, liabilities, dividends, capital structure, or other financial items; descriptions of plans or objectives of management for future operations, products, or services, including pending acquisition transactions; forecasts of future economic performance; and descriptions of assumptions underlying or relating to any of the foregoing. By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements.

Factors which could cause or contribute to such differences include but are not limited to: general business and economic conditions on both a regional and national level; worldwide political and social unrest, including acts of war and terrorism; increased competition in the products and services we offer and the markets in which we conduct our business; the interest rate environment; fluctuations in the capital markets, which may directly or indirectly affect our asset portfolio; legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry; technological changes, including the impact of the Internet; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; accounting principles, policies, practices or guidelines; deposit attrition, operating costs, customer loss and business disruption greater than the Company expects; the occurrence of any event, change or other circumstance that could result in the Company’s failure to develop and implement successful capital raising and debt restructuring plans.

Any forward-looking statements made in this report or incorporated by reference in this report are made as of the date of this report, and, except as required by applicable law, we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements. You should consider these risks and uncertainties in evaluating forward-looking statements and you should not place undue reliance on these statements.  We decline any obligation to publicly announce future events or developments that may affect the forward-looking statements herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	48

ITEM 9A.	CONTROLS AND PROCEDURES	48

	Evaluation of Disclosure Controls and Procedures	48
	Management’s Annual Report On Internal Control Over Financial Reporting	48

ITEM 9B.	OTHER INFORMATION	49

PART III		50

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	50

	Directors	50
	Executive Officers	50
	Compliance with Section 16(a)	50

ITEM 11.	EXECUTIVE COMPENSATION	50

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	50

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	51

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	51

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	52

SIGNATURES		53

PART I

ITEM 1.          BUSINESS

General

The Company.  First Robinson Financial Corporation (the “Company”) was incorporated under the laws of the State of Delaware in March 1997, at the direction of the Board of Directors of First Robinson Savings and Loan Association (the “Association”), the predecessor institution to First Robinson Savings Bank, National Association (the “Bank”), for the purpose of serving as a holding company of the Bank.  The Company’s only significant asset is the stock of the Bank. Unless otherwise indicated, all activities discussed below are of the Bank.

The Bank.  The Bank is a national bank, the deposits of which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per insured account, and in the case of certain non-interest-bearing demand transaction accounts unlimited federal deposit insurance through December 31, 2012.  The Bank is a community-oriented financial institution that seeks to serve the financial needs of the residents and businesses in its market area.  The Bank considers Crawford County and surrounding counties in Illinois and Knox County and surrounding counties in Indiana as its market area. The principal business of the Bank has historically consisted of attracting retail deposits from the general public and primarily investing those funds in one- to four-family residential real estate loans and, to a lesser extent, consumer loans, commercial and agricultural real estate loans and commercial business and agricultural finance loans.  At March 31, 2011, substantially all of the Bank’s real estate mortgage loans were secured by properties located in the Bank’s market area. The Bank also invests in securities issued by U.S. government sponsored enterprises (“GSE”), GSE residential and commercial mortgage-backed securities, equity securities and other permissible investments.

The Bank currently offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank’s deposits include statement savings, NOW accounts, certificate accounts, IRA accounts, money market accounts and non-interest bearing accounts. During the current fiscal year, the Bank began offering health savings accounts. The Bank generally solicits deposits in its primary market area. The Bank typically does not accept any brokered deposits.

The Bank’s revenues are derived principally from interest income, including interest on loans, deposits in other banks and mortgage-backed securities and other investments.

Market Area

The Bank currently has four offices in Crawford County, Illinois, consisting of three full service offices and one drive-up facility, located in Robinson, Palestine and Oblong, Illinois and one full service office located in Vincennes, Indiana.  The Bank considers Crawford County and contiguous counties in Illinois and Knox County and contiguous counties in Indiana as its primary market area.

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

Lending Activities

General. Our principal lending activity is the origination of conventional first mortgage loans for the purpose of purchasing, refinancing, or constructing one- to four-family residential real estate located in our primary market area.  We also originate commercial, multi-family and agricultural real estate loans, commercial business and agricultural finance loans, loans to State and Municipal Governments and consumer loans.

We originate both adjustable rate loans and fixed rate loans.  We generally originate adjustable rate loans for retention in our portfolio in an effort to increase the percentage of loans with more frequent repricing than traditional long-term fixed rate loans.  As a result of continued consumer demand for long-term fixed rate loans, we have continued to originate such loans.  We underwrite these mortgages utilizing secondary market guidelines allowing them to be salable without recourse.  The sale of these loans results in additional short-term income and improves our interest-rate risk position.  We retain servicing rights on loans sold.  Furthermore, in order to limit our potential exposure to increasing interest rates caused by our traditional emphasis on originating single-family mortgage loans, we have diversified our portfolio by increasing our emphasis on the origination of short-term or adjustable rate commercial, multi-family and farmland real estate loans and commercial business and consumer loans.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Asset/Liability Management” in the Annual Report to Stockholders filed as Exhibit 13 to this Form 10-K.

At March 31, 2011, the Bank’s gross loans outstanding totaled $122.3 million, of which $43.5 million, or 35.6%, were one- to four-family residential mortgage loans. This amount also includes one- to four-family loans held for sale of $354,000 and $1.5 million second mortgage loans on one- to four-family dwellings. Of the one- to four-family mortgage loans outstanding at that date, 21.3% were fixed-rate loans, and 78.7% were adjustable-rate loans. At that same date, the Bank also had home equity loans totaling $3.8 million, or 3.1%, of the total gross loans outstanding, all of which were adjustable, and construction loans totaling $5.4 million, or 4.4%, of the Bank’s total loan portfolio. Also at that date, the Bank’s multi-family real estate, commercial and agricultural real estate loans totaled $33.9 million, or 27.7%, of the Bank’s total loan portfolio of which 88.2% were adjustable-rate loans and 11.8% were fixed-rate loans. Loans to State and Municipal Governments totaled $764,000, or 0.6%, of the Bank’s total loan portfolio as of March 31, 2011.  At that same date, consumer and other loans totaled $15.9 million, or 13.0%, of the Bank’s total loan portfolio. At March 31, 2011, commercial business and agricultural finance loans totaled $19.1 million, or 15.7%, of the Bank’s total loan portfolio, of which 31.5% were fixed-rate loans and 68.5% adjustable-rate loans. See Note 4 of Notes to Consolidated Financial Statements.

The board of directors has established individual lending authorities for each loan officer by loan type. Loans over an individual officer’s lending limits must be approved by a loan officer with a higher lending limit, with the highest being that of the president and senior loan officer who have a combined lending authority up to $500,000. Loans with a principal balance over this limit must be approved by the directors’ loan committee, which meets weekly and consists of the chairman of the board, all outside directors, the president, the senior loan officer and loan officers. The senior loan officer and loan officers do not vote on the loans presented. The board of directors ratifies all loans that are originated.

The Bank’s lending limit is generally limited to the greater of 15% of unimpaired capital and surplus or, if a bank’s lending limit under this calculation would be less than $500,000, the bank may make loans and extensions of credit to one borrower at one time in an amount not to exceed $500,000.  See “Regulation -- Federal Regulation of National Banks.”  Pursuant to certain lending provisions in the regulations of the Office of the Comptroller of the Currency (“OCC”) for defined eligible banks, however, the Bank may lend up to 25% of its unimpaired capital and surplus to one borrower for loans secured by one-to-four family residential real estate, loans secured by small businesses or small farm loans.  The total outstanding amount of the Bank’s loans or extensions of credit made to all of its borrowers under the special limits in these regulations may not exceed 100% of the Bank’s unimpaired capital and surplus.  Loans to affiliates and their related interests are not eligible.  See Note 14 of Notes to Consolidated Financial Statements for information regarding loans to affiliates.  At March 31, 2011, the maximum amount which the bank could have lent under its standard 15% lending limit to any one borrower and the borrower’s related interests was approximately $2.2 million. At March 31, 2011, the Bank had 5 borrowers with outstanding balances and available lines of credit that exceeded the 15% legal lending limit but was within the 25% special legal lending limit for eligible banks. At March 31, 2011, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of $2.2 million.

The Bank’s five largest lending relationships at March 31, 2011 were as follows: (i) $9.0 million in loans and available lines of credit to a commercial business secured by inventory and accounts receivables; (ii) $5.4 million in loans and available lines of credit to a heavy equipment operator of which $3.4 million was participated with other lenders and which is secured by real estate, equipment, inventory, accounts receivable and personal guarantees;  (iii) $3.5 million in an available line of credit to a commercial business secured by real estate, oil production and leaseholds, inventory, equipment, and personal guarantees; (iv) $3.4 million in loans and available lines of credit to an individual and his closely held entities secured by inventory, equipment, government payments, deposit accounts and personal guarantees; and (v) $3.2 million in loans and available lines of credit to a commercial business secured by real estate, equipment, inventory, accounts receivable and personal guarantees. At March 31, 2011, all of these loans, which totaled $24.5 million in the aggregate, of which $10.9 million was participated to other lenders, were performing in accordance with their terms.

Loan Portfolio Composition.  The following information concerning the composition of the Bank’s loan portfolios in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

	March 31,
	2011		2010
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans:
One- to four-family.	$41,954	34.30%	$41,349	40.06%
Second Mortgages	1,542	1.26	1,386	1.34
Construction.	5,362	4.39	4,222	4.09
Equity lines of credit	3,761	3.08	3,819	3.70
Commercial	33,898	27.73	21,843	21.16
Total mortgage loans on real estate	86,517	70.76	72,619	70.35

Other Loans:
Commercial loans	19,132	15.65	18,883	18.29
Consumer/other loans	15,852	12.97	9,834	9.53
States and municipal government loans	764	0.62	1,885	1.83
Total loans	122,265	100.00%	103,221	100.00%

Less:
Net deferred loan fees, premiums and discounts	12		4
Undisbursed portion of loans	590		2,093
Allowance for losses	1,145		973
Net loans	$120,518		$100,151

The following schedule illustrates the interest rate sensitivity of the Bank’s loan portfolio at March 31, 2011.  Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract reprices; however, $55.4 million in adjustable rate loans have reached their contractual floor rate. These loans then report at their maturity date.  The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	Residential		Multi-family, Commercial and Agriculture		Obligations of State & Municipal Governments		Consumer and Other		Commercial Business and Agricultural Finance		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due During Years Ending March 31,

2012(1)	$6,440	5.67%	$5,488	4.01%	$210	1.54%	$760	6.99%	$12,180	4.46%	$25,078	4.72%
2013 and 2014	4,751	6.25	3,492	5.51	315	4.44	3,186	7.26	2,280	5.75	14,024	6.18
2015 and 2016	1,348	5.91	6,629	5.21	157	4.04	7,006	6.49	2,950	5.27	18,089	5.76
After 2016	40,080	5.77	18,289	5.42	82	4.53	4,900	6.57	1,722	5.76	65,074	5.73
Total	$52,619	5.81%	$33,898	5.16%	$764	3.57%	$15,852	6.69%	$19,132	4.86%	$122,265	5.58%
__________________

(1)	Includes demand loans, loans having no stated maturity and overdraft loans.

The total amount of loans due after March 31, 2011 which have predetermined interest rates is $40.3 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $82.0 million, a portion of which have reached their contractual floor rate and are shown in the above table at their contractual maturity.

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

One- To- Four-Family Residential Mortgage Lending.  Residential loan originations are generated by the Bank’s marketing efforts, its present customers, walk-in customers, and referrals from real estate brokers.  Historically, the Bank has focused its lending efforts primarily on the origination of loans secured by one- to four-family residential mortgages in its market area.  At March 31, 2011, the Bank’s one- to four-family residential mortgage loans, including loans held for sale and second mortgage loans on one- to four-family dwellings totaled $43.5 million, or 35.6%, of the Bank’s gross loan portfolio, of which $52,000 was non-performing at that date.

The Bank offers both adjustable and fixed rate mortgage loans.  For the year ended March 31, 2011, the Bank originated $76.7 million in real estate loans; $53.6 million was secured by one- to four-family residential real estate, of which $39.7 million was sold in the secondary market, $5.5 million was secured by one- to four-family construction and land loans, and $17.6 million was secured by multi-family, commercial or agricultural real estate.  Substantially all of the Bank’s one- to four-family residential mortgage originations are secured by properties located in its market area.

The Bank offers adjustable-rate mortgage loans at rates and on terms determined in accordance with market and competitive factors.  The Bank currently originates adjustable-rate mortgage loans with a term of up to 30 years.  The Bank offers six-month and one-year adjustable-rate mortgage loans, and residential mortgage loans that are fixed for three years or five years, then adjustable annually after that with a stated interest rate margin generally over the one-year Treasury Bill Index.  Increases or decreases in the interest rate of the Bank’s adjustable-rate loans is generally limited to 200 basis points at any adjustment date and 600 basis points over the life of the loan.  As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as the Bank’s liabilities.  The Bank qualifies borrowers for adjustable-rate loans based on the initial interest rate of the loan and by reviewing the highest possible payment in the first seven years of the loan.  As a result, the risk of default on these loans may increase as interest rates increase.  See “Asset Quality -- Non-Performing Assets.”  At March 31, 2011, the total balance of one-to four-family adjustable-rate loans was $34.2 million, or 28.0%, of the Bank’s gross loan portfolio. See “-- Originations, Purchases and Sales of Loans.”

The Bank offers fixed-rate mortgage loans with a term of up to 30 years.  At March 31, 2011, the total balance of one- to four-family fixed-rate loans was $9.3 million, or 7.6%, of the Bank’s gross loan portfolio. The majority of the fixed rate real estate loans currently originated by the Bank are underwritten and documented pursuant to the secondary mortgage market guidelines of the Federal Home Loan Bank of Chicago’s (the “FHLB”) Mortgage Partnership Finance (“MPF”) program.  Effective January 1, 1999, the Bank joined the MPF program offered by the FHLB.  This program is a secondary mortgage market structure under which the FHLB purchased and funded eligible mortgage loans from participating banks. In 2008, the FHLB announced that it would no longer enter into new master commitments except for immaterial amounts of MPF loans that primarily support affordable housing and are guaranteed by a federal government entity.  MPF loans are now concurrently sold to Fannie Mae as a third-party investor pursuant to a program whereby Fannie Mae will purchase 30- 20- and 15-year fixed rate mortgage loans from the FHLB. During the fiscal year ended March 31, 2011, the Bank sold $35.2 million in one- to four-family fixed-rate loans. Participating banks generally retain the right to service these loans.   The Bank currently provides servicing on $66.5 million of these sold fixed-rate loans.

 The Bank also offers U.S. Department of Agriculture (“USDA”) Guaranteed Rural Housing Loans through the FHLB MPF program to borrowers that meet certain income limitations with minimal to no down payment.  These loans are 30-year fixed rate loans with a 90% guarantee from USDA.  During the fiscal year ended March 31, 2011, the Bank sold $4.3 million in USDA Guaranteed Rural Housing Loans. The Bank provides servicing on $10.9 million of these Rural Housing Loans.  See “-- Originations, Purchases and Sales of Loans.”

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

At March 31, 2011, the Company’s home equity loans amounted to $3.8 million, or 3.1%, of the total loan portfolio. These loans are secured by the underlying equity in the borrower’s residence, and accordingly, are reported with the one-to-four family real estate loans.  As a result, the Company generally requires loan-to-value ratios of 90% or less after taking into consideration the first mortgage held by the Company.  These loans typically have fifteen-year terms with an interest rate adjustment monthly.

Construction Lending.  The Bank had $5.4 million in construction loans for one- to four- family residences and land loans, or 4.4%, of the total loan portfolio at March 31, 2011. Of the $5.4 million in construction loans, approximately $4.9 million, or 90.8%, were at a fixed rate of interest and approximately $492,000, or 9.2%, were at an adjustable rate of interest. The Bank offers construction loans to individuals for the construction of one- to four-family residences or commercial buildings.  Following the construction period, these loans may become permanent loans.

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

Commercial, Multi-Family and Agricultural Real Estate Lending.  The Bank also originates commercial, multi-family, and agricultural real estate loans.  At March 31, 2011 approximately $33.9 million, or 27.7% of the Bank’s gross loan portfolio, was comprised of commercial, multi-family, and agricultural real estate loans. Of this amount, approximately $4.0 million, or 11.8%, of these loans were fixed-rate commercial, multi-family and agricultural real estate loans and approximately $29.9 million, or 88.2%, were adjustable-rate loans.  At March 31, 2011, $239,000 of these loans were non-performing. The largest commercial, multi-family, or agricultural real estate loan was a $3.5 million line of credit of which $1.5 million was participated to another institution.

The Bank will generally lend up to 80% of the value of the collateral securing the loan with varying maturities up to 20 years with re-pricing periods ranging from daily to one year. In underwriting these loans, the Bank currently analyzes the financial condition of the borrower, the borrower’s credit history, and the reliability and predictability of the cash flow generated by the business.  The Bank generally requires personal guaranties on corporate borrowers.  Appraisals on properties securing commercial, multi-family, and agricultural real estate loans originated by the Bank are primarily performed by independent appraisers.  The Bank also offers small business loans, which are generally guaranteed up to 90% by various governmental agencies.

Commercial, multi-family, and agricultural real estate loans generally present a higher level of risk than loans secured by one- to four-family residences.  This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income and the increased difficulty of evaluating and monitoring these types of loans.  Furthermore, the repayment of loans secured by commercial, multi-family, and agricultural real estate is typically dependent upon the successful operation of the business.  If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

State and Municipal Government Loans.  The Bank originates both fixed and adjustable loans for state and municipal governments.  At March 31, 2011, the Bank’s loans to state and municipal governments totaled $764,000, or 0.6% of the total loan portfolio, of which 32.0% were fixed and 68.0% were adjustable. Loans to state and municipal governments are generally at a lower rate than consumer or commercial loans due to the tax-free nature of municipal loans.

For underwriting purposes, the Bank does not require financial documentation as long as the loan is to the general obligation of the local entity.  However, proper documentation in the entity’s minutes, from a board meeting when a quorum was present, that indicate the approval to seek a loan and for the authorized individuals to sign for the loan, is required.

Consumer and Other Lending.  The Bank offers secured and unsecured consumer and other loans. Secured loans may be collateralized by a variety of asset types, including automobiles, mobile homes, equity securities, and deposits.  The Bank currently originates substantially all of its consumer and other loans in its primary market area.  At March 31, 2011, the Bank’s consumer and other loan portfolio totaled $15.9 million, or 13.0%, of its gross loan portfolio, of which approximately 100% were fixed-rate loans.

A significant component of the Bank’s consumer loan portfolio consists of new and used automobile loans. These loans generally have terms that do not exceed five years.  Generally, loans on vehicles are made in amounts up to 105% of the sales price or the value as quoted in BlackBook USA, whichever is least.  At March 31, 2011, the Bank’s automobile loans totaled $13.9 million, or 11.3%, of the Bank’s gross loan portfolio. These loans were originated predominately on a direct and indirect lending basis. At March 31, 2011, indirect automobile loans totaled $4.0 million of the $13.9 million automobile loans.

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

Consumer and other loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles.  Indirect auto lending presents additional underwriting and credit risks.  Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances.  Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.  At March 31, 2011, $40,000 of the Bank’s consumer and other loans were non-performing.  There can be no assurances that additional delinquencies will not occur in the future.

Commercial Business and Agricultural Finance Lending.  The Bank also originates commercial business and agricultural finance loans.  At March 31, 2011, approximately $19.1 million, or 15.7% of the Bank’s gross loan portfolio, was comprised of commercial business and agricultural finance loans.  Of the $19.1 million, approximately $6.0 million, or 31.5%, were fixed-rate loans and approximately $13.1 million, or 68.5%, were adjustable-rate loans. At March 31, 2011, $6,000 of the Bank’s commercial business and agricultural finance loans were non-performing.  The largest commercial business or agricultural finance loan was a $9.0 million line of credit of which $6.0 million was participated to other financial institutions.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business and agricultural finance loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.  As a result, the availability of funds for the repayment of commercial business and agricultural finance loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment).  The Bank’s commercial business and agricultural finance loans are usually secured by business or personal assets.  However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.  At March 31, 2011, $74,000 of the Bank’s commercial business and agricultural finance loans were unsecured.

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

Originations, Purchases and Sales of Loans.

Loan originations are developed from continuing business with (i) depositors and borrowers, (ii) soliciting realtors, (iii) auto dealers, and (iv) walk-in customers.

While the Bank currently originates adjustable-rate and fixed-rate loans, its ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors.  For the year ended March 31, 2011, the Bank had total originations of $68.1 million in fixed-rate loans and $54.1 million in adjustable-rate loans.

The Bank sold $39.5 million in one- to four-family loans through market programs during the year ended March 31, 2011. Sales of these loans generally are beneficial to the Bank since these sales may produce future servicing income, provide funds for additional lending and other investments and increase liquidity.  The Bank sells loans pursuant to forward sales commitments and, therefore, an increase in interest rates after loan origination and prior to sale should not adversely affect the Bank’s income at the time of sale.

The following table shows the loan origination, purchase, sale and repayment activities of the Bank for the periods indicated.

	Year Ended March 31,
	2011	2010
	(Dollars in Thousands)

Originations By Type:
Real estate:
One to four-family	$53,622	$42,231
Construction and land development	5,499	5,757
Commercial, multi-family and agricultural	17,630	10,291

Other:
Consumer and other loans	14,481	9,035
State & Municipal Government	252	2,839
Commercial business and agricultural finance	30,683	11,304
Total loans originated	122,167	81,457

Purchases:
Real estate:
Commercial and agricultural	---	---
Other:	---	4,000
Commercial business and agricultural finance
Other loan	---	500
Total loan purchases	---	4,500

Sales And Repayments:
Real estate:
One- to four-family	39,480	27,856
Commercial and agricultural	1,100	908
Other:
Commercial business and agricultural finance and other loans	7,000	---
Total sales	47,580	28,764

Principal reductions	54,599	44,136

Decreases in other items, net	944	188

Net increase in gross loans	$19,044	$12,869

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

The following table sets forth the Bank’s loan delinquencies by type, by amount and by percentage of type at March 31, 2011.

	Loans Delinquent For:
	30-89 Days(1)			90 Days and Over(1)				Nonaccrual			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount		Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
Real Estate:
One- to four-family	3	$121	0.29%	---	$	---	---%	3	$52	0.12%	6	$173	0.41%
Commercial and agriculture	---	---	---	---		---	---	1	239	0.71	1	239	0.71
Consumer and others	5	23	0.15	---		---	---	5	40	0.25	10	63	0.40
Commercial business and agricultural finance	2	333	1.74	---		---	---	1	6	0.03	3	339	1.77

Total	10	$477	0.39%	---	$	---	---%	10	$337	0.28%	20	$814	0.67%

(1)   Loans are still accruing.

Non-Performing Assets.  The table below sets forth the amounts and categories of non-performing assets in the Bank’s loan portfolio.  Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful.  Foreclosed assets include assets acquired in settlement of loans.

	Year Ended March 31,
	2011	2010
	(Dollars in thousands)
Non-accruing loans:
One- to four-family	$52	$85
Commercial and agricultural real estate	239	32
Consumer and other	40	5
Commercial business and agricultural finance	6	13
Total	337	135

Foreclosed assets:
One- to four-family	203	52
Commercial and agricultural real estate	15	---
Total	218	52

Total non-performing assets	$555	$187
Total as a percentage of total assets	0.27%	0.10%

For the year ended March 31, 2011, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $41,000.  This represents $41,000 that would have been included in interest income on such loans for the year ended March 31, 2011.

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

In connection with the filing of its periodic reports with the OCC and in accordance with its classification of assets policy, the Bank regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations.  On the basis of management’s review of its assets, at March 31, 2011, the Bank had classified a total of $639,000 of its assets as substandard and $409,000 as doubtful. At March 31, 2011, total classified assets comprised $1.0 million, or 8.2%, of the Company’s capital, and 0.5% of the Company’s total assets.

Other Loans of Concern. As of March 31, 2011, there were $3.7 million in loans identified, but not classified, by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the business have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

Real estate properties acquired through foreclosure are recorded at the fair value minus 20% of the fair value if the property is appraised at $50,000 or less.  If the property is appraised at greater than $50,000, then the property is recorded at the fair value less 10% of the fair value.  If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer.  Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations.  At March 31, 2011, the Bank had 5 real estate property acquired through foreclosure.  Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination.  Future additions to the Bank’s allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance.  In addition, the OCC, as an integral part of the examination process, periodically reviews the Bank’s allowance for loan losses.  The OCC may require the Bank to increase the allowance, or change the classification that the Bank has assigned to various assets, based upon its judgment of the information available to it at the time of its examination.  At March 31, 2011, the Bank had a total allowance for loan losses of $1,145,000, representing 0.95% of the Bank’s loans, net. See Note 4 of Notes to Consolidated Financial Statements.

The distribution of the Bank’s allowance for losses on loans at the dates indicated is summarized as follows:

	March 31,
	2011			2010
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential Real Estate	$581	$52,619	43.04%	$72	$50,776	49.19%
Commercial and agricultural real estate	365	33,898	27.72	593	21,843	21.16
State & Municipal Government Loans	---	764	0.62	---	1,885	1.83
Consumer and other loans	31	15,852	12.97	29	9,834	9.53
Commercial business and agricultural finance	168	19,132	15.65	279	18,883	18.29
Unallocated	---	---	---	---	---	---
Total	$1,145	$122,265	100.00%	$973	$103,221	100.00%

The following table sets forth an analysis of the Bank’s allowance for loan losses.

	Year Ended March 31,
	2011	2010
	(Dollars in thousands)

Balance at beginning of year	$973	$780

Charge-offs:
One- to four-family	333	136
Commercial and agricultural real estate	169	---
Consumer and other loans	54	1,023
Commercial business and agricultural finance	69	---
Total:	625	1,159

Recoveries:
One- to four-family	---	4
Commercial and agricultural real estate	24	---
Consumer and other loans	38	51
Total:	62	55
Net charge-offs	563	1,104
Additions charged to operations	735	1,297
Balance at end of year	$1,145	$973

Ratio of net charge-offs during the year to average loans outstanding during the year	0.49%	1.18%

Ratio of net charge-offs during the year to average non-performing assets	163.35%	487.03%

Investment Activities

General. The Bank also invests in U.S. government sponsored enterprise (“GSE”) issued residential and commercial mortgage-backed securities (“mortgage-backed securities”), GSE securities, obligations of states or political subdivisions and other debt securities.  At March 31, 2011, residential mortgage-backed securities totaled approximately $34.0 million, or 65.8%, of the Bank’s total investment and mortgage-backed securities portfolio, while commercial mortgage-backed securities totaled approximately $1.5 million, or 2.8%, of the Bank’s total investment and mortgage-backed securities portfolio. Government securities, obligations of state and political subdivisions and other debt securities totaled $16.2 million, or 31.4% of the Bank’s total investment and mortgage-backed securities portfolio.

Historically, the Bank has generally maintained liquid assets at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows.  Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.  A national bank is not subject to prescribed requirements.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resource.”

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

Investment Securities.  At March 31, 2011, the Bank’s investment securities, excluding mortgage-backed securities, totaled $16.2 million, or 7.8% of its total assets. It has been the Bank’s general policy to invest in obligations of state and political subdivisions, federal agency obligations and other investment securities.

National banks are restricted in investments in corporate debt and equity securities.  These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank’s unimpaired capital and unimpaired surplus as defined by federal regulations, which totaled approximately $13.5 million as of March 31, 2011, plus an additional 10% if the investments are fully secured by readily marketable collateral.  At March 31, 2011, the Bank was in compliance with this regulation. See “Regulation -- Federal Regulation of National Banks” for a discussion of additional restrictions on the Bank’s investment activities.  See Note 3 of Notes to Consolidated Financial Statements.

The following table sets forth the composition of the Bank’s securities, all of which are classified as available for sale.

	March 31,
	2011		2010
	Market Value	% of Total	Market Value	% of Total
	(Dollars in thousands)

U.S. Government sponsored enterprises (“GSE”)	$12,345	23.89%	$15,191	27.42%
Mortgage-backed securities, GSE, residential	33,995	65.78	36,472	65.84
Mortgage-backed securities, GSE, commercial	1,455	2.82	---	---
State and political subdivisions	3,882	7.51	3,736	6.74

Total available for sale	$51,677	100.00%	$55,399	100.00%

Average remaining life of investment and mortgage-backed securities	15.38 Years		15.48 Years

Other interest-earning assets:
Federal funds sold	13,630	76.52	7,852	69.32
Interest-bearing deposits with banks	4,183	23.48	3,475	30.68
Total other interest earnings investments	$17,813	100.00%	11,327	100.00%

The Bank’s investment securities portfolio at March 31, 2011, contained no securities of any issuer with an aggregate book value in excess of 10% of the Bank’s retained earnings, excluding those issued by the U.S. government, or its agencies.  First Robinson’s investments, including the mortgage-backed securities portfolio, are managed in accordance with a written investment policy adopted by the Board of Directors.

OCC guidelines, as well as those of the other federal banking regulators, regarding investment portfolio policy and accounting require banks to categorize securities and certain other assets as held for “investment,” “sale,” or “trading.”  In addition, the Bank has adopted ASC 320 which states that securities available for sale are accounted for at fair value and securities which management has the intent and the Bank has the ability to hold to maturity are accounted for on an amortized cost basis.  The Bank’s investment policy has strategies for each type of security.  At March 31, 2011, the Bank classified $16.2 million of its investment securities, excluding mortgage-backed securities, as available for sale.

Mortgage-Backed Securities.  The Bank invests in U.S. government sponsored enterprise obligations secured by residential properties. At March 31, 2011, the Bank’s investment in mortgage-backed securities totaled $35.5 million or 17.0% of its total assets. All of the mortgage-backed securities are classified as available for sale.  At March 31, 2011, the Bank did not have a trading portfolio.

The following table sets forth the maturities of the Bank’s mortgage-backed securities at March 31, 2011.

	Due in
	1 Year or Less		1 to 5 Years	5 to 10 Years	10 Years or More	Total

Federal Home Loan Mortgage Corporation	$	---	$155	$2,630	$3,972	$6,757
Weighted Average Rate		---	4.41%	4.86%	4.34%	4.54%

Federal National Mortgage Company		4	796	2,748	13,110	16,658
Weighted Average Rate		7.00	4.03	4.57	4.69	4.64

Government National Mortgage Company		---	---	236	11,799	12,035
Weighted Average Rate		---	---	3.50	2.63	2.64

Total		$4	$951	$5,614	$28,881	$35,450
Weighted Average Rate		7.00%	4.10%	4.66%	3.80%	3.94%

Trust Services

The Bank offers wealth management and trust services to its higher net worth customers to assist them in investment, tax and estate planning.  The Bank offers these services in a manner consistent with the principles of prudent and safe banking and in compliance with applicable laws, rules, regulations and regulatory guidelines. The Bank earns fees for managing client’s assets and providing trust services.  Revenues from wealth management and trust services comprised less than 0.10% of the Bank’s revenue for the period during which such services have been offered.  Total assets held in Trust at March 31, 2011 were $8.8 million.

Sources of Funds

General.  The Bank’s primary sources of funds are deposits, receipt of principal and interest on loans and securities, interest earned on deposits with other banks, and other funds provided from operations.

The Bank has used FHLB advances to support lending activities and to assist in the Bank’s asset/liability management strategy.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management.”  The Bank maintains a $21.5 million line of credit with the FHLB, of which no funds were advanced at March 31, 2011.  This line can be accessed immediately and is secured by a blanket lien on qualifying one- to four-family residential loans held by the Company. The available line of credit with the FHLB was reduced, at March 31, 2011, by $943,000 for the credit enhancement reserve established as a result of the participation in the FHLB MPF program and by $2.5 million for a letter of credit issued by the FHLB to secure municipal deposits held on deposit with the Company resulting in an available balance of $18.0 million.  The Company also maintains a $5.0 million revolving federal funds line of credit with a correspondent financial institution and has also established borrowing capabilities of up to $3.0 million at the discount window with the Federal Reserve Bank of St. Louis of which no funds were borrowed on either line at March 31, 2011.   See Notes 9 and 10 of Notes to Consolidated Financial Statements.

At March 31, 2011, the Bank had $15.6 million in repurchase agreements.  See Note 8 of Notes to Consolidated Financial Statements.

The Company maintains a $2.5 million revolving line of credit note payable, of which $1.8 million was outstanding at March 31, 2011 with an unaffiliated financial institution. The note payable bears interest tied to the prime commercial rate with a floor of 3.5%, the rate at March 31, 2011, matures on September 30, 2011, and is secured by the stock of the Bank.

Deposits.  The Bank offers a variety of deposit accounts having a wide range of interest rates and terms.  The Bank’s deposits consist of statement savings accounts, money market deposit accounts, NOW accounts, IRA accounts, and certificate accounts.  The certificate accounts currently range in terms from 90 days to 54 months.  The Bank also offers a variable rate certificate for children.  The certificate matures on the child’s 18th birthday. During the current fiscal year, the Bank began offering health savings accounts.  The Bank has a significant amount of deposits that will mature within one year.  However, management expects that virtually all of the deposits will be renewed.

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

The following table sets forth the deposit flows at the Bank during the periods indicated.

	Year Ended March 31,
	2011	2010
	(Dollars in thousands)

Opening balance	$149,312	$140,088
Deposits	1,301,993	1,005,121
Withdrawals	(1,276,826)	(998,515)
Interest credited	1,873	2,618

Ending balance	176,352	149,312

Net increase	$27,040	$9,224

Percent increase	18.11%	6.58%

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Bank for the periods indicated.

	March 31,
	2011		2010
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)

Transactions and Savings Deposits:

Non-interest bearing demand (0.00%)	$23,490	13.32%	$15,248	10.21%
Statement Savings and Money Market Accounts (0.19%)	28,130	15.95	22,863	15.31
NOW Accounts (0.67%)	68,991	39.12	53,512	35.84

Total non-certificates	120,611	68.39	91,623	61.36

Certificates:
0.10 – 1.99%	24,242	13.75%	16,101	10.78%
2.00 – 3.99%	26,753	15.17	30,405	20.37
4.00 – 5.99%	4,746	2.69	11,183	7.49

Total certificates	55,741	31.61	57,689	38.64
Total deposits	$176,352	100.00%	$149,312	100.00%

The following table shows rate and maturity information for the Bank’s certificates of deposit as of March 31, 2011.

	0.10 - 1.99%	2.00 - 3.99%	4.00 - 5.99%	Total	Percent of Total	Weighted Average Rate
	(Dollars in thousands)
Certificate accounts maturing In quarter ending:
June 30, 2011	$5,352	$6,195	$342	$11,889	21.31%	2.31%
September 30, 2011	3,570	3,040	583	7,193	12.90	2.09
December 31, 2011	1,463	4,686	601	6,750	12.11	2.61
March 31, 2012	2,246	3,120	352	5,718	10.26	1.99
June 30, 2012	894	2,742	927	4,563	8.19	2.43
September 30, 2012	498	2,859	769	4,126	7.40	2.37
December 31, 2012	2,229	800	30	3,059	5.49	1.87
March 31, 2013	3,680	271	17	3,968	7.12	1.81
June 30, 2013	3,737	41	317	4,095	7.35	1.82
September 30, 2013	42	102	808	952	1.71	3.89
December 31, 2013	21	50	---	71	0.13	2.94
March 31, 2014	44	116	---	160	0.29	2.55
Thereafter	466	2,731	---	3,197	5.74	2.74

Total	$24,242	$26,753	$4,746	$55,741	100.00%	2.26%

Percent of total	43.49%	48.00%	8.51%	100.00%

The following table indicates the amount of the Bank’s certificates of deposit and other deposits by time remaining until maturity as of March 31, 2011.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 months	Total

Certificates of deposit less than $100,000	$5,893	$5,133	$9,628	$15,788	$36,442

Certificates of deposit of $100,000 or more	3,273	1,510	2,840	8,403	16,026

Public funds of $100,000 or more (1)	2,723	550	---	---	3,273

Total certificates of deposit	$11,889	$7,193	$12,468	$24,191	$55,741

(1)	Deposits from governmental and other public entities.

Subsidiary Activities

As a national bank, the Bank is able to invest unlimited amounts in subsidiaries that are engaged in activities in which the parent bank may engage.  In addition, a national bank may invest limited amounts in subsidiaries that provide banking services, such as data processing, to other financial institutions.  At March 31, 2011, the Bank had no subsidiaries.

Code of Ethics

A copy of the Company’s Code of Ethics may be obtained, without charge, by any stockholder upon written request to Secretary, c/o First Robinson Financial Corporation, 501 East Main Street, Robinson, Illinois 62454, or it can be found at www.frsb.net in the Investor Relations section under the About Us tab.

Competition

The Bank faces strong competition, both in originating real estate, commercial and consumer loans and in attracting deposits. Competition in originating loans comes primarily from commercial banks and credit unions located in the Bank’s market area. Commercial banks provide vigorous competition in consumer lending. The Bank competes for real estate and other loans principally on the basis of the quality of services it provides to borrowers, the interest rates and loan processing fees it charges, and the types of loans it originates.  See “-- Lending Activities.”

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

The Bank’s lending limit is generally limited to the greater of 15% of unimpaired capital and surplus or, if a bank’s lending limit under this calculation would be less than  $500,000, a bank may make loans and extensions of credit to one borrower at one time in an amount not to exceed $500,000.  However, the Bank is allowed to utilize a program offered by the OCC that permits it to exceed the 15% lending limit under certain circumstances.  The Bank may lend up to 25% of its unimpaired capital and surplus to one borrower for loans secured by one-to-four family residential real estate, loans secured by small businesses or small farm loans.  The total outstanding amount of the Bank’s loans or extensions of credit made to all of its borrowers under the special limits of this program may not exceed 100% of the Bank’s unimpaired capital and surplus. Loans to affiliates and their related interests are not eligible for this program.  See “Lending Activities – General.”

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“the Dodd-Frank Act”).  In response to the current national and international economic recession and to strengthen supervision of financial institutions and systemically important nonbank financial institutions, Congress and the U.S. government have taken a variety of actions, including the enactment of the Dodd-Frank Act on July 21, 2010.  The Dodd-Frank Act represents the most comprehensive change to banking laws since the Great Depression of the 1930s and mandates changes in several key areas: regulation and compliance (both with respect to financial institutions and systemically important nonbank financial companies), securities regulation, executive compensation, regulation of derivatives, corporate governance, transactions with affiliates, deposit insurance assessments, source of strength requirements and consumer protection.  While the changes in the law required by the Dodd-Frank Act will most significantly have a major impact on large institutions, even relatively small institutions such as ours will be affected.  Pursuant to the Dodd-Frank Act, the Bank will be subject to regulations promulgated by a new consumer protection bureau housed within the Federal Reserve, known as the Bureau of Consumer Financial Protection (the “Bureau” or “BCFP”).  The Bureau will consolidate rules and orders with respect to consumer financial products and services and will have substantial power to define the rights of consumers and responsibilities of lending institutions, such as the Bank. The Bureau will not, however, examine or supervise the Bank for compliance with such regulations; rather, based on its size, enforcement authority will remain with the Bank’s primary federal regulator, the OCC, although the Bank may be required to submit reports or other materials to the Bureau upon its request. The date upon which the Bureau will begin to exercise its authority has been designated by the Secretary of the Treasury as July 21, 2011.

The Homeowners Affordability and Stability Plan (“HASP”).  Announced in February, 2009, the HASP is a $75.0 billion dollar federal program providing for loan modifications targeted at borrowers who are at risk of foreclosure because their incomes are not sufficient to meet their mortgage payments.  It is anticipated that this program will have minimal impact on the Company.

USA Patriot Act of 2001.  In October 2001, the USA Patriot Act of 2001 (the “Patriot Act”) was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. which occurred on September 11, 2001.  The Patriot Act strengthens U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts.  The impact of the Patriot Act on financial institutions of all kinds is significant and wide-ranging.  The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.  Among other provisions, the Patriot Act requires financial institutions to have anti-money laundering programs in place and requires banking regulators to consider a holding company’s effectiveness in combating money laundering when ruling on certain merger or acquisition applications.  The Patriot Act was reauthorized by Congress in May 2011.

S.A.F.E. Act Requirements.  On July 28, 2010, the OCC issued final rules requiring residential mortgage loan originators who are employees of national banks to meet the registration requirements of the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (the “S.A.F.E. Act”).  The S.A.F.E. Act requires residential mortgage loan originators who are employees of regulated financial institutions to be registered with the Nationwide Mortgage Licensing System and Registry, a database created by the Conference of State Bank Supervisors and the American Association of Residential Mortgage Regulators to support the licensing of mortgage loan originators by the states (the “Registry”).  Employees of regulated financial institutions are generally prohibited from originating residential mortgage loans unless they are registered.  The initial period for registration has begun and runs through July 29, 2011.

Incentive Compensation Guidance.  On June 21, 2010, the federal financial banking agencies released joint guidance on incentive compensation.  The guidance applies to national banks and their holding companies and generally requires such entities to ensure that incentive compensation arrangements appropriately tie rewards to longer-term performance and that such arrangements are conducted in accordance with safety and soundness principles.

Interagency Appraisal and Evaluation Guidelines.  The federal financial banking agencies, including the OCC, issued final supervisory guidance in December, 2010, related to sound practices for financial institutions with respect to real estate appraisals and evaluations.  The guidelines emphasize that financial institutions are responsible for selecting appraisers and people performing evaluations based on their competence, experience and knowledge of the market and type of property being valued.  It also requires banks to demonstrate the independence of their processes for obtaining property values and to adopt standards for appropriate communications and information-sharing with appraisers and people performing evaluations.

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

Deposit Insurance.  As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC based upon a classification system.  Assessments are collected on a quarterly basis.

The Dodd-Frank Act changed the prior assessment structure by which deposit insurance premiums are determined.  Specifically, the Dodd-Frank Act required the FDIC to define the deposit insurance assessment base for an insured depository institution as an amount equal to the institution’s average consolidated total assets during the assessment period minus average tangible equity.  The FDIC issued a final rule on February 7, 2011, that implemented this change to the assessment calculation but has said that the new assessment rate schedule should result in the collection of assessment revenue that is approximately revenue neutral (even though the new assessment base under Dodd-Frank Act is larger than the current assessment base).  Because of this change, the new assessment rates are lower than prior rate structures and range generally from 2.5 basis points to 45 basis points.  Notably, there is a separate insurance assessment rate schedule for larger institutions (i.e., institutions with at least $10 billion in assets).  The new assessment rule took effect for the quarter beginning April 1, 2011, and will be reflected in the FDIC’s invoices for insurance assessments due on September 30, 2011, although it is possible that such changes may be delayed.  At March 31, 2011, the Bank’s risk category assignment required a payment of 11.92 cents per $100 of assessable deposits.

The FDIC rules also provide the FDIC’s board with the flexibility to adopt actual rates that are higher or lower than the total base assessment rates adopted without notice and comment if certain restrictions are met.

The Dodd-Frank Act also set a new minimum DIF reserve ratio at 1.35% of estimated insured deposits.  The FDIC is required to attain this ratio by September 30, 2020.

Under the Dodd-Frank Act, a permanent increase in deposit insurance was authorized to $250,000 (insurance coverage had previously been temporarily raised to that level until December 13, 2013).  The coverage limit is per depositor, per insured depository institution for each account ownership category.

FICO Assessments.  DIF-insured institutions are required to pay a quarterly Financing Corporation (FICO) assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance.  During the quarter ended March 31, 2011, the FICO assessment rate for the Bank was 1.02 basis points per $100 of assessable deposits. The Bank’s FICO assessment expense for fiscal year ended March 31, 2011 was $16,000.  Management believes this expense will be comparable for the fiscal year ended March 31, 2012.

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

Prompt Corrective Action.  Federal banking regulators are authorized and, under certain circumstances, required to take certain actions against banks that fail to meet their capital requirements. Effective December 19, 1992, the federal banking agencies were given additional enforcement authority with respect to undercapitalized depository institutions.  Under the regulations, an institution is deemed to be (a) “well capitalized” if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure; (b) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of well capitalized; (c) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (d) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%; and (e) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.  In certain situations, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with supervisory actions as if the institution were in the next lower category.

Adequately capitalized banks cannot normally pay dividends or make any capital contributions that would leave it undercapitalized; they cannot pay a management fee to a controlling person if, after paying the fee, it would be undercapitalized; and they cannot accept, renew or roll over any brokered deposit unless the bank has applied for and been granted a waiver by the FDIC. Under an interest rate restriction rule that became effective in January 2010, the FDIC has defined the “national rate” for all interest-bearing deposits held by less-than-well capitalized institutions as “a simple average of rates paid by all insured depository institutions and branches for which data are available” and has stated that its presumption is that this national rate is the prevailing rate in any market. As such, less-than-well capitalized institutions generally may not pay an interest rate in excess of the national rate plus 75 basis points.

The federal banking agencies are generally required to take action to restrict the activities of an “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized” bank.  Any such bank must submit a capital restoration plan that is guaranteed by the parent holding company.  Until such plan is approved, it may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions.  The banking regulators are authorized to impose additional restrictions, discussed below, that are applicable to significantly undercapitalized institutions.

Any institution that fails to comply with its capital plan or is “significantly undercapitalized” (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions mandated by the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”).  These actions and restrictions include requiring the issuance of additional voting securities; limitations on asset growth; mandated asset reduction; changes in senior management; divestiture, merger or acquisition of the association; restrictions on executive compensation; and any other action the OCC deems appropriate.  An institution that becomes “critically undercapitalized” is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations.  In addition, the appropriate banking regulator must appoint a receiver (or conservator with the FDIC’s concurrence) for an institution, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.  Any undercapitalized institution is also subject to other possible enforcement actions, including the appointment of a receiver or conservator.  The appropriate regulator is also generally authorized to reclassify an institution into a lower capital category and impose restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

Institutions must file a capital restoration plan with the OCC within 45 days of the date it receives a notice from the OCC that it is “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.”  Compliance with a capital restoration plan must be guaranteed by a parent holding company.  In addition, the OCC is permitted to take any one of a number of discretionary supervisory actions, including but not limited to the issuance of a capital directive and the replacement of senior executive officers and directors.

The imposition of any of these measures on the Bank may have a substantial adverse effect on it and on the Company’s operations and profitability.  First Robinson stockholders do not have preemptive rights and, therefore, if First Robinson Financial is directed by the OCC or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in stockholders’ percentage of ownership of First Robinson.

The OCC is also generally authorized to reclassify a bank into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

At March 31, 2011, the Bank was categorized as well capitalized under the OCC’s prompt corrective action regulations.

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

The OCC has the authority to prohibit the payment of dividends by a national bank when it determines such payment to be an unsafe and unsound banking practice.  In addition, the bank would be prohibited by federal statute and the OCC’s prompt corrective action regulations from making any capital distribution if, after giving effect to the distribution, the bank would be classified as “undercapitalized” under OCC regulations.  See “-- Prompt Corrective Action.”  Finally, the Bank would not be able to pay dividends on its capital stock if its capital would thereby be reduced below the remaining balance of the liquidation account established in connection with the Bank’s conversion from mutual to stock form.

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

Federal Reserve System.

The FRB requires all depository institutions to maintain reserves at specified levels against their transaction accounts (primarily checking and NOW checking accounts).  At March 31, 2011, the Bank had $2.8 million in reserve and had $177,100 in FRB stock, which was in compliance with these reserve requirements.

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

Dividends.  The FRB previously issued a policy statement, with which the Bank is in compliance, on the payment of cash dividends by bank holding companies, which expresses the FRB’s view that a bank holding company should pay cash dividends only to the extent that the Company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the Company’s capital needs, asset quality and overall financial condition.  The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends.  Furthermore, under the prompt corrective action regulations adopted by the FRB, the FRB may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”  See “Regulation -- Prompt Corrective Action.”

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

Capital Requirements.  The FRB has established capital requirements for bank holding companies that generally parallel the capital requirements for national banks.  For bank holding companies with consolidated assets of less than $500 million, such as the Company, compliance is measured on a case-by-case basis.  See “Regulation -- National Banks.”  The Company’s capital exceeds such requirements.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB of Chicago.  At March 31, 2011, the Bank had $879,400 in FHLB stock.

The FHLB of Chicago entered into a cease-and-desist order (“Order”) with the Federal Housing Finance Board, the predecessor to the FHFA, its regulator, on October 10, 2007.  Dividends were suspended by the FHLB of Chicago at the end of the third quarter in 2007 but announced a dividend for the first quarter of 2011 at an annualized rate of 0.10% per share.  The payment of this dividend was approved by the FHFA, which is required by a specific provision in the Order.

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

Employees

At March 31, 2011, the Company and the Bank had a total of 54 full-time and 15 part-time employees. The Company’s and the Bank’s employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Recent Accounting Pronouncements

Accounting Standards Update (ASU) No. 2009-16 - Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets. ASU 2009-16 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 eliminates the concept of a qualifying special purpose entity and changes the requirements for derecognizing financial assets. ASU 2009-16 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The provisions of ASU 2009-16 became effective on April 1, 2010 and did not have a significant impact on the Company’s financial statements.

ASU No. 2010-20, - Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a desegregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators.

ASU 2010-20 became effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company’s financial statements that include periods beginning on or after April 1, 2011. ASU 2011-01, - Receivables (Topic 310) - Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of a proposed accounting standards update related to troubled debt restructurings, which is to be effective for periods ending after June 15, 2011.  The provisions of ASU 2010-20 did not have a significant impact on the Company’s financial results, but it has significantly expanded the disclosures that the Company is required to provide.

In April 2011, The Financial Accounting Standards Board (FASB) issued ASU 2011-02, A Creditors Determination of whether a Restructuring Is a Troubled Debt Restructuring. The new guidance clarifies when a loan modification or restructuring is considered a troubled debt restructuring (TDR) in order to address current diversity in practice and lead to more consistent application of accounting principles generally accepted in the United States of America. In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that the restructuring constitutes a concession and the debtor is experiencing financial difficulties. Additionally, the guidance clarifies that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a TDR. The Company has not yet evaluated whether the clarifications provided in ASU 2011-02 will change the amount of loan modifications or restructurings classified as TDR.

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

Despite signs that the nation as a whole is emerging from a recession environment, the national and global economic downturn has resulted in extreme levels of market volatility locally, nationally and internationally.  Factors such as consumer spending, business investment, government spending and inflation all affect the business and economic environment and, ultimately, the profitability of the Company.  In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, stock prices of financial institutions, like ours, have been negatively affected, as has our ability, if needed, to raise capital or borrow in the debt markets.  Dramatic declines in the housing market over the past three years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions.  These write-downs have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail.  This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and reduction of business activity generally.  The resulting economic pressure on consumers and lack of confidence in the financial markets may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for loan losses.

As a result of the economic slowdown, financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations.  A continued weak economy, negative developments in the financial services industry and the impact of recently passed legislation could adversely impact our operations, including our ability to originate or sell loans, and adversely impact our financial performance.

The full impact of the Dodd-Frank Act is currently unknown given that much of the details and substance of the new laws will be determined through agency rulemaking.

The compliance burden and impact on our operations and profitability related to the Dodd-Frank Act are currently unknown, as the Dodd-Frank Act delegates to various federal agencies the task of implementing its many provisions through regulation. Hundreds of new federal regulations, studies and reports addressing all of the major areas of the new law, including the regulation of national banks and their holding companies, will be required, ensuring that federal rules and policies in this area will be further developing for months and years to come. Based on the provisions of the Dodd-Frank Act and anticipated implementing regulations, it is highly likely that banks and their holding companies will be subject to significantly increased regulation and compliance obligations that expose us to noncompliance risk and consequences as well as significant compliance costs increases.

Moreover, there can be no assurance that the Dodd-Frank Act will stabilize financial markets.  The continuation or worsening of current financial market conditions could materially and adversely affect the Company's business, financial condition, results of operation, access to credit or the trading price of the Company's common stock.

The BCFP may reshape the consumer financial laws through rulemaking and enforcement of unfair, deceptive or abusive practices, which may directly impact the business operations of depository institutions offering consumer financial products or services including the Bank.

The BCFP has broad rulemaking authority to administer and carry out the purposes and objectives of the “Federal consumer financial laws, and to prevent evasions thereof,” with respect to all financial institutions that offer financial products and services to consumers. The BCFP is also authorized to prescribe rules, applicable to any covered person or service provider, identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service (“UDAP authority”). The full reach and impact of the BCFP’s broad new rulemaking powers and UDAP authority on the operations of financial institutions offering consumer financial products or services is currently unknown. Notwithstanding, insured depository institutions with assets of $10 billion or less will continue to be supervised and examined by their primary federal regulators, rather than the BCFP, with respect to compliance with the federal consumer protection laws.

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

Although the Federal Reserve has not definitively determined the price an institution may charge a merchant for debit card interchange, if the Federal Reserve’s proposal is adopted as generally proposed, it will have a strong negative impact on our earnings.

Debit card interchange income is approximately 10% of the Company’s total non-interest income.  If the Federal Reserve proposal is adopted, it is anticipated that the interchange income could be reduced by 50%.    Since the Company relies on non-interest income as part of its overall earnings, this reduction could negatively affect future results of operations.

Recently enacted overdraft limitations that require consumers to affirmatively opt-in to certain types of overdraft programs have negatively impacted our earnings.

The Company anticipated that earnings from overdraft programs would decrease by approximately 40%.  However, after enactment of the overdraft limitations, the Company’s earnings from overdraft programs declined by 10%.  Recent interpretations of rule making by the Company’s primary regulators may further reduce the Company’s ability to continue earnings at the current level from overdraft programs.

The Federal Reserve's "ability to pay" proposed rule will have a significant impact on our mortgage underwriting processes if adopted largely as proposed.

The “ability to pay” proposed rule will make it difficult for community based financial institutions to lend to small businesses and self-employed individuals.  This will limit the ability of the Company to reinvest in our communities by restricting loans to those small businesses and the self-employed. These limitations will further negatively impact the Company’s earnings on mortgage loans.

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

The Company and the Bank operate in a highly regulated environment and are subject to extensive regulation, supervision and examination by the Board of Governors of the Federal Reserve System and the OCC, respectively.  See “Business -- Regulation” herein.  In addition to the myriad changes as a result of the Dodd-Frank Act, other applicable laws and regulations may change, and there is no assurance that such changes will not adversely affect the Company’s business.  Such regulation and supervision govern the activities in which an institution may engage, and are intended primarily for the protection of banks and their depositors.  Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including but not limited to the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses.  Any change in such regulation and oversight, whether in the form of restrictions on activities, regulatory policy, regulations, or legislation, including but not limited to changes in the regulations governing national banks, could have a material impact on the bank and the Company’s operations.

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

The Company’s success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond the Company’s control may adversely affect the Company’s asset quality, deposit levels and loan demand and, therefore, the Company’s earnings. Because the Company has a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral.  Among other things, adverse changes in the economy, including but not limited to the current economic downturn, may also have a negative effect on the ability of the Company’s borrowers to make timely repayments of their loans, which would have an adverse impact on the Company’s earnings.  In addition, the vast majority of the Company’s loans are to individuals and businesses in the Company’s market area.  Consequently, any economic decline in the Company’s market area could have an adverse impact on the Company’s earnings.

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

•
Agricultural Finance Loans. Repayment is dependent upon the successful operation of the business, which are greatly dependent on many things outside the control of either the Bank or the borrowers.  These factors include weather, commodity prices, and interest rates, among others.

•
Agricultural Real Estate Loans.  Appraised values for agricultural real estate in the Company’s market area are at record highs.  If the Company follows current underwriting practices and farm land prices decline in future years, this may leave the Company with loan balances in excess of collateral values.

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

The Company’s earnings depend substantially on the Company’s interest rate spread, which is the difference between (i) the rates we earn on loans, securities and other earning assets, and (ii) the interest rates we pay on deposits and other borrowings.  These rates are highly sensitive to many factors beyond the Company’s control, including general economic conditions and the policies of various governmental and regulatory authorities.  As market interest rates rise, we will have competitive pressures to increase the rates we pay on deposits, which may result in a decrease of the Company’s net interest income.  Conversely, if interest rates fall, yields on loans and investments may fall.  Because a significant portion of the Company’s deposit portfolio is in non-interest bearing accounts, such a change in rates would likely result in a decrease in the Company’s net interest income.  For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

If we fail to identify and correct any significant deficiencies or material weaknesses in the design or operating effectiveness of the Company’s internal control over financial reporting or fail to prevent fraud, current and potential stockholders and depositors could lose confidence in the Company’s financial reporting, which could adversely affect the Company’s business, financial condition and results of operations, the trading price of the Company’s stock and the Company’s ability to attract additional deposits.

A breach of information security or compliance breach could negatively affect the Company’s reputation and business.

The Bank depends on data processing, communication and information exchange on a variety of computing platforms and networks and over the internet.  None of the Company’s systems are entirely free from vulnerability to attack, despite safeguards we have installed.  Additionally, we rely on and do business with a variety of third-party service providers, agents and vendors with respect to the Company’s business, data and communications needs.  If information security is breached, or one of our agents or vendors breaches compliance procedures, information could be lost or misappropriated, resulting in financial loss or costs to us or damages to others.  These costs or losses could materially exceed the Company’s amount of insurance coverage, if any, which would adversely affect the Company’s business.

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

Your ability to sell shares of the Company’s common stock or purchase additional shares largely depends upon the existence of an active market for the common stock.  The Company’s common stock is quoted on the OTCQB tier of the OTC Market.  The volume of trades on any given day is light, and you may be unable to find a buyer for shares you wish to sell or a seller of additional shares you wish to purchase.  In addition, a fair valuation of the purchase or sales price of a share of common stock also depends upon active trading, and thus the price you receive for a thinly traded stock, such as the Company’s common stock, may not reflect its true value.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Bank conducts its business through its main office and four branch offices, three of which are located in Crawford County, Illinois, and one of which is located in Knox County, Indiana.  The Bank owns its main office and branch offices.  The total net book value of the Bank’s premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at March 31, 2011 was approximately $3.8 million. The following table sets forth information relating to the Bank’s offices as of March 31, 2011.

Location	Date Acquired	Total Approximate Square Footage	Net Book Value of Buildings and Improvements at March 31, 2011

Main Office: 501 East Main Street Robinson, Illinois	1985	12,420	$1.1 million

Branch Offices: 119 East Grand Prairie Palestine, Illinois	1995	1,800	245,000

102 West Main Street Oblong, Illinois	1995	2,260	72,000

Outer East Main Street Oblong, Illinois	1997	1,000	78,000

615 Kimmel Road Vincennes, Indiana	2008	2,612	517,000

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

ITEM 4.        [REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pages 68 and 69 of the attached 2011 Annual Report to Stockholders are incorporated herein by reference.

PURCHASES OF EQUITY SECURITIES BY COMPANY(1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/2011 – 1/31/2011	351	$33.05	---	4,045
2/1/2011 – 2/28/2011	---	---	---	4,045
3/1/2011 – 3/31/2011	600	32.35	600	3,445
Total	951	$32.61	---	3,445
(1)             The Board of Directors voted on August 17, 2010 to approve a stock repurchase program of approximately 5,000 shares, or approximately 1.2% of the Company’s issued and outstanding shares.  The repurchase program will expire upon  the earlier of the completion the purchase of an aggregate of shares on August 16, 2011.  As of March 31, 2011, there had been 1,555 shares purchased under the program approved August 17, 2010.

ITEM 6.	SELECTED FINANCIAL DATA

Pages 3 and 4 of the attached 2011 Annual Report to Stockholders are incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pages 5 through 23 of the attached 2011 Annual Report to Stockholders are incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pages 16 through 18 of the attached 2011 Annual Report to Stockholders are incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information appearing in the Company’s Annual Report to Stockholders for the year ended March 31, 2011, is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13.

Annual Report Section	Pages in Annual Report

Report of Independent Registered Public Accounting Firm	24
Consolidated Balance Sheets for the
Fiscal Years Ended March 31, 2011 and 2010	25
Consolidated Statements of Operations for the
Years Ended March 31, 2011 and 2010	26
Consolidated Statements of Stockholders’ Equity for
Years Ended March 31, 2011 and 2010	27
Consolidated Statements of Cash Flows for the
Years Ended March 31, 2011 and 2010	28
Notes to Consolidated Financial Statements	30

With the exception of the aforementioned information, the Company’s Annual Report to Stockholders for the year ended March 31, 2011 is not deemed filed as part of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.  No change in our internal control over financial reporting occurred during the fourth quarter of our fiscal year that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.”  Based on the assessment, management determined that, as of March 31, 2011, the Company’s internal control over financial reporting is effective, based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting because the Company, as a smaller reporting company, is permanently exempt from providing such attestation report pursuant to the Dodd-Frank Act.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 28, 2011, a copy of which was filed with the SEC on June 27, 2011.

Executive Officers

Information concerning Executive Officers of the Company and the Bank is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 28, 2011, a copy of which was filed with the SEC on June 27, 2011.

Compliance with Section 16(a)

Information concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 28, 2011, a copy of which was filed with the SEC on June 27, 2011.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 28, 2011, a copy of which was filed with the SEC on June 27, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The Company does not currently maintain any equity compensation plans.

Additional information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 28, 2011, a copy of which was filed with the SEC on June 27, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 28, 2011, a copy of which was filed with the SEC on June 27, 2011.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accounting fees and services is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 28, 2011, a copy of which was filed with the SEC on June 27, 2011.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Exhibits

Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
3(i)	Certificate of Incorporation	*
3(ii)	By-Laws	**
4	Instruments defining the rights of security holders, including debentures	*
10	Material Contracts	None
13	Annual Report to Stockholders	13
21	Subsidiaries of Registrant	21
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 19, 1997 (File No. 333-23625).

**	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended March 31, 2008 filed with the SEC on June 30, 2008 (File No. 001-12969; Film No. 08924531).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST ROBINSON FINANCIAL CORPORATION

Date: June 27, 2011	By:	/s/ Rick L. Catt
Rick L. Catt, Director,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Rick L. Catt	By:	/s/ Jamie E. McReynolds
	Rick L. Catt, Director, President and Chief Executive Officer (Principal Executive and Operating Officer)		Jamie E. McReynolds, Vice President, Chief Financial Officer and Secretary (Chief Financial and Accounting Officer)

Date:	June 27, 2011	Date:	June 27, 2011

By:	/s/ Scott F. Pulliam	By:	/s/ J. Douglas Goodwine
	Scott F. Pulliam, Director		J. Douglas Goodwine, Director

Date:	June 27, 2011	Date:	June 27, 2011

By:	/s/ Robin E. Guyer	By:	/s/ Steven E. Neeley
	Robin E. Guyer, Director		Steven E. Neeley, Director

Date:	June 27, 2011	Date:	June 27, 2011

By:	/s/ William K. Thomas
William K. Thomas, Director

Date:	June 27, 2011