Form 10-Q
period 2011-06-30
FIRST ROBINSON FINANCIAL CORP
filed 2011-08-15
CIK 1035991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	_____________________ to ________________________

Commission File Number 001-12969

FIRST ROBINSON FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	36-4145294
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

501 East Main Street, Robinson, Illinois	62454
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(618) 544-8621

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  427,149 shares of common stock, par value $.01 per share, as of August 11, 2011.

FIRST ROBINSON FINANCIAL CORPORATION

Item 1:
FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	(Unaudited)
	June 30, 2011	March 31, 2011
ASSETS

Cash and cash equivalents	$11,570	$9,546
Interest-bearing deposits	5,094	4,183
Federal funds sold	4,290	13,630
Cash and cash equivalents	20,954	27,359
Held-to maturity securities (fair values of $1,380 and $0)	1,380	—
Available-for-sale securities	50,856	51,677
Loans, held for sale	255	354
Loans, net of allowance for loan losses of $1,152 and $1,145 at June 30, 2011 and March 31, 2011, respectively	119,694	120,164
Federal Reserve and Federal Home Loan Bank stock	1,056	1,056
Premises and equipment, net	3,857	3,848
Foreclosed assets held for sale, net	141	218
Interest receivable	884	914
Prepaid income taxes	32	249
Cash surrender value of life insurance	1,569	1,556
Other assets	1,615	1,436

Total Assets	$202,293	$208,831

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$171,025	$176,352
Other borrowings	13,960	15,620
Short-term borrowings	2,200	1,800
Advances from borrowers for taxes and insurance	314	274
Deferred income taxes	531	512
Interest payable	153	183
Other liabilities	1,311	1,325
Total Liabilities	189,494	196,066

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock, $.01 par value; authorized 500,000 shares, no shares issued and outstanding	—	—
Common stock, $ .01 par value; authorized 2,000,000 shares; 859,625 shares issued; 427,149 shares outstanding at June 30, 2011 and March 31, 2011	9	9
Additional paid-in capital	8,767	8,781
Retained earnings	11,229	11,212
Accumulated other comprehensive income	892	861
Treasury stock, at cost
Common: June 30, 2011 and March 31, 2011– 432,476 shares	(8,098)	(8,098)

Total Stockholders’ Equity	12,799	12,765

Total Liabilities and Stockholders’ Equity	$202,293	$208,831

See  Notes to Condensed Consolidated Financial Statements

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three-Month Periods Ended June 30, 2011 and 2010
(In thousands, except per share data)
(Unaudited)

	2011	2010
Interest and Dividend Income:
Loans	$1,685	$1,537
Securities:
Taxable	378	450
Tax-exempt	25	29
Other interest income	7	5
Dividends on Federal Reserve Bank stock	3	3
Total Interest and Dividend Income	2,098	2,024
Interest Expense:
Deposits	441	621
Other and short-term borrowings	24	24
Total Interest Expense	465	645

Net Interest Income	1,633	1,379

Provision for Loan Losses	255	45

Net Interest Income After Provision for Loan Losses	1,378	1,334

Non-Interest Income:
Charges and fees on deposit accounts	234	249
Charges and other fees on loans	107	90
Net gain on sale of loans	152	135
Net gain on sale of foreclosed assets	4	17
Net gain on sale of equipment	—	4
Other	149	137
Total Non-Interest Income	646	632

Non-Interest Expense:
Compensation and employee benefits	773	739
Occupancy and equipment	161	168
Data processing and telecommunications	116	101
Audit, legal and other professional	59	65
Advertising	68	62
FDIC insurance	57	52
Other	172	160
Total Non-Interest Expense	1,406	1,347

Income Before Income Taxes	618	619

Provision For Income Taxes	217	203

Net Income	$401	$416

Basic Earnings Per Share	$0.98	$1.01
Diluted Earnings Per Share	$0.94	$0.97

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three-Month Periods Ended June 30, 2011 and 2010
(In thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury		Comprehensive
	Shares	Amount	Capital	Earnings	Income	Stock	Total	Income

Balance, April 1, 2010	433,198	$9	$8,783	$10,182	$976	$(7,905)	$12,045

Comprehensive income
Net income				416			416	$416
Change in unrealized appreciation on available for sale securities, net of taxes of $113					178		178	178
Total comprehensive income								$594

Treasury shares purchased	(4,404)					(140)	(140)
Dividends on common stock, $0.85 per share				(365)			(365)

Balance, June 30, 2010	428,794	$9	$8,783	$10,233	$1,154	$(8,045)	$12,134

Balance, April 1, 2011	427,149	$9	$8,781	$11,212	$861	$(8,098)	$12,765

Comprehensive income
Net income				401			401	$401
Change in unrealized appreciation on available-for-sale securities, net of taxes of $19					31		31	31
Total comprehensive income								$432

Dividends on common stock, $0.90 per share				(384)			(384)
Purchase of incentive shares			(14)				(14)

Balance, June 30, 2011	427,149	$9	$8,767	$11,229	$892	$(8,098)	$12,799

See Notes to Condensed Consolidated Financial Statements

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three-Month Periods Ended June 30, 2011 and 2010
(In thousands)
(Unaudited)

	2011	2010
Cash flows from operating activities:
Net income	$401	$416
Items not requiring (providing) cash
Depreciation and amortization	75	77
Provision for loan losses	255	45
Amortization of premiums and discounts on securities	52	66
Amortization of loan servicing rights	35	28
Deferred income taxes	—	(11)
Originations of mortgage loans held for sale	(8,494)	(6,697)
Proceeds from the sale of mortgage loans	8,745	6,464
Net gain on loans sold	(152)	(135)
Net gain on sale of foreclosed property	(4)	(17)
Net gain on sale of equipment	—	(4)
Cash surrender value of life insurance	(13)	(13)
Changes in:
Interest receivable	30	54
Other assets	(210)	10
Interest payable	(30)	(47)
Other liabilities	(14)	7
Income taxes, prepaid	217	214

Net cash provided by operating activities	893	457

Cash flows from investing activities:
Purchase of available-for-sale securities	(5,093)	(1,007)
Purchase of held-to-maturity securities	(1,380)	—
Proceeds from calls and maturities of available-for-sale securities	4,000	1,150
Repayment of principal on mortgage-backed securities	1,912	2,254
Purchase of Federal Home Loan Bank stock	—	(43)
Net change in loans	215	(7,992)
Purchase of premises and equipment	(88)	(1)
Proceeds from sale of equipment	—	24
Proceeds from sale of foreclosed assets	81	41

Net cash used in investing activities	(353)	(5,574)

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For The Three-Month Periods Ended June 30, 2011 and 2010
(In thousands)
(Unaudited)

	2011	2010

Cash flows from financing activities:
Net (decrease) increase in deposits	$(5,327)	$1,909
Proceeds from other borrowings	51,765	28,385
Repayment of other borrowings	(53,425)	(25,618)
Net change in short-term borrowings	400	600
Purchase of incentive plan shares	(14)	—
Purchase of treasury stock	—	(140)
Dividends paid	(384)	(365)

Net increase in advances from borrowers for taxes and insurance	40	79

Net cash provided (used in) by financing activities	(6,945)	4,850

Decrease in cash and cash equivalents	(6,405)	(267)

Cash and cash equivalents at beginning of period	27,359	17,889

Cash and cash equivalents at end of period	$20,954	$17,622

Supplemental Cash Flows Information:

Interest paid	$495	$692

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The condensed consolidated financial statements include the accounts of First Robinson Financial Corporation (the “Company”) and its wholly owned subsidiary, First Robinson Savings Bank, National Association (the “Bank”).  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission.  The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q and Article 8-03 of Regulation of S-X.  Accordingly, they do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in stockholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management of the Company, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at June 30, 2011, the results of its operations for the three month periods ended June 30, 2011 and 2010, the changes in stockholders’ equity for the three month periods ended June 30, 2011 and 2010, and cash flows for the three month periods ended June 30, 2011 and 2010.  The results of operations for those months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

The Condensed Consolidated Balance Sheet of the Company, as of March 31, 2011, has been derived from the audited Consolidated Balance Sheet for the Company as of that date.

2.	Recent Accounting Pronouncements

ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (TDR).  In April 2011, FASB issued ASU No. 2011-02, intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring.  The amendments in the ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered troubled debt restructurings.  The Company is in the process of evaluating the implementation of this ASU but does not expect the adoption of this guidance to have a material effect on its financial position or results of operations.

In April 2011, FASB issued ASU No. 2011-03 “Reconsideration of Effective Control for Repurchase Agreements.”  The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee.  The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.  The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011.  The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted.  The Company will adopt the methodologies prescribed by this ASU by the date required and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In May 2011, FASB issued ASU No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.  The amendments in this ASU are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  The Company will adopt the methodologies prescribed by this ASU by the date required and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In June 2011, FASB issued ASU No. 2011-05 “Amendments to Topic 220, Comprehensive Income.”  Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity.  The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments in this ASU should be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted, because compliance with the amendments is already permitted.  The amendments do not require any transition disclosures.  The Company intends to adopt the disclosures prescribed by this ASU by the date required and does not anticipate that the ASU will have a material effect on the presentation of its financial position or results of operations.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Fair Value Measurements

ASC Topic 820, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC No. 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Following is a description of the valuation methodologies and inputs used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheet at June 30, 2011 and March 31, 2011.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the hierarchy in which the fair value measurements fall as of  June 30, 2011 and March 31, 2011 (in thousands):

	Carrying value at June 30, 2011
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government sponsored enterprises (GSE)	$13,378	$—	$13,378	$—

Mortgage-backed, GSE residential	32,203	—	32,203	—

Mortgage-backed, GSE commercial	1,396	—	1,396	—

State and political subdivisions	3,879	—	3,879	—

Total available-for-sale securities	$50,856	$—	$50,856	$—

	Carrying value at March 31, 2011
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government sponsored enterprises (GSE)	$12,345	$—	$12,345	$—

Mortgage-backed, GSE residential	33,995	—	33,995	—

Mortgage-backed, GSE commercial	1,455	—	1,455	—

State and political subdivisions	3,882	—	3,882	—

Total available-for-sale securities	$51,677	$—	$51,677	$—

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

Impaired Loans (Collateral Dependent)

Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment. Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of the impairment is utilized. This method requires reviewing an independent appraisal of the collateral and applying a discount factor to the value based on management’s estimation process.

Impaired loans are classified within Level 3 of the fair value hierarchy, when impairment is determined using the fair value method.  Fair value adjustments on impaired loans were $14 for the three months ended June 30, 2011 and $146,000 for the year ended March 31, 2011.

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2011 and March 31, 2011:

Carrying value at June 30, 2011
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$226	$—	$—	$226

		Carrying value at March 31, 2011
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$212	$—	$—	$212
Mortgage servicing rights	591	—	—	591
Foreclosed assets held for sale, net	218	—	218	—

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

	June 30, 2011		March 31, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$11,570	$11,570	$9,546	$9,546
Interest-bearing deposits	5,094	5,094	4,183	4,183
Federal funds sold	4,290	4,290	13,630	13,630
Held-to-maturity securities	1,380	1,380	—	—
Available-for-sale securities	50,856	50,856	51,677	51,677
Loans held for sale	255	255	354	354
Loans, net of allowance for loan losses	119,694	121,517	120,164	121,796
Federal Reserve and Federal Home Loan Bank stock	1,056	1,056	1,056	1,056
Interest receivable	884	884	914	914

Financial liabilities
Deposits	171,025	162,095	176,352	164,566
Other borrowings	13,960	13,961	15,620	15,623
Short-term borrowings	2,200	2,200	1,800	1,800
Advances from borrowers for taxes and insurance	314	314	274	274
Interest payable	153	153	183	183

Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Federal Home Loan Bank Stock

The Company owns approximately $879,000 of Federal Home Loan Bank of Chicago (“FHLB”) stock.  During the third quarter of 2007, the FHLB of Chicago received a Cease and Desist Order from its regulator, the Federal Housing Finance Board.  The order generally prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board.  The FHLB will continue to provide liquidity and funding through advances.  The FHLB did not pay a dividend during the fourth quarter of 2007 or the calendar years of 2008 through 2010.  The FHLB has paid a cash dividend at an annualized rate of 10 basis points per share each quarter since the first quarter of 2011.  Management performed an analysis and deemed the Company’s cost method investment in FHLB stock to be recoverable as of June 30, 2011.

5.	Authorized Share Repurchase Program

The Board of Directors voted, on August 17, 2010, to approve a stock repurchase program of approximately 5,000 shares, or approximately 1.2% of the Company’s issued and outstanding shares.  The repurchase program will expire upon the earlier of the completion of the purchase of an aggregate of shares or August 16, 2011.  As of June 30, 2011, there had been 1,555 shares purchased.

6.	Investment Securities

The amortized cost and approximate fair values of securities are as follows:

Available-for-sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
		(In thousands)
June 30, 2011
U.S. government sponsored enterprises (GSE)	$13,166	$212	$—	$13,378
Mortgage-backed securities, GSE, residential	30,987	1,236	20	32,203
Mortgage-backed securities, GSE, commercial	1,425	—	29	1,396
State and political subdivisions	3,821	58	—	3,879

	$49,399	$1,506	$49	$50,856

March 31, 2011
U.S. government sponsored enterprises (GSE)	$12,082	$263	$—	$12,345
Mortgage-backed securities, GSE residential	32,868	1,127	—	33,995
Mortgage-backed securities, GSE, commercial	1,491	—	36	1,455
State and political subdivisions	3,829	54	1	3,882

	$50,270	$1,444	$37	$51,677

Held-to-maturity Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
		(In thousands)
June 30, 2011
State and political subdivisions	$1,380	$—	$—	$1,380

The Company had no held-to-maturity securities at March 31, 2011.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of available-for-sale and held-to-maturity securities at June 30, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Within one year	$5,731	$5,802	$155	$155
One to five years	11,030	11,229	420	420
Five to ten years	226	226	240	427
Over ten years	—	—	565	565

	16,987	17,257	1,380	1,380
Mortgage-backed securities	32,412	33,599	—	—

Totals	$49,399	$50,856	$1,380	$1,380

There were no sales of investment securities during the three months ended June 30, 2011 or June 30, 2010.

The following table shows our investments’ gross unrealized losses and fair value (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 and March 31, 2011.  At June 30, 2011, the Company does not hold any security that it considers other-than-temporarily impaired.

Description of Securities	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
As of June 30, 2011
Mortgage-backed securities, GSE, residential	$2,438	$20	$—	$—	$2,438	$20
Mortgage-backed securities, GSE, commercial	1,396	29	—	—	1,396	29
Total temporarily impaired securities	$3,834	$49	$—	$—	$3,834	$49

As of March 31, 2011
Mortgage-backed securities, GSE, residential	$1,455	$36	$—	$—	$1,455	$36
State and political subdivisions	226	1	—	—	226	1
Total temporarily impaired securities	$1,681	$37	$—	$—	$1,681	$37

There are five securities in unrealized loss positions in the investment portfolio at June 30, 2011, due to interest rate changes and not credit events.  The unrealized losses are considered temporary and, therefore, have not been recognized into income, because the issuers are of high credit quality and the Bank has the ability and intent to hold for the foreseeable future.  The fair values are expected to recover as the investments approach their maturity dates or there is a downward shift in interest rates.  All but one of the mortgage-backed securities in the portfolio are residential properties.  One of the mortgage-backed securities with a temporary loss is secured by 5 or more dwelling units.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Accumulated Other Comprehensive Income

Other comprehensive income components and related taxes were as follows at:

	June 30, 2011	June 30, 2010
	(In thousands)

Unrealized gains on available-for-sale securities	$50	$291
Less tax expense	19	113

Other comprehensive income related to available-for-sale securities	$31	$178

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	June 30, 2011	March 31, 2011
	(In thousands)

Net unrealized gain on securities available for sale	$1,457	$1,407
Less tax effect	565	546

Net-of-tax amount	$892	$861

8.	Loans and Allowance for Loan Losses

Categories of loans at June 30, 2011 and March 31 include:

	June 30, 2011	March 31, 2011
	(In thousands)
Mortgage loans on real estate:
Residential:
1-4 Family	$42,215	$41,954
Second mortgages	1,512	1,542
Construction	5,885	5,362
Equity lines of credit	3,802	3,761
Commercial and farmland	35,171	33,898
Total mortgage loans on real estate	88,585	86,517
Commercial loans and agricultural finance	16,248	19,132
Consumer/other loans	16,875	15,852
States and municipal government loans	719	764
Total Loans	122,427	122,265

Less
Net deferred loan fees, premiums and discounts	13	12
Undisbursed portion of loans	1,313	590
Allowance for loan losses	1,152	1,145

Net loans	$119,949	$120,518

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company is a community-oriented financial institution that seeks to serve the financial needs of the residents and businesses in its market area.  The Company considers Crawford County and surrounding counties in Illinois and Knox County and surrounding counties in Indiana as its market area. The principal business of the Company has historically consisted of attracting retail deposits from the general public and primarily investing those funds in one- to four-family residential real estate loans, commercial, multi-family and agricultural real estate loans, consumer loans, and commercial business and agricultural finance loans.  For the most part, loans are collateralized by assets, primarily real estate, of the borrowers and guaranteed by individuals.  Repayment of the loans is expected to come from cash flows of the borrowers or from proceeds from the sale of selected assets of the borrowers.

Loan originations are developed from continuing business with (i) depositors and borrowers, (ii) real estate broker referrals, (iii) auto dealer referrals, and (iv) walk-in customers. All of the Company’s lending is subject to its written underwriting standards and loan origination procedures. Upon receipt of a loan application, it is first reviewed by a loan officer in the loan department who checks applications for accuracy and completeness. The Company’s underwriting department then gathers the required information to assess the borrower’s ability to repay the loan, the adequacy of the proposed collateral, the employment stability and the credit-worthiness of the borrower. The financial resources of the borrower and the borrower’s credit history, as well as the collateral securing the loan, are considered an integral part of each risk evaluation prior to approval. A credit report is obtained to verify specific information relating to the applicant’s employment and credit standing. Income is verified using W-2 information, tax returns or pay-stubs of the potential borrower.  In the case of a real estate loan, an appraisal of the real estate intended to secure the proposed loan is undertaken by an independent appraiser approved by the Company. The board of directors has established individual lending authorities for each loan officer by loan type. Loans over an individual officer’s lending limits must be approved by a loan officer with a higher lending limit, with the highest being that of the president and senior loan officer who have a combined lending authority up to $500,000. Loans with a principal balance over this limit must be approved by the directors’ loan committee, which meets weekly and consists of the chairman of the board, all outside directors, the president, the senior loan officer and loan officers. The senior loan officer and loan officers do not vote on the loans presented. The board of directors ratifies all loans that are originated. Once the loan is approved, the applicant is informed and a closing date is scheduled. Loan commitments are typically funded within 30 days.

The Company requires evidence of marketable title and lien position or appropriate title insurance on all loans secured by real property. The Company also requires fire and extended coverage casualty insurance in amounts at least equal to the lesser of the principal amount of the loan or the value of improvements on the property, depending on the type of loan. As required by federal regulations, the Company also requires flood insurance to protect the property securing its interest if such property is located in a designated flood area.

The Company’s lending can be summarized into five primary areas; residential real estate loans, commercial real estate and farmland loans, commercial and agricultural finance loans, consumer loans and loans to state and municipal government loans. A description of each of the lending areas can be found in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011. The significant majority of the lending activity occurs in the Company’s Illinois market, with the remainder in the Indiana market. Management reserves the right to change the amount or type of lending in which it engages to adjust to market or other factors.

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.  Management’s evaluation is also subject to review and potential change, by bank regulatory authorities.

The allowance consists of allocated and general components.  The allocated component relates to loans that are classified as impaired.  For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers nonclassified loans and is based on historical charge-off experience and expected loss given default derived from the Company’s internal risk rating process.  Other adjustments may be made to the allowance for pools of loans after an assessment of internal and external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

There have been no significant changes to the Company’s accounting policies or methodology from the prior periods.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2011 and March 31, 2011:

	June 30, 2011
	Commercial Real Estate	Residential Real Estate	Commercial	Consumer/ Other Loans	State and Municipal Government	Total
	(In thousands)
Allowance for loan losses:
Balance, beginning of year	$365	$581	$168	$31	$—	$1,145
Provision charged to expense	(3)	(104)	323	39	—	255
Losses charged off	41	10	183	23	—	257
Recoveries	—	—	—	9	—	9
Balance, end of period	$321	$467	$308	$56	$—	$1,152
Ending balance: individually evaluated for impairment	$—	$25	$2	$7	$—	$34
Ending balance: collectively evaluated for impairment	$321	$442	$306	$49	$—	$1,118

Loans:
Ending balance	$35,171	$53,414	$16,248	$16,875	$719	$122,427
Ending balance: individually evaluated for impairment	$198	$278	$159	$24	$—	$659
Ending balance: collectively evaluated for impairment	$34,973	$53,136	$16,089	$16,851	$719	$121,768

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2011
	Commercial Real Estate	Residential Real Estate	Commercial	Consumer/ Other Loans	State and Municipal Government	Total
	(In thousands)
Allowance for loan losses:
Balance, beginning of year	$593	$72	$279	$29	$—	$973
Provision charged to expense	(83)	842	(42)	18	—	735
Losses charged off	169	333	69	54	—	625
Recoveries	24	—	—	38	—	62
Balance, end of period	$365	$581	$168	$31	$—	$1,145
Ending balance: individually evaluated for impairment	$—	$27	$3	$9	$—	$39
Ending balance: collectively evaluated for impairment	$365	$554	$165	$22	$—	$1,106

Loans:
Ending balance	$33,898	$52,619	$19,132	$15,852	$764	$122,265
Ending balance: individually evaluated for impairment	$239	$315	$11	$61	$—	$626
Ending balance: collectively evaluated for impairment	$33,659	$52,304	$19,121	$15,791	$764	$121,639

Management’s opinion as to the ultimate collectability of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on all loans at origination. In addition, commercial lending relationships over $100,000 are reviewed annually by the credit analyst or senior loan officer in our loan department in order to verify risk ratings. The Company uses the following definitions for risk ratings:

Watch – Loans classified as watch have minor weaknesses or negative trends.  The is a possibility that some loss could be sustained

Special Mention – Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard – Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Doubtful – Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of June 30, 2011 and March 31, 2011:

	June 30, 2011
	Commercial Real Estate	Residential Real Estate	Commercial	Consumer/ Other Loans	State and Municipal Government	Total
	(In thousands)
Rating:
Pass	$33,016	$52,518	$15,489	$16,747	$592	$118,362
Watch	1,649	283	474	57	127	2,590
Special Mention	229	161	36	—	—	426
Substandard	79	284	93	50	—	506
Doubtful	198	168	156	21	—	543
Total	$35,171	$53,414	$16,248	$16,875	$719	$122,427

	March 31, 2011
	Commercial Real Estate	Residential Real Estate	Commercial	Consumer/ Other Loans	State and Municipal Government	Total
	(In thousands)
Rating:
Pass	$31,664	$51,798	$17,767	$15,703	$634	$117,566
Watch	1,627	296	423	65	130	2,541
Special Mention	287	146	677	—	—	1,110
Substandard	81	272	259	27	—	639
Doubtful	239	107	6	57	—	409
Total	$33,898	$52,619	$19,132	$15,852	$764	$122,265

The following tables present the Company’s loan portfolio aging analysis as of June 30, 2011 and March 31, 2011:

	June 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Non- accrual	Total Loans Past Due and Non- accrual	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
	(In thousands)
Real Estate:
Residential:
1-4 Family	$6	$—	$—	$21	$27	$42,188	$42,215	$—
Construction	—	—	—	—	—	5,885	5,885	—
Second mortgages	15	—	—	—	15	1,497	1,512	—
Equity lines of credit	—	—	—	—	—	3,802	3,802	—
Commercial real estate	33	—	—	198	231	34,940	35,171	—
Commercial	—	—	—	156	156	16,092	16,248	—
Consumer/other loans	92	—	—	—	92	16,783	16,875	—
State and municipal government	—	—	—	—	—	719	719	—

Total	$146	$—	$—	$375	$521	$121,906	$122,427	$—

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Non-accrual	Total Loans Past Due and Non- accrual	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
	(In thousands)
Real Estate:
Residential:
1-4 Family	$121	$—	$—	$52	$173	$41,781	$41,954	$—
Construction	—	—	—	—	—	5,362	5,362	—
Second mortgages	—	—	—	—	—	1,542	1,542	—
Equity lines of credit	—	—	—	—	—	3,761	3,761	—
Commercial real estate	—	—	—	239	239	33,659	33,898	—
Commercial	—	333	—	6	339	18,793	19,132	—
Consumer/other loans	23	—	—	40	63	15,789	15,852	—
State and municipal government	—	—	—	—	—	764	764	—

Total	$144	$333	$—	$337	$814	$121,451	$122,265	$—

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection.  Past due status is passed on contractual terms of the loan.  In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual basis when all the principal and interest amounts contractually due are brought current and future payments are reasonable assured.

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

Impairment is measured on a loan-by-loan basis by either the present value of the expected future cash flows, the loan’s observable market value, or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. Significant restructured loans are considered impaired in determining the adequacy of the allowance for loan losses.

The Company actively seeks to reduce its investment in impaired loans. The primary tools to work through impaired loans are settlement with the borrowers or guarantors, foreclosure of the underlying collateral, or restructuring.

The Company will restructure loans when the borrower demonstrates the inability to comply with the terms of the loan, but can demonstrate the ability to meet acceptable restructured terms. Restructurings generally include one or more of the following restructuring options; reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance, or other actions intended to maximize collection. Restructured loans in compliance with modified terms are classified as impaired.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present impaired loans for the years ended June 30, 2011 and March 31, 2011:

	June 30, 2011
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized

Loans without a specific valuation allowance
Residential	$62	$62	$—	$74	$1
Commercial real estate	198	391	—	219	—
Consumer	—	—	—	24	—
Commercial	153	203	—	125	—
Loans with a specific valuation allowance
Residential	216	216	25	217	3
Commercial real estate	—	—	—	—	—
Consumer	24	24	7	23	—
Commercial	6	6	2	90	—
Total:
Residential	$278	$278	$25	$291	$4
Commercial real estate	$198	$391	$—	$219	$—
Consumer	$24	$24	$7	$47	$—
Commercial	$159	$209	$2	$215	$—

	March 31, 2011
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized

Loans without a specific valuation allowance
Residential	$97	$97	$—	$67	$6
Commercial real estate	239	391	—	48	6
Consumer	40	40	—	13	1
Commercial	5	5	—	1	1
Loans with a specific valuation allowance
Residential	218	218	27	294	13
Commercial real estate	—	—	—	97	—
Consumer	21	21	9	17	1
Commercial	6	6	3	38	—
Total:
Residential	$315	$315	$27	$361	$19
Commercial real estate	$239	$391	$—	$145	$6
Consumer	$61	$61	$9	$30	$2
Commercial	$11	$11	$3	$39	$1

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired.  At June 30, 2011 and March 31, 2011, the Company had $198,000 and $239,000, respectively, in commercial mortgages and $156,000 and $6,000, respectively, of commercial loans that were modified in troubled debt restructurings and impaired.  In addition to these amounts, the Company had troubled debt restructurings that were performing in accordance with their modified terms of $206,000 in residential mortgages, $3,000 of commercial loans and $5,000 of consumer loans at June 30, 2011 and $210,000 in residential mortgage, $4,000 of commercial loans and $6,000 of consumer loans at March 31, 2011.

The following table presents the Company’s nonaccrual loans at June 30, 2011 and March 31, 2011.  This table excludes purchased impaired loans and performing troubled debt restructurings.

	June 30, 2011	March 31, 2011
	(In thousands)
Residential:
1-4 Family	$21	$52
Commercial real estate	198	239
Commercial	156	6
Consumer/other loans	—	40

Total	$375	$337

9.	Lines of Credit

The Company’s $2.5 million revolving line of credit note payable matures September 30, 2011.  The balance of the revolving line of credit was $2,200,000 and $1,800,000 as of June 20, 2011 and March 31, 2011, respectively.  The note bears interest at the prime commercial rate with a floor of 3.50% which was the rate on June 30, 2011 and is secured by 100% stock of the Bank.

During the three months ended June 30, 2011, the revolving line of credit maintained by the Bank with an unaffiliated financial institution increased to $6,700,000 from the $5,000,000 line at March 31, 2011, of which no amounts were outstanding at June 30, 2011 or March 31, 2011. The line bears interest at the federal funds rate of the financial institution (1.15% at June 30, 2011), has an open-end maturity and is unsecured if used for less than thirty (30) consecutive days.

The Bank has also established borrowing capabilities at the Federal Reserve Bank of St. Louis discount window. Investment securities of $3,000,000 have been pledged as collateral.  As of June 30, 2011 and March 31, 2011 no amounts were outstanding.   The primary credit borrowing rate at June 30, 2011 was 0.50%, has a term of up to 90 days, and has no restrictions on use of the funds borrowed.

10.	Other Borrowings

Other borrowings included the following:

	June 30, 2011	March 31, 2011
	(In thousands)

Securities sold under repurchase agreements	$13,960	$15,620

Securities sold under agreements to repurchase consist of obligations of the Company to other parties.  The obligations are secured by investments and such collateral is held by the Company in safekeeping at a correspondent bank.  The maximum amount of outstanding agreements at any month end during the three months ending June 30, 2011 and the year ending March 31, 2011 totaled $17,358,000 and $20,388,000, respectively. The monthly average of such agreements totaled $14,262,000 for the three months ending June 30, 2011and $17,401,000 for the twelve months ending March 31, 2011. The average rate on the agreements for the three months ending June 30, 2011 and for the twelve months ending March 31, 2011 was 0.25%.  The agreements at June 30, 2011, mature periodically within 24 months.

The Company has a repurchase agreement with one customer with an outstanding balance of $4.9 million at June 30, 2011.  The repurchase agreement matures daily.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Earnings Per Share for the Three-Month Periods

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share gives effect to the increase in the average shares outstanding resulting from the effect of the incentive plan shares. The components of basic and diluted earnings per share for the three months ended June 30, 2011 and 2010 were computed as follows (dollar amounts in thousands except share data):

		Weighted
		Average	Per Share
	Income	Shares	Amount

For the Three-Months Ended June 30, 2011:

Basic Earnings per Share:
Income available to common stockholders	$401	411,231	$0.98

Effect of Dilutive Securities:
Incentive plan shares		15,918

Diluted Earnings per Share:
Income available to common stockholders	$401	427,149	$0.94

For the Three-Months Ended June 30, 2010:

Basic Earnings per Share:
Income available to common stockholders	$416	414,071	$1.01

Effect of Dilutive Securities:
Incentive plan shares		15,870

Diluted Earnings per Share:
Income available for common stockholders	$416	429,941	$0.97

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

Overview

First Robinson Financial Corporation (the “Company”) is a bank holding company that was chartered under the laws of the State of Delaware in March 1992.  Its primary business is the ownership of First Robinson Savings Bank, National Association (the “Bank”), a national bank that was also charted in 1997 and whose predecessor was First Robinson Savings & Loan which had been serving the financial needs of Crawford County since 1883. The Company is headquartered in Robinson, Illinois and the Bank operates three full service banking offices and one drive-up facility in Crawford County, Illinois and one full service banking office in Knox County, Indiana.  We use the “Company” and the “Bank” interchangeably herein when discussing the activities and the assets and liabilities of the Bank.

Assets of the Company decreased by $6.5 million, or 3.1%, to $202.3 million at June 30, 2011 from $208.8 million at March 31, 2011.  See “Financial Condition” for more information. The Company is reporting net income of $401,000 for the three month period versus net income of $416,000 in the three months ending June 30, 2010.  See “Results of Operations” for further information. Basic and diluted earnings per share for the three month period ending June 30, 2011 were $0.98 and $0.94, respectively, per share compared to basic and diluted earnings per share of $1.01 and $0.97 for the three-months ended June 30, 2010. Diluted earnings per share reflect additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding incentive plan shares and are determined using the treasury stock method.  We continue to maintain a strong presence in the community and are one of the few independent community banks in our primary market area.  To visit First Robinson Savings Bank on the web, go to www.frsb.net.

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

The following table sets forth the Company’s loan delinquencies by type, by amount and by percentage of type at June 30, 2011.

	Loans Delinquent For:
	30-89 Days(1)			90 Days and Over(1)			Nonaccrual			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
						(Dollars in thousands)
Real Estate:
1-4 Family	2	$21	0.04%	—	—	—	2	$21	0.04%	4	$42	0.08%
Commercial	1	33	0.09	—	—	—	1	198	0.56	2	231	0.65
Consumer and other loans	16	92	0.55	—	—	—	—	—	—	16	92	0.55
Commercial business and agricultural finance	—	—	—	—	—	—	2	156	0.96	2	156	0.96

Total	19	$146	0.12%	—	—	—	6	$375	0.31%	25	$521	0.43%

(1)	Loans are still accruing.

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

	June 30, 2011	March 31, 2011	June 30, 2010
		(In thousands)
Non-accruing loans:
1-4 Family	$21	$52	$145
Commercial real estate	198	239	32
Consumer and other loans	—	40	18
Commercial	156	6	13
Total	375	337	208

Foreclosed/Repossessed assets:
1-4 Family	141	218	28
Repossessed assets	8	—	4
Total	149	218	32

Total non-performing assets	$524	$555	$240
Total as a percentage of total assets	0.26%	0.27%	0.13%

Gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $9,000 for the three months ended June 30, 2011 and $4,000 for the three months ended June 30, 2010.

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

In connection with the filing of its periodic reports with the OCC and in accordance with its classification of assets policy, the Bank regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations.  On the basis of management’s review of its assets, at June 30, 2011, the Bank had classified a total of $506,000 of its assets as substandard and $543,000 as doubtful.  At June 30, 2011, total classified assets comprised $1,049,000, or 7.5% of the Bank’s capital, and 0.5% of the Bank’s total assets.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Other Loans of Concern.  As of June 30, 2011, there were $3.0 million in loans identified, but not classified, by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the business have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

Real estate properties acquired through foreclosure are recorded at the fair value minus 20% of the fair value if the property is appraised at $50,000 or less.  If the property is appraised at greater than $50,000, then the property is recorded at the fair value less 10% of the fair value.  If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer.  Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations.  At June 30, 2011, the Bank had three residential properties and a commercial building acquired through foreclosure.  The properties are listed for sale.

Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination.  Future additions to the Company’s allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance.  In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank’s operations.  Such agencies may require the Bank to increase the Bank’s allowance for loan losses, increase classified assets, or take other actions that could significantly affect the Company’s earnings based upon their judgment of the information available to them at the time of their examination.  At June 30, 2011, the Company had a total allowance for loan losses of $1,152,000, representing 0.96% of the Company’s loans, net.   At March 31, 2011, the Company’s total allowance for loan losses to the Company’s loans, net was at 0.95%.  See Note 8 of Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

The distribution of the Company’s allowance for losses on loans at the dates indicated is summarized as follows:

	June 30, 2011			March 31, 2011
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
(Dollars in thousands)
Real Estate:
Residential	467	$53,414	43.63%	581	$52,619	43.04%
Commercial	321	35,171	28.73	365	33,898	27.72
Commercial loans	308	16,248	13.27	31	19,132	15.65
Consumer/other loans	56	16,875	13.78	168	15,852	12.97
State and municipal government	—	719	0.59	—	764	0.62
Gross Loans		122,427	100.00%		122,265	100.00%

Less:
Deferred loan fees		13			12
Undisbursed portion of loans		1,313			590
Total	$1,152	$121,101		$1,145	$121,663

The following table sets forth an analysis of the Company’s allowance for loan losses.

	Three Months Ended June 30,
	2011	2010
	(In thousands)

Balance at beginning of period	$1,145	$973

Charge-offs:
One- to four-family	10	—
Commercial non-residential real estate	41	—
Commercial business	183	—
Consumer and other loans	23	10
Total charge-offs	257	10

Recoveries:
Commercial non-residential real estate	—	24
Consumer and other loans	9	12
Total recoveries	9	36

Net charge-offs (recoveries)	248	(26)
Additions charged to operations	255	45
Balance at end of period	$1,152	$1,044

Ratio of net charge-offs during the period to average loans outstanding during the period	0.21%	(0.02)%

Ratio of net charge-offs during the period to average non-performing assets	37.32%	(11.86)%

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Financial Condition
March 31, 2011 Compared to June 30, 2011

Total assets of the Company decreased modestly by $6.5 million, or 3.1%, to $202.3 million at June 30, 2011 from $208.8 million at March 31, 2011. The decrease in assets was primarily due to a decrease of $6.4 million, or 23.4%, in cash and cash equivalents, and to a lesser extent due to a decrease of $821,000, or 1.6%, in available for sale securities and a decrease of $569,000, or 0.5%, in loans receivable, net, offset by an increase of $1,380,000 or 100.0% in held-to-maturity securities.

The decrease of $6.4 million in cash and cash equivalents was mainly attributable to the decrease of $9.3 million in federal funds sold offset, in part, by the increase of $2.0 million in cash and due from banks.  This decrease can be attributed, primarily, to the decrease of $5.3 million in total deposits.

Available-for-sale securities decreased to $50.9 million at June 30, 2011 compared to $51.7 million at March 31, 2011, an $821,000 decrease. The decrease resulted from the maturity of $4.0 million in available-for-sale securities, the repayment of $1.9 million in mortgage-backed securities and the amortization of $52,000 of premiums and discounts on investments, offset by the purchase of $5.1 million of available-for-sale securities and the increase of $50,000 in the market valuation of the available-for-sale portfolio. The investment portfolio is managed to limit the Company's exposure to credit risk by investing primarily in mortgage-backed securities and other securities which are either directly or indirectly backed by the federal government or a local municipal government.

During the quarter ended June 30, 2011, we purchased $1.4 million in held-to-maturity securities.  The securities were issued by a local municipality.  We had no held-to-maturity securities at March 31, 2011.

The Company's net loan portfolio including loans held for sale decreased by $569,000 to $119.9 million at June 30, 2011 from $120.5 million at March 31, 2011. The decrease can be attributed to the decrease of $2.9 million, or 15.1%, in commercial business and agricultural finance loans and the decrease in loans to state and municipal governments by $45,000, or 5.9%, offset by the increase of $795,000, or 1.5%, in loans on residential real estate, which includes one- to four-family loans, equity lines of credit, second mortgages and residential construction loans; the increase of $1.3 million, or 3.8%,  in commercial real estate loans; and the increase of $1.0 million, or 6.5%, in consumer and other loans; along with the increase of $1.3 million in undisbursed loan funds.  The decrease in commercial business and agricultural finance loans is the result of pay downs on operating lines of credit held by commercial customers.  The increase in commercial real estate can be attributed to the Vincennes market where there are more opportunities for this type of lending.  The increase in consumer and other loans reflects our more aggressive policy in writing indirect loans for vehicles.

At June 30, 2011, the allowance for loan losses was $1,152,000, or 0.96% of the net loan portfolio, an increase of $7,000 from the allowance for loan losses at March 31, 2011 of $1,145,000, or 0.95% of the net loan portfolio. During the three-months ended June 30, 2011, the Company charged off $257,000 in loan losses; $183,000 from commercial business and agricultural finance loans; $41,000 in commercial real estate loans; $19,000 from loans secured by automobiles; $10,000 in loans secured by one- to- four family properties; and $4,000 in consumer and other loans. The charge offs were offset by recoveries of $9,000 derived from $6,000 in consumer and other loans and $3,000 in automobile loans.  Management reviews the adequacy of the allowance for loan losses quarterly, and believes that its allowance is adequate; however, the Company cannot assure that future chargeoffs and/or provisions will not be necessary.  See “Asset Quality” for further information on delinquencies.

The Company has four foreclosed real estate properties held for sale at June 30, 2011 consisting of three residential properties and one commercial non-residential building.  Subsequent to June 30, 2011, the commercial non-residential building was sold for an approximate loss of $2,000. Foreclosed assets are carried at lower of cost or fair value.  When foreclosed assets are acquired, any required adjustment is charged to allowance for loan losses.  All subsequent activity is included in current operations.  Both properties are listed for sale.  At June 30, 2011, we also had $8,000 in repossessed assets consisting of one automobile.

Total deposits decreased by $5.3 million, or 3.0%, to $171.0 million at June 30, 2011 from $176.4 million at March 31, 2011. The decrease in total deposits was due to the decrease of $2.5 million in non-interest bearing demand deposits and the decrease of $3.5 million in certificates of deposit, offset by the increase of $639,000 in savings, now and money market accounts.

Other borrowings, consisting of repurchase agreements, decreased $1.6 million, or 10.6% from $15.6 million at March 31, 2011 to $14.0 million at June 30, 2011. The obligations are secured by mortgage-backed securities and US Government agency obligations.  At June 30, 2011, and March 31, 2011 the average rate on the repurchase agreements was 0.25%.  The rate on approximately $13.4 million of the repurchase agreements reprice daily.  All agreements mature periodically within 24 months.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

The short-term borrowing consists of the Company’s revolving line of credit note payable with an unaffiliated financial institution which matures September 30, 2011.  The balance of the revolving line of credit was $2.2 million and $1.8 million as of June 30, 2011 and March 31, 2011, respectively.  The note bears interest at the prime commercial rate with a floor of 3.50% which was the rate on June 30, 2011 and is secured by stock of the Bank.

Stockholders' equity at June 30, 2011 was $12,799,000 compared to $12,765,000 at March 31, 2011, an increase of $34,000, or 0.3%.  Factors relating to the increase in stockholders’ equity can be attributed primarily to the addition of $401,000 of net income; offset by the payment of $384,000 in dividends and by the increase of $31,000 in accumulated other comprehensive income due to the increase in the fair value of securities available for sale. These increases were offset by the decrease in additional paid-in-capital due to the purchase of $14,000 in shares related to an incentive plan.

Results of Operations
Comparison of Operating Results for the Three Months Ended June 30, 2011 and 2010

Net Income

The Company earned $401,000 for the three month period ending June 30, 2011, versus net income of $416,000 in the same period of 2010, a decrease of $15,000, or 3.6%. Earnings for the three months ended June 30, 2011 were positively impacted by the $254,000, or 18.4%, increase in net interest income, and the increase of $14,000, or 2.2%, in non-interest income, offset by the increase of $59,000, or 4.4%, in non-interest expense, the increase of $210,000, or 466.7%, in provision for loan losses and the increase of $14,000 in income tax provision when compared to the prior year. Basic earnings per share for the June 30, 2011 three month period were $0.98 per share versus earnings per share of $1.01 for the same period of 2010. Diluted earnings per share reflect additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding incentive plan shares and are determined using the treasury stock method.   Diluted earnings per share for the three months ending June 30, 2011 were $0.94 per share compared to $0.97 per shares for the three months ending June 30, 2010.

Net Interest Income

For the three-month period ended June 30, 2011, net interest income totaled $1,633,000, an increase of 18.4%, or $254,000, compared to the same period of 2010. The increase in the three-month period ended June 30, 2011 versus the comparable period of 2010 was due to the decrease of $180,000, or 27.9%, in total interest expense and the increase of $74,000, or 3.7%, in total interest income.  The increase in total interest income can be attributed to the increase of $148,000, or 9.6%, in interest income from loans receivable and the increase of $2,000, or 40.0%, in interest earned on deposits offset by the decrease of $72,000, or 16.0%, in interest income on taxable securities and the decrease of $4,000, or 13.8%, from tax-exempt securities. The decrease in total interest expense is due to the decrease of $180,000, or 27.9%, in interest expense on deposits for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

 For the three-months ended June 30, 2011, total average interest earning assets increased by $16.7 million, or 9.9%, to $185.3 million as of June 30, 2011 from $168.6 million as of June 30, 2010.  The yield on the earning assets decreased by 31 basis points when comparing the three months ended June 30, 2011 to the same period in 2010.  Total average interest bearing liabilities for the three months ended June 30, 2011 were $166.0 million compared to $156.9 million as of June 30, 2010, an increase of $9.1 million, or 5.8%.   The cost on average interest bearing liabilities decreased by 52 basis points.  For the three-month period ended June 30, 2011, the net interest spread increased 21 basis points to 3.37% versus 3.16% in the comparable period of 2010.

Interest income on loans receivable increased $148,000 to $1,685,000 for the quarter ended June 30, 2011 from $1,537,000 for the quarter ended June 30, 2010 due to the average balance on loans for the quarter ended June 30, 2011 increasing $14.8 million, or 14.2%, to $119.7 million, versus $104.9 million for the same period of 2010.  During the same period, the yield on loans decreased 23 basis points to 5.63% from 5.86% for the June 30, 2011 quarter compared to the June 30, 2010 quarter.  The 23 point basis decrease primarily reflected the lower interest rate environment.

Interest income on taxable securities decreased $72,000 to $378,000 for the quarter ended June 30, 2011 from $450,000 for the quarter ended June 30, 2010.  The decrease was derived from a decrease of $76,000 in interest income from mortgage-backed securities offset by the increase of $4,000 in interest income from U.S. government sponsored agencies.  The decrease in interest income from mortgage-backed securities can be attributed to the decrease of $769,000 in the average balance of mortgage-backed securities from $34.4 million as of June 30, 2010 to $33.6 million as of June 30, 2011 and to the 81 basis point decrease in the yield on mortgage-backed securities.  The decrease in interest income from U.S. government sponsored agencies can be attributed to the decrease of $2.6 million in the average balance of U.S. government sponsored agencies from $14.6 million as of June 30, 2010 to $12.0 million as of June 30, 2011.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Interest income on tax-exempt securities decreased $4,000 when comparing the three months ended June 30, 2011 to the same period in the prior year.  The average balance on tax-exempt securities decreased by $447,000 from $4.3 million as of June 30, 2010 compared to $3.8 million as of June 30, 2011.  The average yield on tax-exempt securities decreased 43 basis points from 3.09% as of June 30, 2010 to 2.61% as of June 30, 2011.  The average yield does not reflect the benefit of the higher tax-equivalent yield attributed to municipal securities, which is reflected in income tax expense.

Total interest expense on deposits decreased $180,000 from $621,000 for the three-months ended June 30, 2010 to $441,000 for the three months ended June 30, 2011.  The decrease can be attributed to a 65 basis point decrease in the average rate paid on total deposits from 1.83% as of June 30, 2010 to 1.18% as of June 30, 2011, offset by the increase of $14.1 million in the average balance of deposits from $135.7 million as of June 30, 2010 to $149.8 million as of June 30, 2011.  The decrease in the average rate paid on deposits is a reflection of lower short-term market interest rates.

Provision for Loan Losses

The provision for loan losses for the quarter ended June 30, 2011 was $255,000, a $210,000, or 466.7%, increase over the provision of $45,000 for the June 30, 2010 quarter.   The increase in our provision reflects the increase in our net charge offs of $248,000 for the three months ended June 30, 2011 compared to net recoveries of $26,000 for the three months ended June 30, 2010.  The provision for both periods reflects management's analysis of the Company's loan portfolio based on the information which was available to the Company. Management meets on a quarterly basis to review the adequacy of the allowance for loan losses based on Company guidelines. Classified loans are reviewed by the loan officers to arrive at specific reserve levels for those loans. Once the specific reserve for each loan is calculated, management calculates general reserves for each loan category based on a combination of loss history adjusted for current national and local economic conditions, trends in delinquencies and charge-offs, trends in volume and term of loans, changes in underwriting standards, and industry conditions. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company's management believes that, as June 30, 2011, its allowance for loan losses was adequate.  See “Asset Quality” and Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information.

Non-Interest Income

Non-interest income categories for the three-month periods ended June 30, 2011 and 2010 are shown in the following table:

	Three Months Ended
	June 30,
Non-interest income:	2011	2010	% Change
	(In thousands)
Charges and fees on deposit accounts	$234	$249	(6.0)%
Charges and other fees on loans	107	90	18.9
Net gain on sale of foreclosed assets	4	17	(76.5)
Net gain on sale of fixed assets	—	4	(100.0)
Net gain on sale of loans	152	135	12.6
Other	149	137	8.8

Total non-interest income	$646	$632	2.2%

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Non-interest income increased $14,000 when comparing the three-months ended June 30, 2011 to June 30, 2010 as a result of the increase of $17,000 in net gain on sale of loans, the increase of $17,000 in charges and fees on loans and the increase of $12,000 in other non-interest income, offset, in part, by the decrease in charges and fees on deposit accounts of $15,000 and the decrease of $13,000 on the sale of foreclosed property. The decrease in charges and fees on deposit accounts is a result in part to the implementation of Regulation E, which does not allow assessing an overdraft charge for ATM or one-time debit card transactions without the customer opting in to an overdraft program sponsored by the Company.

Non-Interest Expense

Non-interest expense categories for the three-month periods ended June 30, 2011 and 2010 are shown in the following table:

	Three Months Ended
	June 30,
	2011	2010	% Change
Non-interest expense:	(In thousands)
Compensation and employee benefits	$773	$739	4.6%
Occupancy and equipment	161	168	(4.2)
Data processing and telecommunications	116	101	14.9
Audit, legal and other professional	59	65	(9.2)
Advertising	68	62	9.7
FDIC Insurance	57	52	9.6
Other	172	160	7.5

Total non-interest expense	$1,406	$1,347	4.4%

The increase of $34,000 in compensation and employee benefits resulted in normal salary cost increases.  The increase of $15,000 in data processing and telecommunications costs can be attributed, in part, to the increase in the usage of our bill pay product through internet banking and the increase in the maintenance costs associated with the software used for processing.  The increase in other non-interest expenses was primarily from expenses associated with maintaining foreclosed properties

Income Tax Expense

The provision in income tax expense increased $14,000, or 6.9%, for the three-months ending June 30, 2011, compared to the same period in 2010. The increase can be attributed, in part, to higher state tax rates.  The effective tax rate was 35.1% for the quarter ended June 30, 2011 compared to 32.8%for the quarter ended June 30, 2010.

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

Liquidity resources are used principally to meet outstanding commitments on loans, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses.  The Company anticipates no foreseeable problems in meeting current loan commitments.  At June 30, 2011, outstanding commitments to extend credit amounted to $27.6 million (including $18.3 million, in available revolving and closed-ended commercial and agricultural lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet any foreseeable liquidity needs.

The Bank maintains a $29.6 million line of credit with the FHLB, which can be accessed immediately.  As of June 30, 2011 and 2010, there were no advances outstanding for either period.  However, the $29.6 million line of credit with the FHLB is reduced by $943,000 for the credit enhancement reserve established as a result of the participation in the FHLB Mortgage Partnership Finance (“MPF”) program.  The Bank also maintains a $6.7 million revolving federal funds line of credit with The Independent BankersBank (“TIB”) of which no balance was outstanding at June 30, 2011 or 2010.  The Company also has a $2.5 million revolving line of credit with an unaffiliated financial institution of which $2.2 million was outstanding at June 30, 2011 and $2.3 million outstanding at June 30, 2010, secured by 100% stock of the Bank.  The Bank has also established borrowing capabilities at the discount window with the Federal Reserve Bank of St. Louis. Investment securities of $3,000,000 have been pledged as collateral.  As of June 30, 2011 and 2010, no amounts were outstanding at the Federal Reserve discount window.

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

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

The Company and the Bank are subject to capital requirements of the federal bank regulatory agencies which require the Bank to maintain minimum ratios of Tier I capital to total adjusted assets and to risk-weighted assets of 4%, and total capital to risk-weighted assets of 8% respectively.  Generally, Tier I capital consists of total stockholders’ equity calculated in accordance with generally accepted accounting principles less intangible assets, and total capital is comprised of Tier I capital plus certain adjustments, the only one of which is applicable to the Bank is the allowance for loan losses.  Risk-weighted assets refer to the on- and off-balance sheet exposures of the Bank adjusted for relative risk levels using formulas set forth by OCC regulations.  The Bank is also subject to an OCC leverage capital requirement, which calls for a minimum ratio of Tier I capital to quarterly average total assets of 3% to 5%, depending on the institution’s composite ratings as determined by its regulators.  Both the Bank and the Company are considered well-capitalized under federal regulations.

At June 30, 2011, the Bank’s compliance with all of the aforementioned capital requirements is summarized below:

					To be Well Capitalized
					Under the Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital
(to Risk-Weighted Assets)	$15,091	12.78%	$9,447	8.00%	$11,809	10.00%
Tier I Capital
(to Risk-Weighted Assets)	13,918	11.79	4,724	4.00	7,085	6.00
Tier I Capital
(to Average Assets)	13,918	6.95	8,006	4.00	10,007	5.00

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011 Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed in this Report was  recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

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
Investing in First Robinson Financial Corporation involves various risks which are particular to our company, our industry and our market area.  We believe all significant risks to investors in First Robinson Financial Corporation have been outlined in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.    However, other risks may prove to be important in the future, and new risks may emerge at any time.  We cannot predict with certainty all potential developments which could materially affect our financial performance or condition.  Various risks and uncertainties, some of which are difficult to predict and beyond the Company’s control, could negatively impact the Company.  As a financial institution, the Company is exposed to interest rate risk, liquidity risk, credit risk, operational risk, risks from economic or market conditions, and general business risks among others.  Adverse experience with these and other risks could have a material impact on the Company’s financial condition and results of operations, as well as the value of its common stock.

The Standard & Poor’s downgrade in the U.S. government’s sovereign credit rating, and in the credit ratings of instruments issued, insured or guaranteed by certain related institutions, agencies and instrumentalities, could result in risks to the Company and general economic conditions that we are not able to predict.

On August 5, 2011, Standard & Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+.   On August 8, 2011, Standard & Poor's downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. Instruments of this nature are key assets on the balance sheets of financial institutions, including the Bank.  These downgrades could adversely affect the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. We cannot predict if, when or how these changes to the credit ratings will affect economic conditions. These ratings downgrades could result in a significant adverse impact to the Company, and could exacerbate the other risks to which the Company is subject, including those described under Risk Factors  in the Company’s March 31, 2011 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by the Company for the quarter ended June 30, 2011 regarding the Company’s common stock.

PURCHASES OF EQUITY SECURITIES BY COMPANY (1)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/2011 – 4/30/2011	—	—	—	3,445
5/1/2011 – 5/31/2011	—	—	—	3,445
6/1/2011– 6/30/2011	420	$33.50	—	3,445
Total	420	$33.50	—	3,445

(1)  See Note 5 of Notes to Condensed Consolidated Financial Statements for more information regarding stock purchases.

PART II OTHER INFORMATION

Item 3.	Defaults Upon Senior Executives
None

Item 4.	Removed and Reserved

Item 5.	Other Information
None

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of the Chief Executive Officer and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST ROBINSON FINANCIAL
CORPORATION

Date: August 15, 2011	/s/ Rick L. Catt
Rick L. Catt
President and Chief Executive Officer

Date: August 15, 2011	/s/ Jamie E. McReynolds
Jamie E. McReynolds
Chief Financial Officer and Vice President

EXHIBIT INDEX

Exhibit No.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of the Chief Executive Officer and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from First Robinson Financial Corporation’s quarterly report on Form 10-Q for the period ended June 30, 2011, formatted in XBRL: Condensed Consolidated Balance Sheet, Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Changes in Stockholders’ Equity, Condensed Consolidated Statements of Cash Flows and Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.