Form 10-Q
period 2011-09-30
FIRST ROBINSON FINANCIAL CORP
filed 2011-11-15
CIK 1035991

THIS DOCUMENT IS A COPY OF THE FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2011 FILED ON NOVEMBER 15, 2011 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  426,744 shares of common stock, par value $.01 per share, as of November 11, 2011.

FIRST ROBINSON FINANCIAL CORPORATION

Item 1:
FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	(Unaudited)
	September 30, 2011	March 31, 2011
ASSETS

Cash and due from banks	$9,017	$9,546
Interest-bearing deposits	10,955	17,813
Cash and cash equivalents	19,972	27,359
Held-to maturity securities (fair values of $1,498 and $0)	1,380	—
Available-for-sale securities	48,780	51,677
Loans, held for sale	822	354
Loans, net of allowance for loan losses of $1,149 and $1,145 at September 30, 2011 and March 31, 2011, respectively	121,461	120,164
Federal Reserve and Federal Home Loan Bank stock	1,056	1,056
Premises and equipment, net	4,066	3,848
Foreclosed assets held for sale, net	41	218
Interest receivable	918	914
Prepaid income taxes	—	249
Cash surrender value of life insurance	1,582	1,556
Other assets	1,610	1,436
Total Assets	$201,688	$208,831

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$161,541	$176,352
Other borrowings	17,810	15,620
Short-term borrowings	2,000	1,800
Advances from borrowers for taxes and insurance	130	274
Accrued income taxes	114	—
Deferred income taxes	563	512
Interest payable	143	183
Other liabilities	1,192	1,325
Total Liabilities	183,493	196,066

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock, $.01 par value, $1,000 liquidation value; authorized 500,000 shares, 4,900 shares and 0 shares issued and outstanding at September 30, 2011 and March 31, 2011	4,900	—
Common stock, $ .01 par value; authorized 2,000,000 shares; 859,625 shares issued; 427,149 shares outstanding at September 30, 2011 and March 31, 2011	9	9
Additional paid-in capital	8,639	8,781
Retained earnings	11,796	11,212
Accumulated other comprehensive income	949	861
Treasury stock, at cost
Common: September 30, 2011 and March 31, 2011– 432,476 shares	(8,098)	(8,098)
Total Stockholders’ Equity	18,195	12,765

Total Liabilities and Stockholders’ Equity	$201,688	$208,831

See  Notes to Condensed Consolidated Financial Statements

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Three and Six-Month Periods Ended September 30, 2011 and 2010
(In thousands, except per share data)
(Unaudited)

	Three-Month Period		Six-Month Period

	2011	2010	2011	2010
Interest and Dividend Income:
Loans	$1,726	$1,627	$3,411	$3,164
Securities:
Taxable	343	421	721	871
Tax-exempt	37	30	62	59
Other interest income	11	5	18	10
Dividends on Federal Reserve Bank stock	3	3	6	6

Total Interest and Dividend Income	2,120	2,086	4,218	4,110

Interest Expense:
Deposits	388	591	829	1,212
Other borrowings	27	29	51	53

Total Interest Expense	415	620	880	1,265

Net Interest Income	1,705	1,466	3,338	2,845

Provision for Loan Losses	150	45	405	90

Net Interest Income after Provision for Loan Losses	1,555	1,421	2,933	2,755

Non-interest income:
Charges and fees on deposit accounts	256	240	490	489
Charges and other fees on loans	115	68	221	158
Net gain on sale of loans	286	206	438	341
Net gain (loss) on sale of foreclosed property	(9)	(2)	(5)	15
Net gain on sale of equipment	—	—	—	4
Other	145	130	295	267

Total Non-Interest Income	793	642	1,439	1,274

Non-interest expense:
Compensation and employee benefits	758	799	1,531	1,538
Occupancy and equipment	208	184	369	352
Data processing and telecommunications	127	102	243	203
Audit, legal and other professional	61	77	120	142
Advertising	79	72	147	134
FDIC insurance	10	52	67	103
Foreclosed property expense	7	1	18	4
Other	187	169	348	327

Total Non-Interest Expense	1,437	1,456	2,843	2,803

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (CONTINUED)
For the Three and Six-Month Periods Ended September 30, 2011 and 2010
(In thousands, except per share data)
(Unaudited)

	Three-Month Period		Six-Month Period

	2011	2010	2011	2010

Income before income taxes	911	607	1,529	1,226

Provision for income taxes	339	203	556	406

Net Income	572	404	973	820

Preferred stock dividends	5	—	5	—

Net income available to common stockholders	$567	$404	$968	$820

Earnings Per Common Share-Basic	$1.38	$0.98	$2.36	$1.98
Earnings Per Common Share-Diluted	$1.33	$0.94	$2.27	$1.91

Comprehensive Income:

Net income	$572	$404	$973	$820

Other comprehensive income, net of tax:

Change in unrealized appreciation on securities available for sale, net of tax of $36 and $55 for the three and six months ended September 30, 2011, respectively and $52 and $60 for the three and six months ended September 30, 2010, respectively	57	83	88	95

Total comprehensive income	$629	$487	$1,061	$915

See Notes to Condensed Consolidated Financial Statements

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six-Month Periods Ended September 30, 2011 and 2010
(In thousands, except share data)
(Unaudited)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Stock	Total

Balance, April 1, 2010	0	$0	433,198	$9	$8,783	$10,182	$976	$(7,905)	$12,045

Net income						820			820
Change in unrealized appreciation on available for sale securities, net of taxes of $60							95		95
Treasury shares purchased			(4,494)					(143)	(143)
Dividends on common stock, $0.85 per share						(365)			(365)
Purchase of incentive shares					(14)				(14)

Balance, September 30, 2010	0	$0	428,704	$9	$8,769	$10,637	$1,071	$(8,048)	$12,438

Balance, April 1, 2011	0	$0	427,149	$9	$8,781	$11,212	$861	$(8,098)	$12,765

Net income						973			973
Change in unrealized appreciation on available-for-sale securities, net of taxes of $55							88		88
Series A Preferred Shares Issued	4,900	4,900			(128)				4,772
Dividends on common stock, $0.90 per share						(384)			(384)
Dividends on preferred shares, $1.02 per share						(5)			(5)
Purchase of incentive shares					(14)				(14)

Balance, September 30, 2011	4,900	$4,900	427,149	$9	$8,639	$11,796	$949	$(8,098)	$18,195

See Notes to Condensed Consolidated Financial Statements

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six-Months Ended September 30, 2011 and 2010
(In thousands)
(Unaudited)

	2011	2010

Cash flows from operating activities:
Net income	$973	$820
Items not requiring (providing) cash
Depreciation and amortization	172	154
Provision for loan losses	405	90
Amortization of premiums and discounts on securities	124	132
Amortization of loan servicing rights	98	143
Deferred income taxes	(4)	(43)
Originations of mortgage loans held for sale	(20,233)	(21,189)
Proceeds from the sale of mortgage loans	20,203	20,936
Net gain on loans sold	(438)	(341)
Net (gain) loss on sale of foreclosed property	5	(15)
Net gain on sale of equipment	—	(4)
Cash surrender value of life insurance	(26)	(25)
Changes in:
Other assets	(271)	(63)
Interest payable	(40)	(36)
Interest receivable	(4)	(82)
Other liabilities	(133)	137
Income taxes, prepaid	363	247

Net cash provided by operating activities	1,194	861

Cash flows from investing activities:
Purchase of available-for-sale securities	(5,093)	(2,631)
Purchase of held-to-maturity securities	(1,380)	—
Proceeds from maturities of available-for-sale securities	4,029	1,398
Repayment of principal on mortgage-backed securities	3,980	4,698
Purchase of Federal Home Loan Bank stock	—	(43)
Net change in loans	(1,692)	(16,033)
Purchase of premises and equipment	(391)	(44)
Proceeds from sale of equipment	—	24
Proceeds from sale of foreclosed assets	162	67

Net cash used in investing activities	(385)	(12,564)

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For The Six-Months Ended September 30, 2011 and 2010
(In thousands)
(Unaudited)
	2011	2010

Cash flows from financing activities:
Net increase (decrease) in deposits	$(14,811)	$7,458
Federal funds purchased	—	14,280
Repayment of federal funds purchased	—	(14,245)
Proceeds from other borrowings	104,159	54,401
Repayment of other borrowings	(101,969)	(57,182)
Net change in from short-term borrowings	200	100
Purchase of incentive plan shares	(14)	(14)
Purchase of treasury stock	—	(143)
Proceeds from sale of preferred stock, net	4,772	—
Dividends paid on common shares	(384)	(365)
Dividends paid on preferred shares	(5)	—
Net decrease in advances from borrowers for taxes and insurance	(144)	(81)

Net cash provided by (used in) financing activities	(8,196)	4,209

Decrease in cash and cash equivalents	(7,387)	(7,494)

Cash and cash equivalents at beginning of period	27,359	17,889

Cash and cash equivalents at end of period	$19,972	$10,395

Supplemental Cash Flows Information:

Interest paid	$920	$1,302

Income taxes paid (net of refunds)	178	202

Real estate acquired in settlement of loans	10	55

Internally financed sales of other real estate owned	21	—

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The condensed consolidated financial statements include the accounts of First Robinson Financial Corporation (the “Company”) and its wholly owned subsidiary, First Robinson Savings Bank, National Association (the “Bank”).  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission.  The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q and Article 8-03 of Regulation of S-X.  Accordingly, they do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in stockholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management of the Company, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 2011, the results of its operations for the three and six month periods ended September 30, 2011 and 2010, the changes in stockholders’ equity for the six month periods ended September 30, 2011 and 2010, and cash flows for the six month periods ended September 30, 2011 and 2010.  The results of operations for those months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

The Condensed Consolidated Balance Sheet of the Company, as of March 31, 2011, has been derived from the audited Consolidated Balance Sheet for the Company as of that date.

Certain reclassifications have been made to the 2010 consolidated financial statements to conform to the 2011 financial statement presentation.  These classifications had no effect on net income.

2.	Recent Accounting Pronouncements

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

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In June 2011, FASB issued ASU No. 2011-05 “Amendments to Topic 220, Comprehensive Income.”  Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity.  The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments in this ASU should be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted, because compliance with the amendments is already permitted.  The amendments do not require any transition disclosures.  The Company adopted the disclosures prescribed by this ASU and the adoption did not have a financial effect on the Company’s financial position or results of operations.

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

Following is a description of the valuation methodologies and inputs used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheet at September 30, 2011 and March 31, 2011.

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the hierarchy in which the fair value measurements fall as of  September 30, 2011 and March 31, 2011 (in thousands):

	Carrying value at September 30, 2011
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government sponsored enterprises (GSE)	$13,282	$—	$13,282	$—
Mortgage-backed, GSE residential	30,378	—	30,378	—
Mortgage-backed, GSE commercial	1,253	—	1,253	—
State and political subdivisions	3,867	—	3,867	—
Total available-for-sale securities	$48,780	$—	$48,780	$—

	Carrying value at March 31, 2011
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government sponsored enterprises (GSE)	$12,345	$—	$12,345	$—
Mortgage-backed, GSE residential	33,995	—	33,995	—
Mortgage-backed, GSE commercial	1,455	—	1,455	—
State and political subdivisions	3,882	—	3,882	—
Total available-for-sale securities	$51,677	$—	$51,677	$—

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

Impaired loans are classified within Level 3 of the fair value hierarchy, when impairment is determined using the fair value method.  Fair value adjustments on impaired loans were $435,000 for the six months ended September 30, 2011 and $146,000 for the year ended March 31, 2011.

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2011 and March 31, 2011:

Carrying value at September 30, 2011
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$647	$—	$—	$647

		Carrying value at March 31, 2011
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$212	$—	$—	$212
Mortgage servicing rights	591	—	—	591
Foreclosed assets held for sale, net	218	—	218	—

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

	September 30, 2011		March 31, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$9,017	$9,017	$9,546	$9,546
Interest-bearing deposits	10,955	10,955	17,813	17,813
Held-to-maturity securities	1,380	1,498	—	—
Available-for-sale securities	48,780	48,780	51,677	51,677
Loans held for sale	822	822	354	354
Loans, net of allowance for loan losses	121,461	123,669	120,164	121,796
Federal Reserve and Federal Home Loan Bank stock	1,056	1,056	1,056	1,056
Interest receivable	918	918	914	914

Financial liabilities
Deposits	161,541	156,404	176,352	164,566
Other borrowings	17,810	17,803	15,620	15,623
Short-term borrowings	2,000	2,000	1,800	1,800
Advances from borrowers for taxes and insurance	130	130	274	274
Interest payable	143	143	183	183

Unrecognized financial instruments
(net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Federal Home Loan Bank Stock

The Company owns approximately $879,000 of Federal Home Loan Bank of Chicago (“FHLB”) stock.  During the third quarter of 2007, the FHLB of Chicago received a Cease and Desist Order from its regulator, the Federal Housing Finance Board.  The order generally prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board.  The FHLB will continue to provide liquidity and funding through advances.  The FHLB did not pay a dividend during the fourth quarter of 2007 or the calendar years of 2008 through 2010.  The FHLB has paid a cash dividend at an annualized rate of 10 basis points per share for the first and second quarters of 2011.  Management performed an analysis and deemed the Company’s cost method investment in FHLB stock to be recoverable as of September 30, 2011.

5.	Authorized Share Repurchase Program

The share repurchase program approved by the Board of Directors on August 17, 2010 expired August 16, 2011 with 1,555 shares purchased of the 5,000 shares approved in the program.  On September 20, 2011, the Board of Directors voted to approve an additional stock repurchase program of 5,000 shares, or approximately 1.2%, of the Company’s issued and outstanding shares.  The repurchase program will expire upon the earlier of the completion of the purchase of an aggregate of shares or September 19, 2012.  As of September 30, 2011, there had been no shares purchased in the current program.

6.	Investment Securities

The amortized cost and approximate fair values of securities are as follows:

Available-for-sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
		(In thousands)
September 30, 2011
U.S. government sponsored enterprises (GSE)	$13,109	$183	$10	$13,282
Mortgage-backed securities, GSE, residential	29,035	1,343	—	30,378
Mortgage-backed securities, GSE, commercial	1,272	—	19	1,253
State and political subdivisions	3,813	54	—	3,867

	$47,229	$1,580	$29	$48,780

March 31, 2011
U.S. government sponsored enterprises (GSE)	$12,082	$263	$—	$12,345
Mortgage-backed securities, GSE residential	32,868	1,127	—	33,995
Mortgage-backed securities, GSE, commercial	1,491	—	36	1,455
State and political subdivisions	3,829	54	1	3,882

	$50,270	$1,444	$37	$51,677

Held-to-maturity Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
		(In thousands)
September 30, 2011
State and political subdivisions	$1,380	$118	$—	$1,498

The Company had no held-to-maturity securities at March 31, 2011.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of available-for-sale and held-to-maturity securities at September 30, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Within one year	$8,763	$8,889	$155	$155
One to five years	7,933	8,034	420	428
Five to ten years	226	226	240	260
Over ten years	—	—	565	655

	16,922	17,149	1,380	1,498
Mortgage-backed securities	30,307	31,631	—	—

Totals	$47,229	$48,780	$1,380	$1,498

There were no sales of investment securities during the three months or six months ended September 30, 2011 or September 30, 2010.

The following table shows our investments’ gross unrealized losses and fair value (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011 and March 31, 2011.  At September 30, 2011, the Company does not hold any security that it considers other-than-temporarily impaired.

Description of Securities	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
As of September 30, 2011
U.S. government sponsored enterprises (GSE)	$3,708	$10	$—	$—	$3,708	$10
Mortgage-backed securities, GSE, commercial	—	—	1,253	19	1,253	19

Total temporarily impaired securities	$3,708	$10	$1,253	$19	$4,961	$29

As of March 31, 2011
Mortgage-backed securities, GSE, residential	$1,455	$36	$—	$—	$1,455	$36
State and political subdivisions	226	1	—	—	226	1

Total temporarily impaired securities	$1,681	$37	$—	$—	$1,681	$37

There are two securities in unrealized loss positions in the investment portfolio at September 30, 2011, due to interest rate changes and not credit events.  The unrealized losses are considered temporary and, therefore, have not been recognized into income, because the issuers are of high credit quality and the Bank has the ability and intent to hold for the foreseeable future.  The fair values are expected to recover as the investments approach their maturity dates or there is a downward shift in interest rates.  All but one of the mortgage-backed securities in the portfolio are residential properties.  One of the mortgage-backed securities with a temporary loss is secured by 5 or more dwelling units.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Loans and Allowance for Loan Losses

Categories of loans at September 30, 2011 and March 31 include:

	September 30, 2011	March 31, 2011
	(In thousands)
Mortgage loans on real estate:
Residential:
1-4 Family	$44,085	$41,954
Second mortgages	1,422	1,542
Construction	5,084	5,362
Equity lines of credit	4,090	3,761
Commercial and farmland	36,923	33,898
Total mortgage loans on real estate	91,604	86,517
Commercial loans and agricultural finance	15,540	19,132
Consumer/other loans	17,327	15,852
States and municipal government loans	685	764
Total Loans	125,156	122,265

Less
Net deferred loan fees, premiums and discounts	15	12
Undisbursed portion of loans	1,709	590
Allowance for loan losses	1,149	1,145

Net loans	$122,283	$120,518

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

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2011 and March 31, 2011:

	For Six Months Ended September 30, 2011
	Commercial Real Estate	Residential Real Estate	Commercial	Consumer/ Other Loans	State and Municipal Government	Total
	(In thousands)
Allowance for loan losses:
Balance at March 31, 2011	$365	$581	$168	$31	$—	$1,145
Provision charged to expense	—	(126)	478	53	—	405
Losses charged off	61	26	297	32	—	416
Recoveries	—	—	—	15	—	15
Balance, end of period	$304	$429	$349	$67	$—	$1,149

	For Three Months Ended September 30, 2011
	Commercial Real Estate	Residential Real Estate	Commercial	Consumer/ Other Loans	State and Municipal Government	Total
	(In thousands)
Allowance for loan losses:
Balance at June 30, 2011	$321	$467	$308	$56	$—	$1,152
Provision charged to expense	3	(22)	155	14	—	150
Losses charged off	20	16	114	9	—	159
Recoveries	—	—	—	6	—	6
Balance, end of period	$304	$429	$349	$67	$—	$1,149

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2011
	Commercial Real Estate	Residential Real Estate	Commercial	Consumer/ Other Loans	State and Municipal Government	Total
	(In thousands)
Ending balance: individually evaluated for impairment	$—	$24	$68	$6	$—	$98
Ending balance: collectively evaluated for impairment	$304	$405	$281	$61	$—	$1,051

Loans:
Ending balance	$36,923	$54,681	$15,540	$17,327	$685	$125,156
Ending balance: individually evaluated for impairment	$178	$260	$498	$25	$—	$961
Ending balance: collectively evaluated for impairment	$36,745	$54,421	$15,042	$17,302	$685	$124,195

	March 31, 2011
	Commercial Real Estate	Residential Real Estate	Commercial	Consumer/ Other Loans	State and Municipal Government	Total
	(In thousands)
Allowance for loan losses:
Balance, beginning of year	$593	$72	$279	$29	$—	$973
Provision charged to expense	(83)	842	(42)	18	—	735
Losses charged off	169	333	69	54	—	625
Recoveries	24	—	—	38	—	62
Balance, end of period	$365	$581	$168	$31	$—	$1,145
Ending balance: individually evaluated for impairment	$—	$27	$3	$9	$—	$39
Ending balance: collectively evaluated for impairment	$365	$554	$165	$22	$—	$1,106

Loans:
Ending balance	$33,898	$52,619	$19,132	$15,852	$764	$122,265
Ending balance: individually evaluated for impairment	$239	$315	$11	$61	$—	$626
Ending balance: collectively evaluated for impairment	$33,659	$52,304	$19,121	$15,791	$764	$121,639

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the activity in the allowance for loan losses for the three-month and six-month periods ended September 30, 2010:

	For Six Months Ended September 30, 2010
	Commercial Real Estate	Residential Real Estate	Commercial	Consumer/ Other Loans	State and Municipal Government	Total
	(In thousands)
Allowance for loan losses:
Balance at March 31, 2010	$593	$72	$279	$29	$—	$973
Provision charged to expense	(69)	102	52	5	—	90
Losses charged off	—	31	—	21	—	52
Recoveries	24	—	—	25	—	49
Balance, end of period	$548	$143	$331	$38	$—	$1,060

	For Three Months Ended September 30, 2010
	Commercial Real Estate	Residential Real Estate	Commercial	Consumer/ Other Loans	State and Municipal Government	Total
	(In thousands)

Allowance for loan losses:
Balance at June 30, 2010	$620	$93	$297	$34	$—	$1,044
Provision charged to expense	(72)	81	34	2	—	45
Losses charged off	—	31	—	11	—	42
Recoveries	—	—	—	13	—	13
Balance, end of period	$548	$143	$331	$38	$—	$1,060

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of September 30, 2011 and March 31, 2011:

	September 30, 2011
	Commercial Real Estate	Residential Real Estate	Commercial	Consumer/ Other Loans	State and Municipal Government	Total
	(In thousands)
Rating:
Pass	$34,361	$53,646	$13,805	$17,180	$557	$119,549
Watch	1,955	324	557	77	128	3,041
Special Mention	348	158	530	—	—	1,036
Substandard	81	386	642	50	—	1,159
Doubtful	178	167	6	20	—	371
Total	$36,923	$54,681	$15,540	$17,327	$685	$125,156

	March 31, 2011
	Commercial Real Estate	Residential Real Estate	Commercial	Consumer/ Other Loans	State and Municipal Government	Total
	(In thousands)
Rating:
Pass	$31,664	$51,798	$17,767	$15,703	$634	$117,566
Watch	1,627	296	423	65	130	2,541
Special Mention	287	146	677	—	—	1,110
Substandard	81	272	259	27	—	639
Doubtful	239	107	6	57	—	409
Total	$33,898	$52,619	$19,132	$15,852	$764	$122,265

The following tables present the Company’s loan portfolio aging analysis as of September 30, 2011 and March 31, 2011:

	September 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Non- accrual	Total Loans Past Due and Non- accrual	Current	Total Loans Receivable
	(In thousands)
Real Estate:
Residential:
1-4 Family	$178	$60	$—	$8	$246	$43,839	$44,085
Construction	—	247	—	—	247	4,837	5,084
Second mortgages	—	—	—	—	—	1,422	1,422
Equity lines of credit	—	—	—	—	—	4,090	4,090
Commercial real estate	31	—	—	178	209	36,714	36,923
Commercial	3	—	—	6	9	15,531	15,540
Consumer/other loans	139	28	—	2	169	17,158	17,327
State and municipal government	—	—	—	—	—	685	685

Total	$351	$335	$—	$194	$880	$124,276	$125,156

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Non- accrual	Total Loans Past Due and Non- accrual	Current	Total Loans Receivable
	(In thousands)
Real Estate:
Residential:
1-4 Family	$121	$—	$—	$52	$173	$41,781	$41,954
Construction	—	—	—	—	—	5,362	5,362
Second mortgages	—	—	—	—	—	1,542	1,542
Equity lines of credit	—	—	—	—	—	3,761	3,761
Commercial real estate	—	—	—	239	239	33,659	33,898
Commercial	—	333	—	6	339	18,793	19,132
Consumer/other loans	23	—	—	40	63	15,789	15,852
State and municipal government	—	—	—	—	—	764	764

Total	$144	$333	$—	$337	$814	$121,451	$122,265

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

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present impaired loans for the three and six months ended September 30, 2011 and the year ended March 31, 2011:

	September 30, 2011			Three Months Ended September 30, 2011		Six Months Ended September 30, 2011
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized

Loans without a specific valuation allowance:
Residential	$46	$46	$—	$54	$1	$64	$1
Commercial real estate	178	391	—	188	—	204	—
Consumer	2	2	—	1	—	14	—
Commercial	2	2	—	78	—	94	—
Loans with a specific valuation allowance:
Residential	214	214	24	222	2	220	5
Commercial real estate	—	—	—	—	—	—	—
Consumer	23	23	6	29	1	26	1
Commercial	496	496	68	280	5	210	5
Total:
Residential	$260	$260	$24	$276	$3	$284	$6
Commercial real estate	$178	$391	$—	$188	$—	$204	$—
Consumer	$25	$25	$6	$30	$1	$40	$1
Commercial	$498	$498	$68	$358	$5	$304	$5

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2011
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized

Loans without a specific valuation allowance:
Residential	$97	$97	$—	$67	$6
Commercial real estate	239	391	—	48	6
Consumer	40	40	—	13	1
Commercial	5	5	—	1	1
Loans with a specific valuation allowance:
Residential	218	218	27	294	13
Commercial real estate	—	—	—	97	—
Consumer	21	21	9	17	1
Commercial	6	6	3	38	—
Total:
Residential	$315	$315	$27	$361	$19
Commercial real estate	$239	$391	$—	$145	$6
Consumer	$61	$61	$9	$30	$2
Commercial	$11	$11	$3	$39	$1

During the three months ended September  2011, the Company adopted the provisions of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”).  Management applied the guidance on determining whether any restructurings that occurred from April 1, 2011 or later met the definition of a TDR.  TDRs at September 30, 2011 and March 31, 2011 totaled $394,000, and $466,000, respectively.  At September 30, 2011, the Company had a related allowance for loan losses of $23,000 allocated to these TDRs, compared to $19,000 at March 31, 2011.  As of September 30, 2011, the Company had $204,000 classified as TDRs performing as agreed under the terms of their restructured plans and $189,000 not performing as agreed under the terms of the restructured plans.  For the three and six month periods ended September 30, 2011, there were no loans modified as a TDR.  The following table presents an analysis of TDRs as of September 30, 2011 and March 31, 2011.

	September 30, 2011			March 31, 2011
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Residential	4	$202	$202	4	$210	$210
Commercial real estate	1	391	178	1	391	239
Consumer	1	5	5	1	6	6
Commercial	2	8	8	2	11	11
Total:	8	$606	$393	8	$618	$466

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Lines of Credit

The Company’s $2.5 million revolving line of credit note payable matured September 30, 2011 and was renewed until September 30, 2012.  The balance of the revolving line of credit was $2,000,000 and $1,800,000 as of September 30, 2011 and March 31, 2011, respectively.  The note bears interest at the prime commercial rate with a floor of 3.50% which was the rate on September 30, 2011 and is secured by 100% stock of the Bank.

During the six months ended September 30, 2011, the revolving line of credit maintained by the Bank with an unaffiliated financial institution increased to $6,700,000 from the $5,000,000 line at March 31, 2011, of which no amounts were outstanding at September 30, 2011 or March 31, 2011. The line bears interest at the federal funds rate of the financial institution (1.15% at September 30, 2011), has an open-end maturity and is unsecured if used for less than thirty (30) consecutive days.

The Bank has also established borrowing capabilities at the Federal Reserve Bank of St. Louis discount window. Investment securities of $3,000,000 have been pledged as collateral.  As of September 30, 2011 and March 31, 2011 no amounts were outstanding.   The primary credit borrowing rate at September 30, 2011 was 0.50%, has a term of up to 90 days, and has no restrictions on use of the funds borrowed.

9.	Other Borrowings

Other borrowings included the following:

	September 30, 2011	March 31, 2011
	(In thousands)

Securities sold under repurchase agreements	$17,810	$15,620

Securities sold under agreements to repurchase consist of obligations of the Company to other parties.  The obligations are secured by investments and such collateral is held by the Company in safekeeping at a correspondent bank.  The maximum amount of outstanding agreements at any month end during the six months ending September 30, 2011 and the year ending March 31, 2011 totaled $17,810,000 and $20,388,000, respectively. The monthly average of such agreements totaled $14,447,000 for the six months ending September 30, 2011and $17,401,000 for the twelve months ending March 31, 2011. The average rate on the agreements for the six months ending September 30, 2011 and for the twelve months ending March 31, 2011 was 0.25%.  The agreements at September 30, 2011, mature periodically within 24 months. The Company has a repurchase agreement with one customer with an outstanding balance of $9.1 million at September 30, 2011.  The repurchase agreement matures daily.

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Earnings Per Common Share for the Three-Month Periods

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share gives effect to the increase in the average shares outstanding resulting from the effect of the incentive plan shares. The components of basic and diluted earnings per share for the three months ended September 30, 2011 and 2010 were computed as follows (dollar amounts in thousands except share data):

		Weighted
		Average	Per Share
		Shares	Amount

For the Three-Months Ended September 30, 2011:

Basic Earnings per Common Share:
Income available to common stockholders	$567	410,853	$1.38

Effect of Dilutive Securities:
Incentive plan shares		16,296

Diluted Earnings per Common Share:
Income available to common stockholders	$567	427,149	$1.33

For the Three-Months Ended September 30, 2010:

Basic Earnings per Common Share:
Income available to common stockholders	$404	412,485	$0.98

Effect of Dilutive Securities:
Incentive plan shares		16,244

Diluted Earnings per Common Share:
Income available for common stockholders	$404	428,729	$0.94

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Earnings Per Common Share for the Six-Month Periods

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share gives effect to the increase in the average shares outstanding which would have resulted from the exercise of dilutive stock options.  The components of basic and diluted earnings per share for the six months ended September 30, 2011 and 2010 were computed as follows (dollar amounts in thousands except share data):

		Weighted
		Average	Per Share
		Shares	Amount

For the Six-Months Ended September 30, 2011:

Basic Earnings per Common Share:
Income available to common stockholders	$968	411,041	$2.36

Effect of Dilutive Securities:
Unearned incentive plan shares		16,108

Diluted Earnings per Share:
Income available to common stockholders	$968	427,149	$2.27

For the Six-Months Ended September 30, 2010:

Basic Earnings per Common Share:
Income available to common stockholders	$820	413,265	$1.98

Effect of Dilutive Securities:
Unearned incentive plan shares		16,056

Diluted Earnings per Common Share:
Income available for common stockholders	$820	429,321	$1.91

FIRST ROBINSON FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	Participation in the Small Business Lending Fund of the U.S. Treasury Department

On August 23, 2011, the Company entered into a Securities Purchase Agreement with the Secretary of the U. S. Treasury, pursuant to which the Company issued and sold to the Treasury 4,900 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), for aggregate proceeds of $4,900,000.  The issuance was pursuant to the Treasury’s Small Business Lending Fund program, established under the Small Business Jobs Act of 2010, which encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion.  The Series A Preferred Stock is entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1, commencing October 1, 2011.  The dividend rate, which is calculated on the aggregate Liquidation Amount, has been initially set at 1% per annum based upon the current level of “Qualified Small Business Lending” (“QSBL”) by the Bank.  The dividend rate for future dividend periods will be set based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the time the Agreement was entered into.  Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods, and from 1% per annum to 7% per annum for the eleventh through the first half of the nineteenth dividend periods.  If the Series A Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%.  Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases.  Such dividends are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Series A Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series A Preferred Stock, and is subject to other restrictions on its ability to repurchase or redeem other securities.  In addition, if (i) the Company has not timely declared and paid dividends on the Series A Preferred Stock for six dividend periods or more, whether or not consecutive, and (ii) shares of Series A Preferred Stock with an aggregate liquidation preference of at least $25,000,000 are still outstanding, the Treasury (or any successor holder of Series A Preferred Stock) may designate two additional directors to be elected to the Company’s Board of Directors.

As is more completely described in the Certificate of Designation, holders of the Series A Preferred Stock have the right to vote as a separate class on certain matters relating to the rights of holders of Series A Preferred Stock and on certain corporate transactions.  Except with respect to such matters and, if applicable, the election of the additional directors, the Series A Preferred Stock does not have voting rights.

The Company may redeem the shares of Series A Preferred Stock, in whole or in part, at any time at a redemption price equal to the sum of the Liquidation Amount per share and the per-share amount of any unpaid dividends for the then-current period, subject to any required prior approval by the Company’s primary federal banking regulator, the Office of the Comptroller of the Currency.

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

Assets of the Company decreased by $7.1 million, or 3.4%, to $201.7 million at September 30, 2011 from $208.8 million at March 31, 2011.  See “Financial Condition” for more information. The Company is reporting net income available to common shareholders of $567,000 for the three months and $968,000 for the six months ending September 30, 2011 versus net income of $404,000 for the three months and $820,000 for the six months ending September 30, 2010.  See “Results of Operations” for further information. Basic and diluted earnings per common share for the three month period ending September 30, 2011 were $1.38 and $1.33, respectively, compared to basic and diluted earnings per common share of $0.98 and $0.94 for the three-months ended September 30, 2010. Basic and diluted earnings per common share for the six month period ending September 30, 2011 were $2.36 and $2.27, respectively, compared to basic and diluted earnings per common share of $1.98 and $1.91 for the six-months ended September 30, 2010. Diluted earnings per share reflect additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding incentive plan shares and are determined using the treasury stock method.

The most significant event this quarter was the issuance by the Company of 4,900 shares of Senior Non-Cumulative Preferred Stock, Series A to the U.S. Treasury for aggregate proceeds of $4.9 million. See Note 12 of Notes to Condensed Consolidated Financial Statements.

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

The following table sets forth the Company’s loan delinquencies by type, by amount and by percentage of type at September 30, 2011.

	Loans Delinquent For:
	30-89 Days(1)			90 Days and Over(1)			Nonaccrual			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
Real Estate:
Residential	5	$485	0.89%	—	—	—	1	$8	0.01%	6	$493	0.90%
Commercial	1	31	0.08	—	—	—	1	178	0.48	2	209	0.56
Consumer and other loans	12	167	0.96	—	—	—	2	2	0.01	14	169	0.97
Commercial business	1	3	0.02	—	—	—	1	6	0.04	2	9	0.06

Total	19	$686	0.55%	—	—	—	5	$194	0.15%	24	$880	0.70%

(1)	Loans are still accruing.

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

	September 30, 2011	March 31, 2011	September 30, 2010
		(In thousands)
Non-accruing loans:
1-4 Family	$8	$52	$240
Commercial real estate	178	239	32
Consumer and other loans	2	40	4
Commercial	6	6	80
Total	194	337	356

Foreclosed/Repossessed assets:
1-4 Family	41	218	55
Repossessed assets	—	—	5
Total	41	218	60

Total non-performing assets	$235	$555	$416
Total as a percentage of total assets	0.12%	0.27%	0.22%

Gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $7,000 for the three months and $16,000 for the six months ended September 30, 2011 and $7,000 for the three months and $11,000 for the six months ended September 30, 2010.

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

In connection with the filing of its periodic reports with the OCC and in accordance with its classification of assets policy, the Bank regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations.  On the basis of management’s review of its assets, at September 30, 2011, the Bank had classified a total of $1,159,000 of its assets as substandard and $371,000 as doubtful.  At September 30, 2011, total classified assets, including foreclosed property, comprised $1,571,000, or 7.8% of the Bank’s capital, and 0.8% of the Bank’s total assets.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Other Loans of Concern.  As of September 30, 2011, there were $4.1 million in loans identified, but not classified, by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the business have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

Real estate properties acquired through foreclosure are recorded at the fair value minus 20% of the fair value if the property is appraised at $50,000 or less.  If the property is appraised at greater than $50,000, then the property is recorded at the fair value less 10% of the fair value.  If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer.  Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations.  At September 30, 2011, the Bank had two residential properties acquired through foreclosure.  The properties are listed for sale.

Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination.  Future additions to the Company’s allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance.  In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank’s operations.  Such agencies may require the Bank to increase the Bank’s allowance for loan losses, increase classified assets, or take other actions that could significantly affect the Company’s earnings based upon their judgment of the information available to them at the time of their examination.  At September 30, 2011, the Company had a total allowance for loan losses of $1,149,000, representing 0.94% of the Company’s loans, net.   At March 31, 2011, the Company’s total allowance for loan losses to the Company’s loans, net was at 0.95%.  See Note 7 of Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

The distribution of the Company’s allowance for losses on loans at the dates indicated is summarized as follows:

	September 30, 2011			March 31, 2011
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real Estate:
Residential	429	$54,681	43.69%	581	$52,619	43.04%
Commercial	304	36,923	29.50	365	33,898	27.72
Commercial loans	349	15,540	12.42	31	19,132	15.65
Consumer/other loans	67	17,327	13.84	168	15,852	12.97
State and municipal government	—	685	0.55	—	764	0.62
Gross Loans		125,156	100.00%		122,265	100.00%

Less:
Deferred loan fees		15			12
Undisbursed portion of loans		1,709			590
Total	$1,149	$123,432		$1,145	$121,663

The following table sets forth an analysis of the Company’s allowance for loan losses.

	Three Months Ended September 30,		Six Months Ended September 30, 2011
	2011	2010	2011	2010
	(In thousands)

Balance at beginning of period	$1,152	$1,044	$1,145	$973

Charge-offs:
One- to four-family	16	31	26	31
Commercial real estate	20	—	61	—
Commercial business	114	—	297	—
Consumer and other loans	9	11	32	21
Total charge-offs	159	42	416	52

Recoveries:
Commercial real estate	—	—	—	24
Consumer and other loans	6	13	15	25
Total recoveries	6	13	15	49

Net charge-offs (recoveries)	153	29	401	3
Additions charged to operations	150	45	405	90
Balance at end of period	$1,149	$1,060	$1,149	$1,060

Ratio of net charge-offs during the period to average loans outstanding during the period	0.13%	0.03%	0.33%	0.00%

Ratio of net charge-offs during the period to average non-performing assets	36.13%	10.91%	73.07%	1.63%

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Financial Condition
March 31, 2011 Compared to September 30, 2011

Total assets of the Company decreased modestly by $7.1 million, or 3.4%, to $201.7 million at September 30, 2011 from $208.8 million at March 31, 2011. The decrease in assets was primarily due to a decrease of $7.4 million, or 27.0%, in cash and cash equivalents, and a decrease of $2.9 million, or 5.6%, in available for sale securities, offset by an increase of $1.8 million, or 1.5%, in loans receivable, net and an increase of $1,380,000 or 100.0% in held-to-maturity securities

The decrease of $7.4 million in cash and cash equivalents can be attributed, in part, to the decrease of $14.8 million in total deposits.

Available-for-sale securities decreased to $48.8 million at September 30, 2011 compared to $51.7 million at March 31, 2011, a $2.9 million decrease. The decrease resulted from the maturity of $4.0 million in available-for-sale securities, the repayment of $4.0 million in mortgage-backed securities and the amortization of $124,000 of premiums and discounts on investments, offset by the purchase of $5.1 million of available-for-sale securities and the increase of $143,000 in the market valuation of the available-for-sale portfolio. The investment portfolio is managed to limit the Company's exposure to credit risk by investing primarily in mortgage-backed securities and other securities which are either directly or indirectly backed by the federal government or a local municipal government.

During the six months ended September 30, 2011, we purchased $1.4 million in held-to-maturity securities.  The securities were issued by a local municipality.  We had no held-to-maturity securities at March 31, 2011.

Each quarter, management assesses whether there have been events or economic circumstances indicating that a security on which there is an unrealized loss is other-than-temporarily impaired.  Management considers several factors, including the amount and duration of the impairment; the intent and ability of the Company to hold the security for a period sufficient for a recovery in value; and known recent events specific to the issuer or its industry.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by agencies of the federal government, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports, among other things. As we currently do not have the intent to sell these securities and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, no declines are deemed to be other than temporary.  We will continue to evaluate our investment securities for possible other-than-temporary impairment, which could result in non-cash charges to earnings in one or more future periods.

The Company's net loan portfolio including loans held for sale increased by $1.8 million to $122.3 million at September 30, 2011 from $120.5 million at March 31, 2011. The increase can be attributed to the increase of $2.1 million, or 3.9%, in loans on residential real estate, which includes one- to four-family loans, equity lines of credit, second mortgages and residential construction loans; the increase of $3.0 million, or 8.9%,  in commercial real estate loans; and the increase of $1.5 million, or 9.3%, in consumer and other loans; offset by the decrease of $3.6 million, or 18.8%, in commercial business and agricultural finance loans and the decrease in loans to state and municipal governments by $79,000, or 10.3%.  The decrease in commercial business and agricultural finance loans is the result of pay downs on operating lines of credit held by commercial customers.  The increase in commercial real estate can be attributed to the Vincennes market where there are more opportunities for this type of lending.  The increase in consumer and other loans reflects our more aggressive policy in writing indirect loans for vehicles.

At September 30, 2011, the allowance for loan losses was $1,149,000, or 0.94% of the net loan portfolio, an increase of $4,000 from the allowance for loan losses at March 31, 2011 of $1,145,000, or 0.95% of the net loan portfolio. During the six-months ended September 30, 2011, the Company charged off $416,000 in loan losses; $297,000 from commercial business and agricultural finance loans; $61,000 in commercial real estate loans; $24,000 from loans secured by automobiles; $26,000 in loans secured by one- to- four family properties; and $8,000 in consumer and other loans. The charge offs were offset by recoveries of $15,000 derived from $9,000 in consumer and other loans and $6,000 in automobile loans.  Management reviews the adequacy of the allowance for loan losses quarterly, and believes that its allowance is adequate; however, the Company cannot assure that future chargeoffs and/or provisions will not be necessary.  See “Asset Quality” for further information on delinquencies.

The Company has two foreclosed real estate properties held for sale at September 30, 2011 consisting of two residential properties at a value of $41,000 compared to four residential properties and one commercial building at March 31, 2011 at a value of $218,000.  The commercial non-residential building was sold for an approximate loss of $2,000 and three of the residential properties were sold at a net loss of $3,000.  One residential property was added to foreclosed property during the six months ended September 30, 2011.  The property was sold subsequent to September 30, 2011.   Foreclosed assets are carried at lower of cost or fair value.  When foreclosed assets are acquired, any required adjustment is charged to allowance for loan losses.  All subsequent activity is included in current operations.  The remaining property is listed for sale.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Total deposits decreased by $14.8 million, or 8.4%, to $161.5 million at September 30, 2011 from $176.4 million at March 31, 2011. The decrease in total deposits was due to the decrease of $5.5 million in non-interest bearing demand deposits and the decrease of $6.9 million in certificates of deposit, and the decrease of $2.4 million in savings, now and money market accounts.

Other borrowings, consisting of repurchase agreements, increased $2.2 million, or 14.0% from $15.6 million at March 31, 2011 to $17.8 million at September 30, 2011. The obligations are secured by mortgage-backed securities and US Government agency obligations.  At September 30, 2011, and March 31, 2011 the average rate on the repurchase agreements was 0.25%.  The rate on approximately $17.3 million of the repurchase agreements reprice daily.  All agreements mature periodically within 24 months.

The short-term borrowing consists of the Company’s revolving line of credit note payable with an unaffiliated financial institution which matured September 30, 2011 and was renewed until September 30, 2012.  The balance of the revolving line of credit was $2.0 million and $1.8 million as of September 30, 2011 and March 31, 2011, respectively.  The note bears interest at the prime commercial rate with a floor of 3.50% which was the rate on September 30, 2011 and is secured by stock of the Bank.

Stockholders' equity at September 30, 2011 was $18,195,000 compared to $12,765,000 at March 31, 2011, an increase of $5.4 million, or 42.5%.  Factors relating to the increase in stockholders’ equity can be attributed primarily to the net receipt of $4.8 million from the sale of 4,900 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series A for participation in the US Treasury’s Small Business Lending Fund program; the addition of $973,000 of net income; offset by the payment of $384,000 in common stock dividends and the payment of $5,000 in preferred stock dividends and by the increase of $88,000 in accumulated other comprehensive income due to the increase in the fair value of securities available for sale. These increases were offset by the decrease in additional paid-in-capital due to the purchase of $14,000 in shares related to an incentive plan.

Results of Operations
Comparison of Operating Results for the Three Months Ended September 30, 2011 and 2010

Net Income

The Company’s net income available to common shareholders for the three month period ending September 30, 2011 was $567,000, versus net income of $404,000 in the same period of 2010, an increase of $163,000, or 40.3%. Earnings for the three months ended September 30, 2011 were positively impacted by the $239,000, or 16.3%, increase in net interest income, the increase of $151,000, or 23.5%, in non-interest income, and the decrease in non-interest expense of $19,000, or 1.3%, offset by the increase of $105,000, or 233.3%, in provision for loan losses and the increase of $136,000 in income tax provision when compared to the prior year. Basic and diluted earnings per common share for the three month period ending September 30, 2011 were $1.38 and $1.33, respectively, compared to basic and diluted earnings per common share of $0.98 and $0.94 for the three-months ended September 30, 2010.  Diluted earnings per share reflect additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding incentive plan shares and are determined using the treasury stock method.

 Net Interest Income

For the three-month period ended September 30, 2011, net interest income totaled $1,705,000, an increase of 16.3%, or $239,000, compared to the same period of 2010. The increase in the three-month period ended September 30, 2011 versus the comparable period of 2010 was due to the decrease of $205,000, or 33.1%, in total interest expense and the increase of $34,000, or 1.6%, in total interest income.  The increase in total interest income can be attributed to the increase of $99,000, or 6.1%, in interest income from loans receivable, the increase of $7,000, or 23.3%, from tax-exempt securities, and the increase of $6,000, or 120.0%, in other interest income, offset by the decrease of $78,000, or 18.5%, in interest income on taxable securities. The decrease in total interest expense is due primarily to the decrease of $203,000, or 34.3%, in interest expense on deposits for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

 For the three-months ended September 30, 2011, total average interest earning assets increased by $12.1 million, or 7.0%, to $184.6 million as of September 30, 2011 from $172.5 million as of September 30, 2010.  The yield on the earning assets decreased by 25 basis points when comparing the three months ended September 30, 2011 to the same period in 2010.  Total average interest bearing liabilities for the three months ended September 30, 2011 were $162.6 million compared to $159.2 million as of September 30, 2010, an increase of $3.4 million, or 2.1%.   The cost on average interest bearing liabilities decreased by 54 basis points.  For the three-month period ended September 30, 2011, the net interest spread increased 29 basis points to 3.57% versus 3.28% in the comparable period of 2010.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Interest income on loans receivable increased $99,000 to $1,726,000 for the quarter ended September 30, 2011 from $1,627,000 for the quarter ended September 30, 2010 due to the average balance on loans for the quarter ended September 30, 2011 increasing $8.8 million, or 7.8%, to $121.1 million, versus $112.3 million for the same period of 2010.  During the same period, the yield on loans decreased 10 basis points to 5.70% from 5.80% for the September 30, 2011 quarter compared to the September 30, 2010 quarter.  The 10 point basis decrease primarily reflected the lower interest rate environment.

Interest income on taxable securities decreased $78,000 to $343,000 for the quarter ended September 30, 2011 from $421,000 for the quarter ended September 30, 2010.  The decrease in interest income on taxable securities can be attributed to the decrease of $2.0 million in the average balance from $46.7 million as of September 30, 2010 to $44.7 million as of September 30, 2011 and to the 53 basis point decrease in the yield on taxable securities when comparing the three-month periods ended September 30, 2011 to 2010.

Interest income on tax-exempt securities increased $7,000 when comparing the three months ended September 30, 2011 to the same period in the prior year.  The average balance on tax-exempt securities increased by $557,000 from $4.6 million as of September 30, 2010 compared to $5.2 million as of September 30, 2011.  The average yield on tax-exempt securities increased 20 basis points from 2.61% as of September 30, 2010 to 2.81% as of September 30, 2011.  The average yield does not reflect the benefit of the higher tax-equivalent yield attributed to municipal securities, which is reflected in income tax expense.

Total interest expense on deposits decreased $203,000 from $591,000 for the three-months ended September 30, 2010 to $388,000 for the three months ended September 30, 2011.  The decrease can be attributed to a 65 basis point decrease in the average rate paid on total deposits from 1.71% as of September 30, 2010 to 1.06% as of September 30, 2011, offset by the increase of $7.5 million in the average balance of deposits from $138.3 million as of September 30, 2010 to $145.8 million as of September 30, 2011.  The decrease in the average rate paid on deposits is a reflection of lower short-term market interest rates.

Provision for Loan Losses

The provision for loan losses for the quarter ended September 30, 2011 was $150,000, a $105,000, or 233.3%, increase over the provision of $45,000 for the September 30, 2010 quarter.   The increase in our provision reflects the increase in our net charge offs of $153,000 for the three months ended September 30, 2011 compared to net charge offs of $29,000 for the three months ended September 30, 2010.  The provision for both periods reflects management's analysis of the Company's loan portfolio based on the information which was available to the Company. Management meets on a quarterly basis to review the adequacy of the allowance for loan losses based on Company guidelines. Classified loans are reviewed by the loan officers to arrive at specific reserve levels for those loans. Once the specific reserve for each loan is calculated, management calculates general reserves for each loan category based on a combination of loss history adjusted for current national and local economic conditions, trends in delinquencies and charge-offs, trends in volume and term of loans, changes in underwriting standards, and industry conditions. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company's management believes that, as of September 30, 2011, its allowance for loan losses was adequate.  See “Asset Quality” and Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information.

Non-Interest Income

Non-interest income categories for the three-month periods ended September 30, 2011 and 2010 are shown in the following table:

	Three Months Ended
	September 30,
	2011	2010	% Change
	(In thousands)
Non-interest income:

Charges and fees on deposit accounts	$256	$240	6.7%
Charges and other fees on loans	115	68	69.1
Net gain (loss) on sale of foreclosed assets	(9)	(2)	(350.0)
Net gain on sale of loans	286	206	38.8
Other	145	130	11.5

Total non-interest income	$793	$642	23.5%

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Non-interest income increased $151,000 when comparing the three-months ended September 30, 2011 to September 30, 2010 as a result of the increase of $80,000 in net gain on sale of loans, the increase of $47,000 in charges and fees on loans, the increase of $16,000 in charges and fees on deposit accounts, and the increase of $15,000 in other non-interest income, offset, in part, by the increase of $7,000 on the loss on the sale of foreclosed property.  A drop in mortgage interest rates in 2011 resulted in increased mortgage refinance activity aiding to the increase on the net gain on sale of loans.

Non-Interest Expense

Non-interest expense categories for the three-month periods ended September 30, 2011 and 2010 are shown in the following table:

	Three Months Ended
	September 30,
	2011	2010	% Change
	(In thousands)
Non-interest expense:
Compensation and employee benefits	$758	$799	(5.1)%
Occupancy and equipment	208	184	13.0
Data processing and telecommunications	127	102	24.5
Audit, legal and other professional	61	77	(20.8)
Advertising	79	72	9.7
FDIC Insurance	10	52	(80.8)
Foreclosed property expense	7	1	600.0
Other	187	169	10.6

Total non-interest expense	$1,437	$1,456	(1.3)%

The decrease of $41,000 in compensation and employee benefits resulted from a decrease in the market value of the incentive plan shares held in the Directors Retirement Plan.  The increase of $25,000 in data processing and telecommunications costs can be attributed, in part, to the increase in the usage of our bill pay product through internet banking and the increase in the maintenance costs associated with the software used for processing.  The decrease in FDIC insurance, in response to the Dodd-Frank Financial Reform bill, is a result of our assessment decreasing from approximately 12 basis points annually on deposits to approximately 5 basis points annually on average assets less average tangible equity capital as reported in the Consolidated Reports of Condition and Income for the Bank. The increase in foreclosed property expense is a result of holding more properties during the three-months ended September 30, 2011 compared to the same period in the prior year.  The increase in other non-interest expenses was primarily from the adjustment of the reserve held for off-balance sheet assets.

Income Tax Expense

The provision in income tax expense increased $136,000, or 67.0%, for the three-months ending September 30, 2011, compared to the same period in 2010. The increase can be attributed, in part, to higher state tax rates and increased income.  The effective tax rate was 37.2% for the quarter ended September 30, 2011 compared to 33.4%for the quarter ended September 30, 2010.

Comparison of Operating Results for the Six Months Ended September 30, 2011 and 2010

Net Income

For the six month period ended September 30, 2011, the Company’s net income available to common shareholders was $968,000, an increase of $148,000, or 18.0%, from $820,000 for the six months ending September 30, 2010.  Earnings for the six months ended September 30, 2011 were positively impacted by an increase of $178,000, or 6.5%, in net interest income after provision for loan losses, and an increase of $165,000, or 13.0%, in non-interest income, which were offset by the increase of $40,000, or 1.4%, in non-interest expense and by an increase of $150,000, or 36.9%, in provision for income taxes when compared to the six months ended September 30, 2010.  Basic and diluted earnings per common share for the six month period ending September 30, 2011 were $2.36 and $2.27, respectively, compared to basic and diluted earnings per common share of $1.98 and $1.91 for the six-months ended September 30, 2010. Diluted earnings per share reflect additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding incentive plan shares and are determined using the treasury stock method.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Net Interest Income

For the six-month period ended September 30, 2011, net interest income totaled $3,338,000, an increase of $493,000, or 17.3%, from the same period in the prior year.  Contributing to the increase was the increase of $108,000, or 2.6%, in total interest income and the decrease of $385,000, or 30.4%, in total interest expense. The increase in total interest income can be attributed to a $247,000, or 7.8%, increase in interest income from loans receivable, the increase of $8,000 in other interest income and a $3,000, or 5.1%, increase in tax-exempt securities offset, in part, by the decrease of $150,000, or 17.2%, in interest income from taxable securities.  The major factor contributing to the decrease in total interest expense is the decrease of $383,000, or 31.6%, interest expense on deposits.

For the six-months ended September 30, 2011 total average interest earning assets increased by $14.4 million, or 4.6%, to $184.9 million as of September 30, 2011 from $170.5 million as of September 30, 2010.  The yield on the earning assets decreased by 26 basis points when comparing the six months ended September 30, 2011 to the same period in 2010.  Total average interest bearing liabilities for the six months ended September 30, 2011 were $164.2 million compared to $158.0 million as of September 30, 2010, an increase of $6.1 million, or 3.9%.   The cost on average interest bearing liabilities decreased by 53 basis points when comparing the two periods.  For the six-month period ended September 30, 2011, the net interest spread increased 27 basis points to 3.49% versus 3.22% in the comparable period of 2010.

Interest income on loans receivable increased $247,000 to $3,411,000 for the six-months ended September 30, 2011 from $3,164,000 for the six-months ended September 30, 2010 due to the average balance on loans for the six-months ended September 30, 2011 increasing $11.8 million, or 10.9%, to $120.4 million, versus $108.6 million for the same period of 2010.  During the same period, the yield on loans decreased 16 basis points to 5.67% from 5.83%.

Interest income on taxable securities decreased $150,000 to $721,000 for the six-months ended September 30, 2011from $871,000 for the six-months ended September 30, 2010.  The decrease in interest income from taxable securities can be attributed to the decrease of $2.7 million in the average balance of taxable securities from $47.8 million as of September 30, 2010 to $45.1 million as of September 30, 2011 and the decrease of 45 basis points in the average yield from 3.64% as of September 30, 2010 to 3.19% as of September 30, 2011.

Interest income on tax-exempt securities increased $3,000 when comparing the six months ended September 30, 2011 to the same period in the prior year.  The average balance on tax-exempt securities increased $57,000 from $4,466,000 as of September 30, 2010 compared to $4,523,000 as of September 30, 2011.  The average yield on tax-exempt securities increased 6 basis points from 2.68% as of September 30, 2010 to 2.74% as of September 30, 2011.  The average yield does not reflect the benefit of the higher tax-equivalent yield attributed to municipal securities, which is reflected in income tax expense.

Total interest expense on deposits decreased $383,000 from $1,212,000 for the six months ended September 30, 2010 to $829,000 for the six months ended September 30, 2011.  The decrease can be attributed to a 65 basis point decrease in the average rate paid on total deposits from 1.77% as of September 30, 2010 to 1.12% as of September 30, 2011, offset by the increase of $10.7 million in the average balance of deposits from $137.0 million as of September 30, 2010 to $147.7 million as of September 30, 2011.  The decrease in the average rate paid on deposits is a reflection of the low short-term market interest rates.

Provision for Loan Losses

The provision for loan losses for the six-months ended September 30, 2011 was $405,000 with a 350.0% increase over the provision of $90,000 for the September 30, 2010 six-month period. The increase in our provision reflects the increase in our net charge offs of $401,000 for the six months ended September 30, 2011 compared to net charge offs of $3,000 for the six months ended September 30, 2010. The provision for both periods reflects management's analysis of the Company's loan portfolio based on the information which was available to the Company. Management meets on a quarterly basis to review the adequacy of the allowance for loan losses based on Company guidelines. Classified loans are reviewed by the loan officers to arrive at specific reserve levels for those loans. Once the specific reserve for each loan is calculated, management calculates general reserves for each loan category based on a combination of loss history adjusted for current national and local economic conditions, trends in delinquencies and charge-offs, trends in volume and term of loans, changes in underwriting standards, and industry conditions. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company's management believes that, as of September 30, 2011, its allowance for loan losses was adequate. See “Asset Quality” and Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Non-Interest Income

Non-interest income categories for the six-month periods ended September 30, 2011 and 2010 are shown in the following table:

	Six Months Ended
	September 30,
	2011	2010	% Change
	(In thousands)
Non-interest income:

Charges and fees on deposit accounts	$490	$489	0.2%
Charges and other fees on loans	221	158	39.9
Net gain on sale of loans	438	341	28.4
Net gain (loss) on sale of foreclosed property	(5)	15	(133.3)
Net gain on sale of equipment	—	4	(100.0)
Other	295	267	10.5

Total Non-Interest Income	$1,439	$1,274	12.9%

Non-interest income increased $165,000 when comparing the six-months ended September 30, 2011 to September 30, 2010 as a result of the increase of $97,000 in net gain on sale of loans, the $63,000 increase in charges and other fees on loans, and the increase of $28,000 in other non-interest income offset, in part by the decrease of $20,000 in gain on sales of foreclosed property. The $28,000 increase in other non-interest income is primarily from interchange income from the increase in debit card usage by customers. The Company promotes a checking account product that rewards customers for debit card usage.

Non-Interest Expense

Non-interest expense categories for the six-month periods ended September 30, 2011 and 2010 are shown in the following table:

	Six Months Ended
	September 30,
	2011	2010	% Change
	(In thousands)
Non-interest expense:
Compensation and employee benefits	$1,531	$1,538	(0.5)%
Occupancy and equipment	369	352	4.8
Data processing and telecommunications	243	203	19.7
Audit, legal and other professional	120	142	(15.5)
Advertising	147	134	9.7
FDIC insurance	67	103	(34.9)
Foreclosed property expense	18	4	350.0
Other	348	327	6.4

Total Non-Interest Expense	$2,843	$2,803	1.4%

Expenses associated with occupancy and equipment increased $17,000 when comparing the September 2011 and 2010 six-month periods as a result of a new parking lot being constructed at the Robinson facility. The increase of $40,000 in data processing and telecommunications costs can be attributed, in part, to the increase in the usage of our bill pay product through internet banking and the increase in the maintenance costs associated with the software used for processing.  Audit, legal and other professional services decreased $22,000 when comparing the September 2011 and 2010 six-month periods due to decreased legal costs.  The decrease in FDIC insurance, in response to the Dodd-Frank Financial Reform bill, is a result of our assessment decreasing from approximately 12 basis points annually on deposits to approximately 5 basis points annually on average assets less average tangible equity capital as reported in the Consolidated Reports of Condition and Income for the Bank. The increase in foreclosed property expense is a result of holding more properties during the six-months ended September 30, 2011 compared to the same period in the prior year.  The increase in other non-interest expenses was primarily from the adjustment of the reserve held for off-balance sheet assets.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

Income Tax Expense

The provision in income tax expense increased $150,000, or 36.9%, for the six-months ending September 30, 2011, compared to the same period in 2010. The increases can be attributed to increased profitability.   The effective tax rate for the six-months ended September 30, 2011 and 2010 were 36.4% and 33.1%, respectively.

Off-Balance Sheet Arrangements

The Company has entered into performance standby and financial standby letters of credit with various local commercial businesses in the aggregate amount of $473,000. The letters of credit are collateralized and underwritten, as currently required by our loan policy, in the same manner as any commercial loan.  The advancement of any funds on these letters of credit is not anticipated.

Liquidity and Capital Resources

The Company’s principal sources of funds are deposits and principal and interest payments collected on loans, investments and related securities.  While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition.

Liquidity resources are used principally to meet outstanding commitments on loans, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses.  The Company anticipates no foreseeable problems in meeting current loan commitments.  At September 30, 2011, outstanding commitments to extend credit amounted to $30.4 million (including $21.2 million, in available revolving and closed-ended commercial and agricultural lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet any foreseeable liquidity needs.

The Bank maintains a $17.6 million line of credit with the FHLB, which can be accessed immediately.  As of September 30, 2011 and 2010, there were no advances outstanding for either period.  The Bank also maintains a $6.7 million revolving federal funds line of credit with The Independent BankersBank (“TIB”) of which no balance was outstanding at September 30, 2011 and $35,000 was outstanding at September 30, 2010.  The Company also has a $2.5 million revolving line of credit with an unaffiliated financial institution of which $2.0 million was outstanding at September 30, 2011 and $1.8 million outstanding at September 30, 2010, secured by 100% stock of the Bank.  The Bank has also established borrowing capabilities at the discount window with the Federal Reserve Bank of St. Louis. Investment securities of $3,000,000 have been pledged as collateral.  As of September 30, 2011 and 2010, no amounts were outstanding at the Federal Reserve discount window.

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

On August 23, 2011, the Company entered into a Securities Purchase Agreement with the Secretary of the Treasury, pursuant to which the Company issued and sold to the Treasury 4,900 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), for aggregate proceeds of $4,900,000.  The issuance was pursuant to the Treasury’s Small Business Lending Fund program, established under the Small Business Jobs Act of 2010, which encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion.  The Series A Preferred Stock is entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1, commencing October 1, 2011.  The dividend rate, which is calculated on the aggregate Liquidation Amount, has been initially set at 1% per annum based upon the current level of “Qualified Small Business Lending” (“QSBL”) by the Bank.  The dividend rate for future dividend periods will be set based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the time the Agreement was entered into.  Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods, and from 1% per annum to 7% per annum for the eleventh through the first half of the nineteenth dividend periods.  If the Series A Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%.  Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases.  Such dividends are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Series A Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series A Preferred Stock, and is subject to other restrictions on its ability to repurchase or redeem other securities.  In addition, if (i) the Company has not timely declared and paid dividends on the Series A Preferred Stock for six dividend periods or more, whether or not consecutive, and (ii) shares of Series A Preferred Stock with an aggregate liquidation preference of at least $25,000,000 are still outstanding, the Treasury (or any successor holder of Series A Preferred Stock) may designate two additional directors to be elected to the Company’s Board of Directors.

FIRST ROBINSON FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

As is more completely described in the Certificate of Designation, holders of the Series A Preferred Stock have the right to vote as a separate class on certain matters relating to the rights of holders of Series A Preferred Stock and on certain corporate transactions.  Except with respect to such matters and, if applicable, the election of the additional directors, the Series A Preferred Stock does not have voting rights.

The Company may redeem the shares of Series A Preferred Stock, in whole or in part, at any time at a redemption price equal to the sum of the Liquidation Amount per share and the per-share amount of any unpaid dividends for the then-current period, subject to any required prior approval by the Company’s primary federal banking regulator, the Office of the Comptroller of the Currency.

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

At September 30, 2011, the Bank’s compliance with all of the aforementioned capital requirements is summarized below:

					To be Well Capitalized
					Under the Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk-Weighted Assets)	$20,120	17.36%	$9,270	8.00%	$11,588	10.00%
Tier I Capital (to Risk-Weighted Assets)	18,929	16.33	4,635	4.00	6,953	6.00
Tier I Capital (to Average Assets)	18,929	9.49	7,978	4.00	9,972	5.00

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011 Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed in this Report was  recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by the Company for the quarter ended September 30, 2011 regarding the Company’s common stock.

PURCHASES OF EQUITY SECURITIES BY COMPANY (1)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/2011 – 7/31/2011	—	—	—	3,445
8/1/2011 – 8/31/2011	—	—	—	3,445
9/1/2011– 9/30/2011	—	—	—	5,000
Total	—	—	—	5,000

(1)  See Note 5 of Notes to Condensed Consolidated Financial Statements for more information regarding stock purchases.

PART II OTHER INFORMATION

Item 3.	Defaults Upon Senior Executives
None

Item 4.	Removed and Reserved

Item 5.	Other Information
None

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of the Chief Executive Officer and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST ROBINSON FINANCIAL
CORPORATION

Date: November 15, 2011	/s/ Rick L. Catt
Rick L. Catt
President and Chief Executive Officer

Date: November 15, 2011	/s/ Jamie E. McReynolds
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

101*
The following materials from First Robinson Financial Corporation’s quarterly report on Form 10-Q for the period ended September 30, 2011, formatted in XBRL: Condensed Consolidated Balance Sheet, Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Changes in Stockholders’ Equity, Condensed Consolidated Statements of Cash Flows and Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.