Form 10-Q
period 2011-12-31
FIRST ROBINSON FINANCIAL CORP
filed 2012-02-14
CIK 1035991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Larger Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐ Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  426,744 shares of common stock, par value $.01 per share, as of February 13, 2012.

FIRST ROBINSON FINANCIAL CORPORATION

Index to Form 10-Q

		PAGE

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of December 31, 2011 and March 31, 2011	3

	Condensed Consolidated Statements of Income and Comprehensive Income for the Three-Month and Nine-Month Periods Ended December 31, 2011 and 2010	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity For the Nine-Month Periods ended December 31, 2011 and 2010	6

	Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended December 31, 2011 and 2010	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	43

Item 4.	Controls and Procedures	43

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	44

Item 1A.	Risk Factors	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3.	Defaults Upon Senior Executives	44

Item 4.	Mine Safety Disclosures	44

Item 5.	Other Information	44

Item 6.	Exhibits	44

SIGNATURES		45

CERTIFICATIONS

XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Extension Calculation Linkbase Document
XBRL Taxonomy Extension Definition Linkbase Document
XBRL Taxonomy Extension Label Linkbase Document
XBRL Taxonomy Extension Presentation Linkbase Document

Item 1:

FIRST ROBINSON FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	(Unaudited)
	December 31, 2011	March 31, 2011
ASSETS

Cash and due from banks	$8,127	$9,546
Interest-bearing deposits	30,418	17,813
Cash and cash equivalents	38,545	27,359
Held-to maturity securities (fair values of $1,342 and $0)	1,225	—
Available-for-sale securities	44,203	51,677
Loans, held for sale	508	354
Loans, net of allowance for loan losses of $1,290 and $1,145 at December 31, 2011 and March 31, 2011, respectively	127,449	120,164
Federal Reserve and Federal Home Loan Bank stock	1,189	1,056
Premises and equipment, net	4,185	3,848
Foreclosed assets held for sale, net	25	218
Interest receivable	886	914
Prepaid income taxes	—	249
Cash surrender value of life insurance	1,595	1,556
Other assets	1,532	1,436
Total Assets	$221,342	$208,831

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$182,768	$176,352
Other borrowings	15,821	15,620
Short-term borrowings	2,000	1,800
Advances from borrowers for taxes and insurance	219	274
Accrued income taxes	47	—
Deferred income taxes	524	512
Interest payable	130	183
Other liabilities	1,234	1,325
Total Liabilities	202,743	196,066

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock, $.01 par value, $1,000 liquidation value; authorized 500,000 shares, 4,900 shares and 0 shares issued and outstanding at December 31, 2011 and March 31, 2011	4,900	—
Common stock, $ .01 par value; authorized 2,000,000 shares; 859,625 shares issued; 426,744 shares outstanding at December 31, 2011 and 427,149 at March 31, 2011	9	9
Additional paid-in capital	8,639	8,781
Retained earnings	12,359	11,212
Accumulated other comprehensive income	804	861
Treasury stock, at cost
Common: December 31, 2011– 432,881 shares and March 31, 2011– 432,476 shares	(8,112)	(8,098)
Total Stockholders’ Equity	18,599	12,765

Total Liabilities and Stockholders’ Equity	$221,342	$208,831

See Notes to Condensed Consolidated Financial Statements

FIRST ROBINSON FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three and Nine-Month Periods Ended December 31, 2011 and 2010

(In thousands, except per share data)

(Unaudited)

	Three-Month Period		Nine-Month Period
	2011	2010	2011	2010

Interest and Dividend Income:
Loans	$1,762	$1,719	$5,173	$4,884
Securities:
Taxable	299	378	1,020	1,249
Tax-exempt	33	29	95	89
Other interest income	15	10	33	19
Dividends on FRB and FHLB stocks	4	3	10	8

Total Interest and Dividend Income	2,113	2,139	6,331	6,249

Interest Expense:
Deposits	342	578	1,171	1,789
Other borrowings	24	26	76	80

Total Interest Expense	366	604	1,247	1,869

Net Interest Income	1,747	1,535	5,084	4,380

Provision for Loan Losses	150	75	555	165

Net Interest Income after Provision for Loan Losses	1,597	1,460	4,529	4,215

Non-interest income:
Charges and fees on deposit accounts	263	239	753	728
Charges and other fees on loans	117	107	338	265
Net gain on sale of loans	192	207	630	548
Net gain (loss) on sale of foreclosed property	(6)	—	(11)	15
Net gain on sale of equipment	—	—	—	4
Other	143	142	438	409

Total Non-Interest Income	709	695	2,148	1,969

Non-interest expense:
Compensation and employee benefits	751	680	2,282	2,218
Occupancy and equipment	195	198	563	549
Data processing and telecommunications	118	114	361	317
Audit, legal and other professional	68	62	188	204
Advertising	66	64	213	198
FDIC insurance	11	55	78	159
Foreclosed property expense	1	7	19	11
Other	185	177	532	504

Total Non-Interest Expense	1,395	1,357	4,236	4,160

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (CONTINUED)

For the Three and Nine-Month Periods Ended December 31, 2011 and 2010

(In thousands, except per share data)

(Unaudited)

	Three-Month Period		Nine-Month Period
	2011	2010	2011	2010

Income before income taxes	911	798	2,441	2,024

Provision for income taxes	336	275	893	681

Net Income	575	523	1,548	1,343

Preferred stock dividends	12	—	17	—

Net income available to common stockholders	$563	$523	$1,531	$1,343

Earnings Per Common Share-Basic	$1.37	$1.27	$3.73	$3.25
Earnings Per Common Share-Diluted	$1.32	$1.22	$3.58	$3.13

Comprehensive Income:

Net income available to common stockholders	$563	$523	$1,531	$1,343

Other comprehensive income, net of tax:

Change in unrealized appreciation on securities available for sale, net of tax of $(61) and $(127) for the three months ended December 30, 2011 and 2010, respectively and $(5) and $(67) for the nine months ended December 30, 2011 and 2010, respectively	(145)	(201)	(57)	(106)

Total comprehensive income	$418	$322	$1,474	$1,237

See Notes to Condensed Consolidated Financial Statements

FIRST ROBINSON FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine-Month Periods Ended December 31, 2011 and 2010

(In thousands, except share data)

(Unaudited)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Stock	Total

Balance, April 1, 2010	0	$0	433,198	$9	$8,783	$10,182	$976	$(7,905)	$12,045

Net income						1,343			1,343
Change in unrealized appreciation on available for sale securities, net of taxes of $(67)							(106)		(106)
Treasury shares purchased			(5,449)					(174)	(174)
Dividends on common stock, $0.85 per share						(365)			(365)
Purchase of incentive shares					(14)				(14)

Balance, December 31, 2010	0	$0	427,749	$9	$8,769	$11,160	$870	$(8,079)	$12,729

Balance, April 1, 2011	0	$0	427,149	$9	$8,781	$11,212	$861	$(8,098)	$12,765

Net income						1,548			1,548
Change in unrealized appreciation on available-for-sale securities, net of taxes of $(5)							(57)		(57)
Series A Preferred Shares Issued	4,900	4,900			(128)				4,772
Treasury shares purchased			(405)					(14)	(14)

Dividends on common stock, $0.90 per share						(384)			(384)
Dividends on preferred shares, $3.47 per share						(17)			(17)
Purchase of incentive shares					(14)				(14)

Balance, December 31, 2011	4,900	$4,900	426,744	$9	$8,639	$12,359	$804	$(8,112)	$18,599

See Notes to Condensed Consolidated Financial Statements

FIRST ROBINSON FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine-Months Ended December 31, 2011 and 2010

(In thousands)

(Unaudited)

	2011	2010
Cash flows from operating activities:
Net income	$1,548	$1,343
Items not requiring (providing) cash
Depreciation and amortization	270	233
Provision for loan losses	555	165
Amortization of premiums and discounts on securities	208	204
Amortization of loan servicing rights	158	202
Deferred income taxes	17	(238)
Originations of mortgage loans held for sale	(31,010)	(33,325)
Proceeds from the sale of mortgage loans	31,485	33,604
Net gain on loans sold	(630)	(548)
Net (gain) loss on sale of foreclosed property	11	(15)
Net gain on sale of equipment	—	(4)
Cash surrender value of life insurance	(39)	(37)
Changes in:
Interest receivable	28	81
Interest payable	(53)	(48)
Other assets	(261)	13
Other liabilities	(91)	42
Income taxes	296	341

Net cash provided by operating activities	2,492	2,013

Cash flows from investing activities:
Purchase of available-for-sale securities	(5,093)	(2,631)
Purchase of held-to-maturity securities	(1,380)	—
Proceeds from maturities of available-for-sale securities	6,139	3,550
Proceeds from maturities of held-to-maturity securities	155	—
Repayment of principal on mortgage-backed securities	6,158	7,737
Purchase of Federal Home Loan Bank stock	—	(43)
Purchase of Federal Reserve Bank stock	(133)	—
Net change in loans	(7,829)	(20,742)
Purchase of premises and equipment	(600)	(117)
Proceeds from sale of equipment	—	24
Proceeds from sale of foreclosed assets	172	67

Net cash used in investing activities	(2,411)	(12,155)

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For The Nine-Months Ended December 31, 2011 and 2010

(In thousands)

(Unaudited)

	2011	2010

Cash flows from financing activities:
Net increase in deposits	$6,416	$26,886
Federal funds purchased	—	15,025
Repayment of federal funds purchased	—	(15,025)
Proceeds from other borrowings	132,587	97,877
Repayment of other borrowings	(132,386)	(99,347)
Net change in short-term borrowings	200	100
Purchase of incentive plan shares	(14)	(14)
Purchase of treasury stock	(14)	(174)
Proceeds from sale of preferred stock, net	4,772	—
Dividends paid on common shares	(384)	(365)
Dividends paid on preferred shares	(17)	—
Net decrease in advances from borrowers for taxes and insurance	(55)	(23)

Net cash provided by financing activities	11,105	24,940

Increase in cash and cash equivalents	11,186	14,798

Cash and cash equivalents at beginning of period	27,359	17,889

Cash and cash equivalents at end of period	$38,545	$32,687

Supplemental Cash Flows Information:

Interest paid	$1,300	$1,917

Income taxes paid (net of refunds)	546	454

Real estate acquired in settlement of loans	10	70

Internally financed sales of other real estate owned	21	—

See Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The condensed consolidated financial statements include the accounts of First Robinson Financial Corporation (the “Company”) and its wholly owned subsidiary, First Robinson Savings Bank, National Association (the “Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q and Article 8-03 of Regulation of S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in stockholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management of the Company, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at December 31, 2011, the results of its operations for the three and nine month periods ended December 31, 2011 and 2010, the changes in stockholders’ equity for the nine month periods ended December 31, 2011 and 2010, and cash flows for the nine month periods ended December 31, 2011 and 2010. The results of operations for those months ended December 31, 2011 are not necessarily indicative of the results to be expected for the full year.

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

In April 2011, FASB issued ASU No. 2011-03 “Reconsideration of Effective Control for Repurchase Agreements.”  The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee.  The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.  The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011.  The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted.  The Company will adopt the methodologies prescribed by this ASU by the date required and the ASU is not expected to have a material effect on its financial position or results of operations.

In May 2011, FASB issued ASU No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.  The amendments in this ASU are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  The Company will adopt the methodologies prescribed by this ASU by the date required and the adoption is not expected to have a material effect on its financial position or results of operations.

In December 2011, the FASB issued FASB ASU No. 2011-12 which temporarily defers the effective date for disclosures related to reclassification adjustments within accumulated other comprehensive income and should continue to report reclassifications out of accumulated other comprehensive income consistent within the presentation requirements in effect before FASB ASU No. 2011-05. The adoption of this accounting standard is not expected to have a material impact on the Company’s financial position and results of operations.

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

Following is a description of the valuation methodologies and inputs used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheet at December 31, 2011 and March 31, 2011.

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the hierarchy in which the fair value measurements fall as of December 31, 2011 and March 31, 2011 (in thousands):

	Carrying value at December 31, 2011
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government sponsored enterprises (GSE)	$12,934	$—	$12,934	$—
Mortgage-backed, GSE residential	28,217	—	28,217	—
Mortgage-backed, GSE commercial	1,048	—	1,048	—
State and political subdivisions	2,004	—	2,004	—
Total available-for-sale securities	$44,203	$—	$44,203	$—

	Carrying value at March 31, 2011
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government sponsored enterprises (GSE)	$12,345	$—	$12,345	$—
Mortgage-backed, GSE residential	33,995	—	33,995	—
Mortgage-backed, GSE commercial	1,455	—	1,455	—
State and political subdivisions	3,882	—	3,882	—
Total available-for-sale securities	$51,677	$—	$51,677	$—

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

Impaired loans are classified within Level 3 of the fair value hierarchy, when impairment is determined using the fair value method. Fair value adjustments on impaired loans were $510,000 for the nine months ended December 31, 2011 and $146,000 for the year ended March 31, 2011.

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2011 and March 31, 2011 (in thousands):

Carrying value at December 31, 2011
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$722	$—	$—	$722

		Carrying value at March 31, 2011
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$212	$—	$—	$212
Mortgage servicing rights	591	—	—	591
Foreclosed assets held for sale, net	218	—	218	—

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

	December 31, 2011		March 31, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$8,127	$8,127	$9,546	$9,546
Interest-bearing deposits	30,418	30,418	17,813	17,813
Held-to-maturity securities	1,225	1,342	—	—
Available-for-sale securities	44,203	44,203	51,677	51,677
Loans held for sale	508	508	354	354
Loans, net of allowance for loan losses	127,449	129,048	120,164	121,796
Federal Reserve and Federal Home Loan Bank stock	1,189	1,189	1,056	1,056
Interest receivable	886	886	914	914

Financial liabilities
Deposits	182,768	178,425	176,352	164,566
Other borrowings	15,821	15,821	15,620	15,623
Short-term borrowings	2,000	2,000	1,800	1,800
Advances from borrowers for taxes and insurance	219	219	274	274
Interest payable	130	130	183	183

Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

FIRST ROBINSON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Federal Home Loan Bank Stock

The Company owns approximately $879,000 of Federal Home Loan Bank of Chicago (“FHLB”) stock.  The FHLB of Chicago is operating under a Cease and Desist Order from its regulator, the Federal Housing Finance Agency (“FHFA”).  The FHLB’s new capital structure and excess stock repurchase plan was approved by the FHFA. The repurchase plan allows for the FHLB to repurchase approximately $500 million in excess capital stock held by its members which will represent 45% of the excess stock outstanding. The FHLB will continue to provide liquidity and funding through advances and access for members to sell loans to FNMA through the MPF X-tra program. With regard to dividends, the FHLB will continue to assess their dividend capacity each quarter and make the appropriate request for approval. The FHLB did not pay a dividend during 2010; however in 2011, the FHLB declared and paid four dividends at an annualized rate of 10 basis points per share. Management performed an analysis and deemed the Company’s cost method investment in FHLB stock to be recoverable as of December 31, 2011.

5.	Authorized Share Repurchase Program

The share repurchase program approved by the Board of Directors on August 17, 2010 expired August 16, 2011 with 1,555 shares purchased of the 5,000 shares approved in the program. On September 20, 2011, the Board of Directors voted to approve an additional stock repurchase program of 5,000 shares, or approximately 1.2%, of the Company’s issued and outstanding shares.  The repurchase program will expire upon the earlier of the completion of the purchase of an aggregate of shares or September 19, 2012. As of December 31, 2011, there have been 405 shares purchased in the current program.

6.	Investment Securities

The amortized cost and approximate fair values of securities are as follows:

Available-for-sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
December 31, 2011
U.S. government sponsored enterprises (GSE)	$12,793	$141	$—	$12,934
Mortgage-backed securities, GSE, residential	27,028	1,195	6	28,217
Mortgage-backed securities, GSE, commercial	1,072	—	24	1,048
State and political subdivisions	1,965	39	—	2,004

	$42,858	$1,375	$30	$44,203

March 31, 2011
U.S. government sponsored enterprises (GSE)	$12,082	$263	$—	$12,345
Mortgage-backed securities, GSE residential	32,868	1,127	—	33,995
Mortgage-backed securities, GSE, commercial	1,491	—	36	1,455
State and political subdivisions	3,829	54	1	3,882

	$50,270	$1,444	$37	$51,677

Held-to-maturity Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
December 31, 2011
State and political subdivisions	$1,225	$117	$—	$1,342

FIRST ROBINSON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company had no held-to-maturity securities at March 31, 2011.

The amortized cost and fair value of available-for-sale and held-to-maturity securities at December 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Within one year	$7,822	$7,907	$205	$206
One to five years	6,936	7,031	215	221
Five to ten years	—	—	515	577
Over ten years	—	—	290	338

	14,758	14,938	1,225	1,342
Mortgage-backed securities	28,100	29,265	—	—

Totals	$42,858	$44,203	$1,225	$1,342

There were no sales of investment securities during the three months or nine months ended December 31, 2011 or December 31, 2010.

The following table shows our investments’ gross unrealized losses and fair value (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011 and March 31, 2011. At December 31, 2011, the Company does not hold any security that it considers other-than-temporarily impaired.

Description of Securities	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
As of December 31, 2011
Mortgage-backed securities, GSE, residential	$1,825	$6	$—	$—	$1,825	$6
Mortgage-backed securities, GSE, commercial	—	—	1,048	24	1,048	24
Total temporarily impaired securities	$1,825	$6	$1,048	$24	$2,873	$30

As of March 31, 2011
Mortgage-backed securities, GSE, residential	$1,455	$36	$—	$—	$1,455	$36
State and political subdivisions	226	1	—	—	226	1
Total temporarily impaired securities	$1,681	$37	$—	$—	$1,681	$37

There are four securities in unrealized loss positions in the investment portfolio at December 31, 2011, due to interest rate changes, not credit events. The unrealized losses are considered temporary and, therefore, have not been recognized, because the issuers are of high credit quality and the Bank has the ability and intent to hold for the foreseeable future. The fair values are expected to recover as the investments approach their maturity dates or there is a downward shift in interest rates. All but one of the mortgage-backed securities in the portfolio are residential properties. One of the mortgage-backed securities with a temporary loss is secured by 5 or more dwelling units.

FIRST ROBINSON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.      Loans and Allowance for Loan Losses

Classes of loans, including loans held for sale, at December 31, 2011 and March 31 include:

	December 31, 2011	March 31, 2011
	(In thousands)
Mortgage loans on real estate:
Residential:
1-4 Family	$45,518	$41,954
Second mortgages	1,345	1,542
Construction	4,624	5,362
Equity lines of credit	3,993	3,761
Commercial and farmland	37,570	33,898
Total mortgage loans on real estate	93,050	86,517
Commercial loans and agricultural finance	18,941	19,132
Consumer/other loans	17,218	15,852
States and municipal government loans	1,326	764
Total Loans	130,535	122,265

Less
Net deferred loan fees, premiums and discounts	17	12
Undisbursed portion of loans	1,271	590
Allowance for loan losses	1,290	1,145

Net loans	$127,957	$120,518

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2011 and March 31, 2011:

	For Nine Months Ended December 31, 2011
	Commercial Real Estate	Residential Real Estate	Commercial	Consumer/ Other Loans	State and Municipal Government	Total
	(In thousands)
Allowance for loan losses:
Balance at March 31, 2011	$365	$581	$168	$31	$—	$1,145
Provision charged to expense	8	(101)	527	121	—	555
Losses charged off	61	26	297	50	—	434
Recoveries	—	—	—	24	—	24
Balance, end of period	$312	$454	$398	$126	$—	$1,290

	For Three Months Ended December 31, 2011
	Commercial Real Estate	Residential Real Estate	Commercial	Consumer/ Other Loans	State and Municipal Government	Total
	(In thousands)
Allowance for loan losses:
Balance at September 30, 2011	$304	$429	$349	$67	$—	$1,149
Provision charged to expense	8	25	49	68	—	150
Losses charged off	—	—	—	18	—	18
Recoveries	—	—	—	9	—	9
Balance, end of period	$312	$454	$398	$126	$—	$1,290

FIRST ROBINSON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2011
	Commercial Real Estate	Residential Real Estate	Commercial	Consumer/ Other Loans	State and Municipal Government	Total
	(In thousands)
Ending balance:
individually evaluated for impairment	$—	$31	$44	$32	$—	$107
Ending balance:
collectively evaluated for impairment	$312	$423	$354	$94	$—	$1,183

Loans:
Ending balance	$37,570	$55,480	$18,941	$17,218	$1,326	$130,535
Ending balance:
individually evaluated for impairment	$178	$364	$496	$99	$—	$1 ,137
Ending balance:
collectively evaluated for impairment	$37,392	$55,116	$18,445	$17,119	$1,326	$129,398

	March 31, 2011
	Commercial Real Estate	Residential Real Estate	Commercial	Consumer/ Other Loans	State and Municipal Government	Total
	(In thousands)
Allowance for loan losses:
Balance, beginning of year	$593	$72	$279	$29	$—	$973
Provision charged to expense	(83)	842	(42)	18	—	735
Losses charged off	169	333	69	54	—	625
Recoveries	24	—	—	38	—	62
Balance, end of period	$365	$581	$168	$31	$—	$1,145
Ending balance:
individually evaluated for impairment	$—	$27	$3	$9	$—	$39
Ending balance:
collectively evaluated for impairment	$365	$554	$165	$22	$—	$1,106

Loans:
Ending balance	$33,898	$52,619	$19,132	$15,852	$764	$122,265
Ending balance:
individually evaluated for impairment	$239	$315	$11	$61	$—	$626
Ending balance:
collectively evaluated for impairment	$33,659	$52,304	$19,121	$15,791	$764	$121,639

FIRST ROBINSON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the activity in the allowance for loan losses for the three-month and nine-month periods ended December 31, 2010:

	For Nine Months Ended December 31, 2010
	Commercial Real Estate	Residential Real Estate	Commercial	Consumer/ Other Loans	State and Municipal Government	Total
	(In thousands)
Allowance for loan losses:
Balance at March 31, 2010	$593	$72	$279	$29	$—	$973
Provision charged to expense	(95)	303	(70)	27	—	165
Losses charged off	18	31	1	40	—	90
Recoveries	24	—	—	30	—	54
Balance, end of period	$504	$344	$208	$46	$—	$1,102

	For Three Months Ended December 31, 2010
	Commercial Real Estate	Residential Real Estate	Commercial	Consumer/ Other Loans	State and Municipal Government	Total
	(In thousands)

Allowance for loan losses:
Balance at September 30, 2010	$548	$143	$331	$38	$—	$1,060
Provision charged to expense	(26)	201	(122)	22	—	75
Losses charged off	18	—	1	19	—	38
Recoveries	—	—	—	5	—	5
Balance, end of period	$504	$344	$208	$46	$—	$1,102

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

Watch – Loans classified as watch have minor weaknesses or negative trends. The is a possibility that some loss could be sustained.

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2011 and March 31, 2011:

	December 31, 2011
	Commercial Real Estate	Residential Real Estate	Commercial	Consumer/ Other Loans	State and Municipal Government	Total
	(In thousands)
Rating:
Pass	$31,842	$53,985	$16,989	$16,929	$1,200	$120,945
Watch	4,953	779	763	153	126	6,774
Special Mention	121	133	477	10	—	741
Substandard	476	415	707	70	—	1,668
Doubtful	178	168	5	56	—	407
Total	$37,570	$55,480	$18,941	$17,218	$1,326	$130,535

	March 31, 2011
	Commercial Real Estate	Residential Real Estate	Commercial	Consumer/ Other Loans	State and Municipal Government	Total
	(In thousands)
Rating:
Pass	$31,664	$51,798	$17,767	$15,703	$634	$117,566
Watch	1,627	296	423	65	130	2,541
Special Mention	287	146	677	—	—	1,110
Substandard	81	272	259	27	—	639
Doubtful	239	107	6	57	—	409
Total	$33,898	$52,619	$19,132	$15,852	$764	$122,265

The following tables present the Company’s loan portfolio aging analysis as of December 31, 2011 and March 31, 2011:

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Non- accrual	Total Loans Past Due and Non- accrual	Current	Total Loans Receivable
	(In thousands)
Real Estate:
Residential:
1-4 Family	$143	$—	$94	$79	$316	$45,202	$45,518
Construction	110	—	—	—	110	4,514	4,624
Second mortgages	—	—	—	—	—	1,345	1,345
Equity lines of credit	—	—	—	9	9	3,984	3,993
Commercial real estate	—	—	—	178	178	37,392	37,570
Commercial	520	489	—	5	1,014	17,927	18,941
Consumer/other loans	162	9	—	78	249	16,969	17,218
State and municipal government	—	—	—	—	—	1,326	1,326

Total	$935	$498	$94	$349	$1,876	$128,659	$130,535

FIRST ROBINSON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Non-accrual	Total Loans Past Due and Non-accrual	Current	Total Loans Receivable
	(In thousands)
Real Estate:
Residential:
1-4 Family	$121	$—	$—	$52	$173	$41,781	$41,954
Construction	—	—	—	—	—	5,362	5,362
Second mortgages	—	—	—	—	—	1,542	1,542
Equity lines of credit	—	—	—	—	—	3,761	3,761
Commercial real estate	—	—	—	239	239	33,659	33,898
Commercial	—	333	—	6	339	18,793	19,132
Consumer/other loans	23	—	—	40	63	15,789	15,852
State and municipal government	—	—	—	—	—	764	764

Total	$144	$333	$—	$337	$814	$121,451	$122,265

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

FIRST ROBINSON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present impaired loans for the three and nine months ended December 31, 2011 and the year ended March 31, 2011:

				Three Months Ended		Nine Months Ended
	December 31, 2011			December 31, 2011		December 31, 2011
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Residential	$140	$140	$—	$93	$1	$78	$5
Commercial real estate	178	391	—	178	—	196	—
Consumer	2	2	—	2	—	10	—
Commercial	1	1	—	2	—	66	—
Loans with a specific valuation allowance:
Residential	224	224	31	219	2	220	7
Commercial real estate	—	—	—	—	—	—	—
Consumer	98	98	32	60	—	40	4
Commercial	494	494	44	495	3	296	8
Total:
Residential	$364	$364	$31	$312	$3	$298	$12
Commercial real estate	$178	$391	$—	$178	$—	$196	$—
Consumer	$100	$100	$32	$62	$—	$50	$4
Commercial	$495	$495	$44	$497	$3	$362	$8

FIRST ROBINSON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2011
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Residential	$97	$97	$—	$67	$6
Commercial real estate	239	391	—	48	6
Consumer	40	40	—	13	1
Commercial	5	5	—	1	1
Loans with a specific valuation allowance:
Residential	218	218	27	294	13
Commercial real estate	—	—	—	97	—
Consumer	21	21	9	17	1
Commercial	6	6	3	38	—
Total:
Residential	$315	$315	$27	$361	$19
Commercial real estate	$239	$391	$—	$145	$6
Consumer	$61	$61	$9	$30	$2
Commercial	$11	$11	$3	$39	$1

During the nine months ended December 31, 2011, the Company adopted the provisions of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”).  Management applied the guidance on determining whether any restructurings that occurred from April 1, 2011 or later met the definition of a TDR.  TDRs at December 31, 2011 and March 31, 2011 totaled $413,000, and $466,000, respectively.  At December 31, 2011, the Company had a related allowance for loan losses of $23,000 allocated to these TDRs, compared to $19,000 at March 31, 2011.  As of December 31, 2011, the Company had $207,000 classified as TDRs performing as agreed under the terms of their restructured plans and $206,000 not performing as agreed under the terms of the restructured plans.  For the three and nine month periods ended December 31, 2011, there was one loan with a balance of $26,000 modified as a TDR.  The following table presents an analysis of TDRs as of December 31, 2011 and March 31, 2011 (dollar amounts in thousands).

	December 31, 2011			March 31, 2011
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Residential	5	$224	$224	4	$210	$210
Commercial real estate	1	391	178	1	391	239
Consumer	1	5	5	1	6	6
Commercial	2	6	6	2	11	11
Total:	9	$626	$413	8	$618	$466

FIRST ROBINSON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Lines of Credit

The Company’s $2.5 million revolving line of credit note payable matured September 30, 2011 and was renewed until September 30, 2012. The balance of the revolving line of credit was $2,000,000 and $1,800,000 as of December 31, 2011 and March 31, 2011, respectively. The note bears interest at the prime commercial rate with a floor of 3.50% which was the rate on December 31, 2011, and is secured by all the stock of the Bank. The line was paid to zero on January 3, 2012.

During the nine months ended December 31, 2011, the revolving line of credit maintained by the Bank with an unaffiliated financial institution increased to $6,700,000 from the $5,000,000 line at March 31, 2011, of which no amounts were outstanding at December 31, 2011 or March 31, 2011. The line bears interest at the federal funds rate of the financial institution (1.15% at December 31, 2011), has an open-end maturity and is unsecured if used for less than thirty (30) consecutive days.

The Bank has also established borrowing capabilities at the Federal Reserve Bank of St. Louis discount window. Investment securities of $3,014,000 have been pledged as collateral. The amount available to borrow is equal to or less than the amount pledged as collateral. As of December 31, 2011 and March 31, 2011 no amounts were outstanding. The primary credit borrowing rate at December 31, 2011 was 0.50%, has a term of up to 90 days, and has no restrictions on use of the funds borrowed.

The Bank also maintains a $17.6 million line of credit with the Federal Home Loan Bank of Chicago (“FHLB”). No FHLB advances were outstanding for the periods ended December 31, 2011 or March 31, 2011.

9.	Other Borrowings

Other borrowings included the following:

	December 31, 2011	March 31, 2011
	(In thousands)

Securities sold under repurchase agreements	$15,821	$15,620

Securities sold under agreements to repurchase consist of obligations of the Company to other parties. The obligations are secured by investments and such collateral is held by the Company under a safekeeping agreement at a correspondent bank. The maximum amount of outstanding agreements at any month end during the nine months ending December 31, 2011 and the year ending March 31, 2011 totaled $17,810,000 and $20,388,000, respectively. The monthly average of such agreements totaled $14,899,000 for the nine months ending December 31, 2011and $17,401,000 for the twelve months ending March 31, 2011. The average rate on the agreements for the nine months ending December 31, 2011was 0.145% and for the twelve months ending March 31, 2011 the average rate was 0.25%. The agreements at December 31, 2011, mature periodically within 24 months. The Company has a repurchase agreement with one customer with an outstanding balance of $5.0 million at December 31, 2011. The repurchase agreement matures daily.

FIRST ROBINSON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Earnings Per Common Share for the Three-Month Periods

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to the increase in the average shares outstanding resulting from the effect of the incentive plan shares. The components of basic and diluted earnings per share for the three months ended December 31, 2011 and 2010 were computed as follows (dollar amounts in thousands except share data):

		Weighted
		Average	Per Share
		Shares	Amount

For the Three-Months Ended December 31, 2011:

Basic Earnings per Common Share:
Income available to common stockholders	$563	410,788	$1.37

Effect of Dilutive Securities:
Incentive plan shares		16,296

Diluted Earnings per Common Share:
Income available to common stockholders	$563	427,084	$1.32

For the Three-Months Ended December 31, 2010:

Basic Earnings per Common Share:
Income available to common stockholders	$523	412,263	$1.27

Effect of Dilutive Securities:
Incentive plan shares		16,280

Diluted Earnings per Common Share:
Income available for common stockholders	$523	428,543	$1.22

FIRST ROBINSON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Earnings Per Common Share for the Nine-Month Periods

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to the increase in the average shares outstanding which would have resulted from the exercise of dilutive stock options. The components of basic and diluted earnings per share for the nine months ended December 31, 2011 and 2010 were computed as follows (dollar amounts in thousands except share data):

		Weighted
		Average	Per Share
		Shares	Amount

For the Nine-Months Ended December 31, 2011:

Basic Earnings per Common Share:
Income available to common stockholders	$1,531	410,897	$3.73

Effect of Dilutive Securities:
Unearned incentive plan shares		16,171

Diluted Earnings per Share:
Income available to common stockholders	$1,531	427,068	$3.58

For the Nine-Months Ended December 31, 2010:

Basic Earnings per Common Share:
Income available to common stockholders	$1,343	412,930	$3.25

Effect of Dilutive Securities:
Unearned incentive plan shares		16,132

Diluted Earnings per Common Share:
Income available for common stockholders	$1,343	429,062	$3.13

FIRST ROBINSON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	Participation in the Small Business Lending Fund of the U.S. Treasury Department

On August 23, 2011, the Company entered into a Securities Purchase Agreement with the Secretary of the U.S. Treasury, pursuant to which the Company issued and sold to the Treasury 4,900 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), for aggregate proceeds of $4,900,000.  The issuance was pursuant to the Treasury’s Small Business Lending Fund program, established under the Small Business Jobs Act of 2010, which encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion.  The Series A Preferred Stock is entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1, commencing October 1, 2011.  The dividend rate, which is calculated on the aggregate Liquidation Amount, has been initially set at 1% per annum based upon the current level of “Qualified Small Business Lending” (“QSBL”) by the Bank.  The dividend rate for future dividend periods will be set based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the time the Agreement was entered into.  The dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods, and from 1% per annum to 7% per annum for the eleventh through the first half of the nineteenth dividend periods.  If the Series A Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%.  It is anticipated that the Company will redeem the Series A Preferred Stock prior to such time, although the Company has not decided how to fund the redemption at this time.  Funding could occur through retained earnings, or debt, or securities offerings, or a combination thereof.  Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases.  Such dividends are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Series A Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series A Preferred Stock, and is subject to other restrictions on its ability to repurchase or redeem other securities.  In addition, if (i) the Company has not timely declared and paid dividends on the Series A Preferred Stock for six dividend periods or more, whether or not consecutive, and (ii) shares of Series A Preferred Stock with an aggregate liquidation preference of at least $25,000,000 are still outstanding, the Treasury (or any successor holder of Series A Preferred Stock) may designate two additional directors to be elected to the Company’s Board of Directors.

As is more completely described in the Company’s Certificate of Designation, holders of the Series A Preferred Stock have the right to vote as a separate class on certain matters relating to the rights of holders of Series A Preferred Stock and on certain corporate transactions.  Except with respect to such matters and, if applicable, the election of the additional directors, the Series A Preferred Stock does not have voting rights.

The Company may redeem the shares of Series A Preferred Stock, in whole or in part, at any time at a redemption price equal to the sum of the Liquidation Amount per share and the per-share amount of any unpaid dividends for the then-current period, subject to any required prior approval by the Company’s primary federal banking regulator, the Office of the Comptroller of the Currency.

As of December 31, 2011, the Company has paid two quarterly dividends to the Treasury at the 1% rate on $4,900,000 totaling approximately $17,000. The rate for the January through March quarterly period will also be 1% as directed by Treasury.

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

Overview

First Robinson Financial Corporation (the “Company”) is a bank holding company that was chartered under the laws of the State of Delaware in March 1997. Its primary business is the ownership of First Robinson Savings Bank, National Association (the “Bank”), a national bank that was also chartered in 1997 and whose predecessor was First Robinson Savings & Loan, which had been serving the financial needs of Crawford County since 1883. The Company is headquartered in Robinson, Illinois and the Bank operates three full service banking offices and one drive-up facility in Crawford County, Illinois and one full service banking office in Knox County, Indiana. We may use “Company” and “Bank” interchangeably herein when discussing the activities and the assets and liabilities of the Bank.

Assets of the Company increased $12.5 million, or 6.0%, to $221.3 million at December 31, 2011 from $208.8 million at March 31, 2011. See “Financial Condition” for more information. The Company is reporting net income available to common stockholders of $563,000 for the three months and $1,531,000 for the nine months ending December 31, 2011 versus net income of $523,000 for the three months and $1,343,000 for the nine months ending December 31, 2010. See “Results of Operations” for further information. Basic and diluted earnings per common share for the three month period ending December 31, 2011 were $1.37 and $1.32, respectively, compared to basic and diluted earnings per common share of $1.27 and $1.22 for the three-months ended December 31, 2010. Basic and diluted earnings per common share for the nine month period ending December 31, 2011 were $3.73 and $3.58, respectively, compared to basic and diluted earnings per common share of $3.25 and $3.13 for the nine-months ended December 31, 2010. Diluted earnings per share reflect additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding incentive plan shares and are determined using the treasury stock method.

The most significant event during the nine months ended December 31, 2011 was the issuance by the Company of 4,900 shares of Senior Non-Cumulative Preferred Stock, Series A to the U.S. Treasury for aggregate proceeds of $4.9 million. See Note 12 of Notes to Condensed Consolidated Financial Statements.

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

The following table sets forth the Company’s loan delinquencies by type, by amount and by percentage of type at December 31, 2011.

	Loans Delinquent For:
	30-89 Days(1)			90 Days and Over(1)			Nonaccrual			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
						(Dollars in thousands)
Real Estate:
Residential	6	$253	0.46%	1	94	0.17%	3	$88	0.16%	10	$435	0.79%
Commercial	—	—	—	—	—	—	1	178	0.48	1	178	0.48
Consumer and other loans	17	171	0.99	—	—	—	6	78	0.45	23	249	1.44
Commercial business	3	1,009	5.33	—	—	—	1	5	0.03	4	1,014	5.36

Total	26	$1,433	1.10%	1	94	0.07%	11	$349	0..27%	38	$1,876	1.44%

(1)	Loans are still accruing.

One of the commercial business loans, with a balance of $489,000, is a participation loan that we purchased in 2009 that is secured by assets of an estate. Collection efforts are being pursued by the lead bank. The second commercial business loan, with a balance of $477,000, is to a local trucking company that is in the process of selling a portion of the collateral on the loan with the proceeds being applied to the balance. Our loan department has been in contact with the purchaser of the collateral to verify the details of the pending transaction.

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

	December 31, 2011	March 31, 2011	December 31, 2010
	(In thousands)
Non-accruing loans:
1-4 Family	$88	$52	$185
Equity line of credit			10
Commercial real estate	178	239	—
Consumer and other loans	78	40	10
Commercial	5	6	78
Total	349	337	283

Foreclosed/Repossessed assets:
1-4 Family	25	218	70
Repossessed assets	—	—	—
Total	25	218	70

Total nonperforming assets	$374	$555	$353
Total as a percentage of total assets	0.17%	0.27%	0.17%

Gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $7,000 for the three months and $19,000 for the nine months ended December 31, 2011 and $4,000 for the three months and $14,000 for the nine months ended December 31, 2010.

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

In connection with the filing of its periodic reports with the OCC and in accordance with its classification of assets policy, the Bank regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations. On the basis of management’s review of its assets, at December 31, 2011, the Bank had classified a total of $1,668,000 of its assets as substandard and $407,000 as doubtful. At December 31, 2011, total classified assets, including foreclosed property, comprised $2,100,000, or 12.0% of the Bank’s capital, and 0.95% of the Bank’s total assets.

FIRST ROBINSON FINANCIAL CORPORATION

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

Other Loans of Concern. As of December 31, 2011, there were $7.5 million in loans identified, but not classified, by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the business have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

The total loans classified as “Special Mention” and “Watch” have increased 105.8% when comparing March 31, 2011 to December 31, 2011. The Company has experienced significant commercial real estate loan growth, especially in the Knox County market.  Management recognizes there are increased risks associated with commercial real estate and has therefore implemented conservative procedures to monitor those risks.

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

Real estate properties acquired through foreclosure are recorded at the fair value minus 20% of the fair value if the property is appraised at $50,000 or less. If the property is appraised at greater than $50,000, then the property is recorded at the fair value less 10% of the fair value. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. During the three months ended December 31, 2011, an updated evaluation of the single-family dwelling currently in foreclosed assets was obtained and a valuation allowance of $6,000 was established for the residential property. A loss on the property of $6,000 was recorded. At December 31, 2011, the Bank had one residential property acquired through foreclosure. The property is listed for sale.

Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company’s allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank’s operations. Such agencies may require the Bank to increase the Bank’s allowance for loan losses, increase classified assets, or take other actions that could significantly affect the Company’s earnings based upon their judgment of the information available to them at the time of their examination. At December 31, 2011, the Company had a total allowance for loan losses of $1,290,000, representing 1.01% of the Company’s loans, net. At March 31, 2011, the Company’s total allowance for loan losses to the Company’s loans, net was at 0.95%. See Note 7 of Notes to Condensed Consolidated Financial Statements.

FIRST ROBINSON FINANCIAL CORPORATION

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

The distribution of the Company’s allowance for losses on loans at the dates indicated is summarized as follows:

	December 31, 2011			March 31, 2011
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real Estate:
Residential	$454	$55,480	42.50%	$581	$52,619	43.04%
Commercial	312	37,570	28.78	365	33,898	27.72
Commercial loans	398	18,941	14.51	31	19,132	15.65
Consumer/other loans	126	17,218	13.19	168	15,852	12.97
State and municipal government	—	1,326	1.02	—	764	0.62
Gross Loans		130,535	100.00%		122,265	100.00%

Less:
Deferred loan fees		17			12
Undisbursed portion of loans		1,271			590
Total	$1,290	$129,247		$1,145	$121,663

The following table sets forth an analysis of the Company’s allowance for loan losses.

	Three Months Ended December 31,		Nine Months Ended December 31, 2011
	2011	2010	2011	2010
	(In thousands)

Balance at beginning of period	$1,149	$1,060	$1,145	$973

Charge-offs:
One- to four-family	—	—	26	31
Commercial real estate	—	18	61	18
Commercial business	—	1	297	1
Consumer and other loans	18	19	50	40
Total charge-offs	18	38	434	90

Recoveries:
Commercial real estate	—	—	—	24
Consumer and other loans	9	5	24	30
Total recoveries	9	5	24	54

Net charge-offs (recoveries)	9	33	410	36
Additions charged to operations	150	75	555	165
Balance at end of period	$1,290	$1,102	$1,290	$1,102

Ratio of net charge-offs during the period to average loans outstanding during the period	0.01%	0.03%	0.34%	0.03%

Ratio of net charge-offs during the period to average non-performing assets	3.32%	8.53%	87.98%	13.04%

FIRST ROBINSON FINANCIAL CORPORATION

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

Financial Condition

March 31, 2011 Compared to December 31, 2011

Total assets of the Company increased $12.5 million, or 6.0%, to $221.3 million at December 31, 2011 from $208.8 million at March 31, 2011. The increase in assets was primarily due to an increase of $11.2 million, or 40.9%, in cash and cash equivalents, and an increase of $7.4 million, or 6.2%, in loans receivable, net and an increase of $1,225,000 or 100.0% in held-to-maturity securities, offset, in part, by a decrease of $7.5 million, or 14.5%, in available-for-sale securities.

The increase of $11.2 million in cash and cash equivalents can be attributed, in part, to an increase of $6.4 million in total deposits and the increase of $5.8 million in capital as a result of the receipt of SBLF proceeds and net income after preferred stock dividends.

Available-for-sale securities decreased to $44.2 million at December 31, 2011 compared to $51.7 million at March 31, 2011, a $7.5 million decrease. The decrease resulted from the maturity of $6.1 million in available-for-sale securities, the repayment of $6.2 million in mortgage-backed securities, the amortization of $208,000 of premiums and discounts on investments, and the decrease of $62,000 in the market valuation of the available-for-sale portfolio, offset by the purchase of $5.1 million of available-for-sale securities. The investment portfolio is managed to limit the Company's exposure to credit risk by investing primarily in mortgage-backed securities and other securities which are either directly or indirectly backed by the federal government or a municipal government. Securities backed by a municipal government make up 4.5% of the outstanding available-for-sale securities portfolio.

In June 2011, we purchased $1.4 million in held-to-maturity securities. On November 1, 2011, $155,000 in held-to-maturity securities matured. The securities were issued by a local municipality. We had no held-to-maturity securities at March 31, 2011.

Each quarter, management assesses whether there have been events or economic circumstances indicating that a security on which there is an unrealized loss is other-than-temporarily impaired.  Management considers several factors, including the amount and duration of the impairment; the intent and ability of the Company to hold the security for a period sufficient for a recovery in value; and known recent events specific to the issuer or its industry.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by agencies of the federal government, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports, among other things. As we currently do not have the intent to sell these securities and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, no declines are deemed to be other than temporary.  We will continue to evaluate our investment securities for possible other-than-temporary impairment, which could result in non-cash charges to earnings in one or more future periods.  See Note 6 of Notes to Condensed Consolidated Financial Statements.

The Company's net loan portfolio including loans held for sale increased by $7.4 million to $127.9 million at December 31, 2011 from $120.5 million at March 31, 2011. The increase can be attributed to an increase of $2.9 million, or 5.4%, in loans on residential real estate, which includes one- to four-family loans, equity lines of credit, second mortgages and residential construction loans; an increase of $3.7 million, or 10.8%, in commercial real estate loans; an increase in loans to state and municipal governments by $562,000, or 73.6%; and an increase of $1.4 million, or 8.6%, in consumer and other loans; offset by a decrease of $191,000, or 1.0%, in commercial business and agricultural finance loans. The increase in commercial real estate can be attributed to the Vincennes market where there are more opportunities for this type of lending.

At December 31, 2011, the allowance for loan losses was $1,290,000, or 1.01% of the net loan portfolio, an increase of $145,000 from the allowance for loan losses at March 31, 2011 of $1,145,000, or 0.95% of the net loan portfolio. During the nine-months ended December 31, 2011, the Company charged off $434,000 in loan losses; $297,000 from commercial business and agricultural finance loans; $61,000 in commercial real estate loans; $36,000 from loans secured by automobiles; $26,000 in loans secured by one- to- four family properties; and $14,000 in consumer and other loans. The charge offs were offset in part by recoveries of $24,000 derived from $11,000 in consumer and other loans and $13,000 in automobile loans. Management reviews the adequacy of the allowance for loan losses quarterly, and believes that its allowance is adequate; however, the Company cannot assure that future chargeoffs and/or provisions will not be necessary. See “Asset Quality” for further information on delinquencies.

The Company has one foreclosed real estate property held for sale at December 31, 2011 consisting of one residential property at a value of $25,000 compared to four residential properties and one commercial building at March 31, 2011 at a value of $218,000. The commercial non-residential building was sold for an approximate loss of $2,000 and three of the residential properties were sold at a net loss of $3,000. During the three months ended December 31, 2011, an updated evaluation of the residential property currently in foreclosed assets was obtained and a valuation allowance of $6,000 was established. A loss on the property of $6,000 was recorded. Foreclosed assets are carried at lower of cost or fair value. When foreclosed assets are acquired, any required adjustment is charged to allowance for loan losses. All subsequent activity is included in current operations. The property is listed for sale.

FIRST ROBINSON FINANCIAL CORPORATION

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

Total deposits increased $6.4 million, or 3.6%, to $182.8 million at December 31, 2011 from $176.4 million at March 31, 2011. The increase in total deposits was due to an increase of $16.9 million in demand deposits offset in part by a decrease of $8.0 million in certificates of deposit, and a decrease of $2.5 million in savings, now and money market accounts. The increase in demand deposits can primarily be attributed to the growth in deposits of a local business. For the most part, the funds generated from the growth in deposits is being held in total cash and cash equivalents as the local business expects an outflow of cash in the near future.

The balance in other borrowings, consisting of repurchase agreements, had little change when comparing the balance at March 31, 2011 of $15.6 million at March 31, 2011 to $15.8 million at December 31, 2011. The obligations are secured by mortgage-backed securities and US government agency obligations. At December 31, 2011, the average rate on the repurchase agreements was 0.15% compared to 0.25% at March 31, 2011. The rate on approximately $15.6 million of the repurchase agreements reprice daily. All agreements mature periodically within 24 months.

The short-term borrowing consists of the Company’s revolving line of credit note payable with an unaffiliated financial institution which matured September 30, 2011 and was renewed until September 30, 2012. The balance of the revolving line of credit was $2.0 million and $1.8 million as of December 31, 2011 and March 31, 2011, respectively. The note bears interest at the prime commercial rate with a floor of 3.50% which was the rate on December 31, 2011 and is secured by all the stock of the Bank. The line was paid to zero subsequent to December 31, 2011.

Stockholders' equity at December 31, 2011 was $18.6 million compared to $12.8 million at March 31, 2011, an increase of $5.8 million, or 45.7%. The increase in stockholders’ equity can be attributed primarily to the net receipt of $4.8 million from the sale of 4,900 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series A for participation in the US Treasury’s Small Business Lending Fund program and the addition of $1,548,000 of net income; offset by the payment of $384,000 in common stock dividends and the payment of $17,000 in preferred stock dividends. These increases were offset by the decrease in additional paid-in-capital due to the purchase of $14,000 in shares related to an incentive plan, by the decrease of $57,000 in accumulated other comprehensive income due to the decrease in the fair value of securities available for sale and the increase of treasury shares due to the purchase of $14,000 in First Robinson Financial Corporation shares.

Results of Operations

Comparison of Operating Results for the Three Months Ended December 31, 2011 and 2010

Net Income

The Company’s net income available to common shareholders for the three month period ending December 31, 2011 was $563,000, versus net income of $523,000 in the same period of 2010, an increase of $40,000, or 7.6%. Earnings for the three months ended December 31, 2011 were positively impacted by the $212,000, or 13.8%, increase in net interest income and the increase of $14,000, or 2.0%, in non-interest income, offset by the increase of $75,000, or 100.0%, in provision for loan losses, the increase in non-interest expense of $38,000, or 2.8%, the increase of $61,000 in income tax provision, and the increase of $17,000 in dividends paid on preferred stock when comparing to the prior year. Basic and diluted earnings per common share for the three month period ending December 31, 2011 were $1.37 and $1.32, respectively, compared to basic and diluted earnings per common share of $1.27 and $1.22 for the three-months ended December 31, 2010. Diluted earnings per share reflect additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding incentive plan shares and are determined using the treasury stock method.

Net Interest Income

For the three-month period ended December 31, 2011, net interest income totaled $1,747,000, an increase of 13.8%, or $212,000, compared to the same period of 2010. The increase in the three-month period ended December 31, 2011 versus the comparable period of 2010 was due to the decrease of $238,000, or 39.4%, in total interest expense offset by the decrease of $26,000, or 1.2%, in total interest income. The decrease in total interest income can be attributed to the decrease of $79,000, or 20.9%, in interest income on taxable securities, offset by the increase of $43,000, or 2.5%, in interest income from loans receivable, the increase of $4,000, or 13.8%, from tax-exempt securities, and the increase of $5,000, or 33.3%, in other interest income. The decrease in total interest expense is due primarily to the decrease of $236,000, or 40.8%, in interest expense on deposits for the three months ended December 31, 2011 compared to the three months ended December 31, 2010.

FIRST ROBINSON FINANCIAL CORPORATION

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the three-months ended December 31, 2011, total average interest earning assets increased by $13.4 million, or 7.3%, to $198.2 million as of December 31, 2011 from $184.8 million as of December 31, 2010. The yield on the earning assets decreased by 37 basis points when comparing the three months ended December 31, 2011 to the same period in 2010. Total average interest bearing liabilities for the three months ended December 31, 2011 were $160.3 million compared to $162.8 million as of December 31, 2010, a decrease of $2.4 million, or 1.5%. The cost on average interest bearing liabilities decreased by 57 basis points. For the three-month period ended December 31, 2011, the average net interest spread increased 20 basis points to 3.35% versus 3.15% in the comparable period of 2010.

Interest income on loans receivable increased $43,000 to $1,762,000 for the quarter ended December 31, 2011 from $1,719,000 for the quarter ended December 31, 2010 due to the average balance on loans for the quarter ended December 31, 2011 increasing $5.9 million, or 5.0%, to $124.3 million, versus $118.4 million for the same period of 2010. During the same period, the yield on loans decreased 14 basis points to 5.67% from 5.81% for the December 31, 2011 quarter compared to the December 31, 2010 quarter. The 14 point basis decrease primarily reflected the lower interest rate environment.

Interest income on taxable securities decreased $79,000 to $299,000 for the quarter ended December 31, 2011 from $378,000 for the quarter ended December 31, 2010. The decrease in interest income on taxable securities can be attributed in part to the decrease of $1.9 million in the average balance from $44.1 million as of December 31, 2010 to $42.2 million as of December 31, 2011 and primarily to the 59 basis point decrease in the yield on taxable securities when comparing the three-month periods ended December 31, 2011 to 2010.

Interest income on tax-exempt securities increased $4,000 when comparing the three months ended December 31, 2011 to the same period in the prior year. The average balance on tax-exempt securities increased by $118,000 from $4.5 million as of December 31, 2010 compared to $4.6 million as of December 31, 2011. The average yield on tax-exempt securities increased 22 basis points from 2.61% as of December 31, 2010 to 2.83% as of December 31, 2011. The average yield does not reflect the benefit of the higher tax-equivalent yield attributed to municipal securities, which is reflected in income tax expense.

Total interest expense on deposits decreased $236,000 from $578,000 for the three-months ended December 31, 2010 to $342,000 for the three months ended December 31, 2011. The decrease can be attributed to a 65 basis point decrease in the average rate paid on total deposits from 1.61% as of December 31, 2010 to 0.96% as of December 31, 2011, in addition to the decrease of $1.3 million in the average balance of deposits from $143.8 million as of December 31, 2010 to $142.5 million as of December 31, 2011. The decrease in the average rate paid on deposits is primarily a reflection of lower short-term market interest rates.

Provision for Loan Losses

The provision for loan losses for the quarter ended December 31, 2011 was $150,000, a $75,000, or 100.0%, increase over the provision of $75,000 for the December 31, 2010 quarter. The increase in our provision reflects the increase in our net charge offs of $9,000 for the three months ended December 31, 2011 compared to net charge offs of $33,000 for the three months ended December 31, 2010. The provision for both periods reflects management's analysis of the Company's loan portfolio based on the information which was available to the Company. Management meets on a quarterly basis to review the adequacy of the allowance for loan losses based on Company guidelines. Classified loans are reviewed by the loan officers to arrive at specific reserve levels for those loans. Once the specific reserve for each loan is calculated, management calculates general reserves for each loan category based on a combination of loss history adjusted for current national and local economic conditions, trends in delinquencies and charge-offs, trends in volume and term of loans, changes in underwriting standards, and industry conditions. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company's management believes that, as of December 31, 2011, its allowance for loan losses was adequate. See “Asset Quality” and Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information.

FIRST ROBINSON FINANCIAL CORPORATION

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

Non-Interest Income

Non-interest income categories for the three-month periods ended December 31, 2011 and 2010 are shown in the following table:

	Three Months Ended
	December 31,
Non-interest income:	2011	2010	% Change
	(In thousands)
Charges and fees on deposit accounts	$263	$239	10.0%
Charges and other fees on loans	117	107	9.3
Net gain (loss) on sale of foreclosed assets	(6)	—	—
Net gain on sale of loans	192	207	(7.2)
Other	143	142	0.7

Total non-interest income	$709	$695	2.0%

Non-interest income increased $14,000 when comparing the three-months ended December 31, 2011 to December 31, 2010 as a result the increase of $10,000 in charges and fees on loans, the increase of $24,000 in charges and fees on deposit accounts, and the increase of $1,000 in other non-interest income, offset, in part, by the increase of $6,000 on the loss on the sale of foreclosed property and the decrease of $15,000 in net gain on sale of loans. During the quarter ended December 31, 2011, approximately $1.4 million less in mortgage loans were sold than in the same period of the prior year. The $15,000 decrease in net gain on loans sold is a result of the decrease in mortgage loans sold.

Non-Interest Expense

Non-interest expense categories for the three-month periods ended December 31, 2011 and 2010 are shown in the following table:

	Three Months Ended
	December 31,
	2011	2010	% Change
Non-interest expense:	(In thousands)
Compensation and employee benefits	$751	$680	10.4%
Occupancy and equipment	195	198	(1.5)
Data processing and telecommunications	118	114	3.5
Audit, legal and other professional	68	62	9.7
Advertising	66	64	3.1
FDIC Insurance	11	55	(80.0)
Foreclosed property expense	1	7	(85.7)
Other	185	177	4.5

Total non-interest expense	$1,395	$1,357	2.8%

The increase of $71,000 in compensation and employee benefits resulted from an increase in salaries, partially as a result of the addition of two fulltime equivalent employees during the three months ended December 31, 2011 compared to no fulltime equivalent employee additions during the three months ended December 31, 2010. The increase of $4,000 in data processing and telecommunications costs can be attributed, in part, to the increase in the usage of our bill pay product through internet banking and the increase in the maintenance costs associated with the software used for processing. The decrease in FDIC insurance, in response to the Dodd-Frank Act, is a result of our assessment decreasing from approximately 12 basis points annually on deposits to approximately 5 basis points annually on average assets less average tangible equity capital. The increase in other non-interest expenses was primarily from the adjustment of the reserve held for off-balance sheet assets.

FIRST ROBINSON FINANCIAL CORPORATION

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

Income Tax Expense

The provision in income tax expense increased $61,000, or 22.2%, for the three-months ending December 31, 2011, compared to the same period in 2010. The increase can be attributed, in part, to higher state tax rates and increased income. The effective tax rate was 36.9% for the quarter ended December 31, 2011 compared to 34.5%for the quarter ended December 31, 2010.

Comparison of Operating Results for the Nine Months Ended December 31, 2011 and 2010

Net Income

For the nine month period ended December 31, 2011, the Company’s net income available to common stockholders was $1,531,000, an increase of $188,000, or 14.0%, from $1,343,000 for the nine months ending December 31, 2010. Earnings for the nine months ended December 31, 2011 were positively impacted by an increase of $314,000, or 7.5%, in net interest income after provision for loan losses, and an increase of $179,000, or 9.1%, in non-interest income, which were offset in part by the increase of $76,000, or 1.8%, in non-interest expense and by an increase of $212,000, or 31.1%, in provision for income taxes, and the increase of $12,000 in dividends paid on preferred stock when compared to the nine months ended December 31, 2010. Basic and diluted earnings per common share for the nine month period ending December 31, 2011 were $3.73 and $3.58, respectively, compared to basic and diluted earnings per common share of $3.25 and $3.13 for the nine-months ended December 31, 2010. Diluted earnings per share reflect additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding incentive plan shares and are determined using the treasury stock method.

Net Interest Income

For the nine-month period ended December 31, 2011, net interest income totaled $5,084,000, an increase of $704,000, or 16.1%, from the same period in the prior year. The improvement reflects the increase of $82,000, or 1.3%, in total interest income and the decrease of $622,000, or 33.3%, in total interest expense. The increase in total interest income can be attributed to a $289,000, or 5.9%, increase in interest income from loans receivable, the increase of $14,000 in other interest income and a $6,000, or 6.7%, increase in tax-exempt securities offset, in part, by the decrease of $229,000, or 18.3%, in interest income from taxable securities. The major factor contributing to the decrease in total interest expense is the decrease of $618,000, or 34.5%, interest expense on deposits.

For the nine-months ended December 31, 2011 total average interest earning assets increased by $14.1 million, or 8.0%, to $189.4 million as of December 31, 2011 from $175.3 million as of December 31, 2010. The yield on the earning assets decreased by 29 basis points when comparing the nine months ended December 31, 2011 to the same period in 2010. Total average interest bearing liabilities for the nine months ended December 31, 2011 were $162.8 million compared to $159.6 million as of December 31, 2010, an increase of $3.2 million, or 2.0%. The cost on average interest bearing liabilities decreased by 54 basis points when comparing the two periods. For the nine-month period ended December 31, 2011, the average net interest spread increased 25 basis points to 3.44% versus 3.19% in the comparable period of 2010.

Interest income on loans receivable increased $289,000 to $5,173,000 for the nine-months ended December 31, 2011 from $4,884,000 for the nine-months ended December 31, 2010 due to the average balance on loans for the nine-months ended December 31, 2011 increasing $9.8 million, or 8.8%, to $121.7 million, versus $111.9 million for the same period of 2010. During the same period, the yield on loans decreased 15 basis points to 5.67% from 5.82%.

Interest income on taxable securities decreased $229,000 to $1,020,000 for the nine-months ended December 31, 2011from $1,249,000 for the nine-months ended December 31, 2010. The decrease in interest income from taxable securities can be attributed in part to the decrease of $2.5 million in the average balance of taxable securities from $46.6 million as of December 31, 2010 to $44.1 million as of December 31, 2011 and primarily to the decrease of 49 basis points in the average yield from 3.57% as of December 31, 2010 to 3.08% as of December 31, 2011.

Interest income on tax-exempt securities increased $6,000 when comparing the nine months ended December 31, 2011 to the same period in the prior year. The average balance on tax-exempt securities increased $78,000 from $4,467,000 as of December 31, 2010 compared to $4,545,000 as of December 31, 2011. The average yield on tax-exempt securities increased 12 basis points from 2.65% as of December 31, 2010 to 2.77% as of December 31, 2011. The average yield does not reflect the benefit of the higher tax-equivalent yield attributed to municipal securities, which is reflected in income tax expense.

FIRST ROBINSON FINANCIAL CORPORATION

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

Total interest expense on deposits decreased $618,000 from $1,789,000 for the nine months ended December 31, 2010 to $1,171,000 for the nine months ended December 31, 2011. The decrease can be attributed to a 64 basis point decrease in the average rate paid on total deposits from 1.71% as of December 31, 2010 to 1.07% as of December 31, 2011, offset by the increase of $6.7 million in the average balance of deposits from $139.3 million as of December 31, 2010 to $146.0 million as of December 31, 2011. The decrease in the average rate paid on deposits is a reflection of the low short-term market interest rates.

Provision for Loan Losses

The provision for loan losses for the nine-months ended December 31, 2011 was $555,000, a 236.4% increase over the provision of $165,000 for the December 31, 2010 nine-month period. The increase in our provision reflects the increase in our net charge offs of $410,000 for the nine months ended December 31, 2011 compared to net charge offs of $36,000 for the nine months ended December 31, 2010. The provision for both periods reflects management's analysis of the Company's loan portfolio based on the information which was available to the Company. Management meets on a quarterly basis to review the adequacy of the allowance for loan losses based on Company guidelines. Classified loans are reviewed by the loan officers to arrive at specific reserve levels for those loans. Once the specific reserve for each loan is calculated, management calculates general reserves for each loan category based on a combination of loss history adjusted for current national and local economic conditions, trends in delinquencies and charge-offs, trends in volume and term of loans, changes in underwriting standards, and industry conditions. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company's management believes that, as of December 31, 2011, its allowance for loan losses was adequate. See “Asset Quality” and Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information.

Non-Interest Income

Non-interest income categories for the nine-month periods ended December 31, 2011 and 2010 are shown in the following table:

	Nine Months Ended
	December 31,
Non-interest income:	2011	2010	% Change
	(In thousands)
Charges and fees on deposit accounts	$753	$728	3.4%
Charges and other fees on loans	338	265	27.5
Net gain on sale of loans	630	548	15.0
Net gain (loss) on sale of foreclosed property	(11)	15	(173.3)
Net gain on sale of equipment	—	4	(100.0)
Other	438	409	7.1

Total Non-Interest Income	$2,148	$1,969	9.1%

Non-interest income increased $179,000 when comparing the nine-months ended December 31, 2011 to December 31, 2010 as a result of the increase of $82,000 in net gain on sale of loans, the $73,000 increase in charges and other fees on loans, the increase of $29,000 in other non-interest income, and the increase of $25,000 in charges and fees on deposit accounts, offset, in part by the decrease of $26,000 in gain on sales of foreclosed property. The $29,000 increase in other non-interest income is primarily from interchange income from the increase in debit card usage by customers. The Company promotes a checking account product that rewards customers for debit card usage.

FIRST ROBINSON FINANCIAL CORPORATION

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

Non-Interest Expense

Non-interest expense categories for the nine-month periods ended December 31, 2011 and 2010 are shown in the following table:

	Nine Months Ended
	December 31,
	2011	2010	% Change
Non-interest expense:	(In thousands)
Compensation and employee benefits	$2,282	$2,218	2.9%
Occupancy and equipment	563	549	2.6
Data processing and telecommunications	361	317	13.9
Audit, legal and other professional	188	204	(7.8)
Advertising	213	198	7.6
FDIC insurance	78	159	(50.9)
Foreclosed property expense	19	11	72.7
Other	532	504	5.6

Total Non-Interest Expense	$4,236	$4,160	1.8%

The increase of $64,000 in compensation and employee benefits is partially a result of an increase in the number of fulltime equivalent employees to 64 as of December 31, 2011 from 59 as of December 31, 2010. The growth in the Vincennes, Indiana branch has contributed to the increase in full-time equivalent employees. Expenses associated with occupancy and equipment increased $14,000 when comparing the December 31, 2011 and 2010 nine-month periods as a result of a new parking lot being constructed at the Robinson facility. The increase of $44,000 in data processing and telecommunications costs can be attributed, in part, to the increase in the usage of our bill pay product through internet banking and the increase in the maintenance costs associated with the software used for processing. Audit, legal and other professional services decreased $16,000 when comparing the December 2011 and 2010 nine-month periods due to decreased legal costs. The decrease in FDIC insurance, in response to the Dodd-Frank Act, is a result of our assessment decreasing from approximately 12 basis points annually on deposits to approximately 5 basis points annually on average assets less average tangible equity capital. The increase in foreclosed property expense is a result of holding more properties during the nine-months ended December 31, 2011 compared to the same period in the prior year. The increase in other non-interest expenses was primarily from the adjustment of the reserve held for off-balance sheet assets.

Income Tax Expense

The provision in income tax expense increased $212,000, or 31.1%, for the nine-months ending December 31, 2011, compared to the same period in 2010. The increases can be attributed to increased profitability and higher state taxes. The effective tax rate for the nine-months ended December 31, 2011 and 2010 were 36.6% and 33.7%, respectively.

Off-Balance Sheet Arrangements

The Company has entered into performance standby and financial standby letters of credit with various local commercial businesses in the aggregate amount of $528,000. The letters of credit are collateralized and underwritten, as currently required by our loan policy, in the same manner as any commercial loan. The advancement of any funds on these letters of credit is not anticipated.

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

FIRST ROBINSON FINANCIAL CORPORATION

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

Liquidity resources are used principally to meet outstanding commitments on loans, to fund maturing certificates of deposit and deposit withdrawals, to fund dividends for our Series A preferred stock, and to meet operating expenses. At December 31, 2011, outstanding commitments to extend credit amounted to $31.4 million (including $22.2 million, in available revolving and closed-ended commercial and agricultural lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet any foreseeable liquidity needs.

The Bank maintains a $17.6 million line of credit with the FHLB of Chicago, which can be accessed immediately. As of December 31, 2011 and 2010, there were no advances outstanding for either period. The Bank also maintains a $6.7 million revolving federal funds line of credit with an unaffiliated financial institution of which no balance was outstanding at December 31, 2011 and $35,000 was outstanding at December 31, 2010. The Company also has a $2.5 million revolving line of credit with an unaffiliated financial institution of which $2.0 million was outstanding at December 31, 2011 and $1.8 million outstanding at December 31, 2010, secured by all of the stock of the Bank. The line was paid to zero subsequent to December 31, 2011. The Bank has also established borrowing capabilities at the discount window with the Federal Reserve Bank of St. Louis, as to which investment securities of $3,000,000 have been pledged as collateral. As of December 31, 2011 and 2010, no amounts were outstanding at the Federal Reserve discount window.

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

On August 23, 2011, the Company entered into a Securities Purchase Agreement with the Secretary of the Treasury, pursuant to which the Company issued and sold to the Treasury 4,900 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), for aggregate proceeds of $4,900,000.  The issuance was pursuant to the Treasury’s Small Business Lending Fund program, established under the Small Business Jobs Act of 2010, which encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion.  The Series A Preferred Stock is entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1, commencing October 1, 2011.  The dividend rate, which is calculated on the aggregate Liquidation Amount, has been initially set at 1% per annum based upon the current level of “Qualified Small Business Lending” (“QSBL”) by the Bank.  The dividend rate for future dividend periods will be set based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the time the Agreement was entered into.  The dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods, and from 1% per annum to 7% per annum for the eleventh through the first half of the nineteenth dividend periods.  If the Series A Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%.  It is anticipated that the Company will redeem the Series A Preferred Stock prior to such time, although the Company has not decided how to fund the redemption at this time, funding could occur through retained earnings, or debt, or securities offerings, or a combination thereof.  Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases.  Such dividends are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Series A Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series A Preferred Stock, and is subject to other restrictions on its ability to repurchase or redeem other securities.  In addition, if (i) the Company has not timely declared and paid dividends on the Series A Preferred Stock for six dividend periods or more, whether or not consecutive, and (ii) shares of Series A Preferred Stock with an aggregate liquidation preference of at least $25,000,000 are still outstanding, the Treasury (or any successor holder of Series A Preferred Stock) may designate two additional directors to be elected to the Company’s Board of Directors.

As is more completely described in the Company’s Certificate of Designation, holders of the Series A Preferred Stock have the right to vote as a separate class on certain matters relating to the rights of holders of Series A Preferred Stock and on certain corporate transactions.  Except with respect to such matters and, if applicable, the election of the additional directors, the Series A Preferred Stock does not have voting rights.

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

During the nine months ended December 31, 2011, the Company paid the Bank $4,410,000 of the $4,900,000 in SBLF proceeds. The Bank then paid a dividend to the Company of $2,000,000. The following table, with dollars in thousands, summarizes the aforementioned capital requirements at December 31, 2011 and reflects the SBLF and dividend transaction in the Bank’s Capital. As noted, the Bank is in compliance with its capital requirements at December 31, 2011, and additionally is considered well-capitalized in all three capital ratio categories.

					To be Well Capitalized
					Under the Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital
(to Risk-Weighted Assets)	$18,869	15.56%	$9,702	8.00%	$12,127	10.00%
Tier I Capital
(to Risk-Weighted Assets)	17,525	14.45	4,851	4.00	7,276	6.00
Tier I Capital
(to Average Assets)	17,525	8.21	8,536	4.00	10,669	5.00

FIRST ROBINSON FINANCIAL CORPORATION

Item:  3    Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item:  4    Controls and Procedures

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011 Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

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

PART II OTHER INFORMATION

Item 1.                 Legal Proceedings

None

Item 1A.               Risk Factors

There have been no material changes to risk factors previously disclosed by the Company in its Annual Report on Form 10-K for the year ended March 31, 2011 and its subsequent quarterly reports on Form 10-Q.

 Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company for the quarter ended December 31, 2011 regarding the Company’s common stock.

PURCHASES OF EQUITY SECURITIES BY COMPANY (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2011 – 10/31/2011	—	—	—	5,000
11/1/2011 – 11/30/2011	405	$33.50	—	4,595
12/1/2011– 12/31/2011	—	—	—	4,595
Total	405	$33.50	—	4,595

(1) See Note 5 of Notes to Condensed Consolidated Financial Statements for more information regarding stock purchases.

Item 3.	Defaults Upon Senior Executives
None

Item 4.	Mine Safety Disclosures
None

Item 5.	Other Information
None

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of the Chief Executive Officer and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST ROBINSON FINANCIAL
CORPORATION

Date: February 14, 2012	/s/ Rick L. Catt
Rick L. Catt
President and Chief Executive Officer

Date: February 14, 2012	/s/ Jamie E. McReynolds
Jamie E. McReynolds
Chief Financial Officer and Vice President

EXHIBIT INDEX

Exhibit No.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of the Chief Executive Officer and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from First Robinson Financial Corporation’s quarterly report on Form 10-Q for the period ended December 31, 2011, formatted in XBRL: Condensed Consolidated Balance Sheet, Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Changes in Stockholders’ Equity, Condensed Consolidated Statements of Cash Flows and Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

