Form 10-K
period 2012-03-31
FIRST ROBINSON FINANCIAL CORP
filed 2012-06-27
CIK 1035991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interaction Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer	☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

The aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates as of September 30, 2011 was $9.2 million.

As of June 8, 2012, there were 426,744 shares issued and outstanding of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-K - Portions of the Annual Report to Stockholders for the fiscal year ended March 31, 2012.

Part III of Form 10-K - Portions of Proxy Statement for the 2012 Annual Meeting of Stockholders.

FORWARD-LOOKING STATEMENTS

This document, including information incorporated by reference, contains “forward-looking statements” (as that term is defined in the Private Securities Litigation Reform Act of 1995). When used in this Form 10-K or future filings by First Robinson Financial Corporation (the "Company") in the Company's press releases or in other public communications, these forward-looking statements may be identified by the use of such words as: “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.”

Examples of forward-looking statements include, but are not limited to, estimates or projections with respect to our future financial condition, results of operations or business, such as: projections of revenues, income, earnings per share, capital expenditures, assets, liabilities, dividends, capital structure, or other financial items; descriptions of plans or objectives of management for future operations, products, or services, including acquisition transactions; forecasts of future economic performance; and descriptions of assumptions underlying or relating to any of the foregoing. By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described herein.

Factors which could cause or contribute to such differences include but are not limited to: general business and economic conditions on local regional, national levels; political and social unrest, including acts of war and terrorism; increased competition in the products and services we offer and the markets in which we conduct our business; the interest rate environment; fluctuations in the capital markets, which may directly or indirectly affect our asset portfolio; legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry; technological changes, including the impact of the Internet; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; accounting principles, policies, practices or guidelines; deposit attrition, operating costs, customer loss and business disruption; and the occurrence of any event, change or other circumstance that could result in the Company’s failure to develop and implement successful capital raising and debt restructuring plans.

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

The Company wishes to caution readers not to place undue reliance on any such “forward-looking statements,” which speak only as of the date made, and represent the Company’s expectations of future conditions or results and are not guarantees of future performance. The Company advises readers that various factors could cause actual results to differ materially from those contained in any “forward-looking statement.”

PART I

ITEM 1.	BUSINESS

General

The Company. First Robinson Financial Corporation (the “Company”) was incorporated under the laws of the State of Delaware in March 1997, at the direction of the Board of Directors of First Robinson Savings and Loan Association (the “Association”), the predecessor institution to First Robinson Savings Bank, National Association (the “Bank”), for the purpose of serving as a holding company of the Bank. The Company’s principal asset is the stock of the Bank. Unless otherwise indicated, all activities discussed below are of the Bank.

The Bank. The Bank is a national bank, the deposits of which are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is a community-oriented financial institution that seeks to serve the financial needs of the residents and businesses in its market area. The Bank considers Crawford County, surrounding counties in Illinois and Knox County, and surrounding counties in Indiana as its market area. The principal business of the Bank has historically consisted of attracting retail deposits from the general public and primarily investing those funds in one- to four-family residential real estate loans and, to a lesser extent, consumer loans, commercial and agricultural real estate loans and commercial business and agricultural finance loans. At March 31, 2012, substantially all of the Bank’s real estate mortgage loans were secured by properties located in the Bank’s market area. The Bank also invests in securities issued by U.S. government sponsored enterprises (“GSE”), equity securities and other permissible investments.

The Bank currently offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank’s deposit offerings include statement savings, NOW accounts, health savings accounts, certificate accounts, IRA accounts, money market accounts and interest-bearing and non-interest bearing demand accounts. The Bank generally solicits deposits in its primary market area. The Bank typically does not utilize brokered deposits, and at March 31, 2012 had no brokered deposits.

The Bank’s revenues are derived principally from interest income, including interest on loans, deposits in other banks and mortgage-backed securities and other investments.

Significant Events in Fiscal 2012

On August 23, 2011, in connection with its participation in the Small Business Lending Fund (“SBLF”) program of the United States Department of the Treasury (“Treasury”), the Company entered into a Small Business Lending Fund - Securities Purchase Agreement (the “Purchase Agreement”) with the Secretary of the Treasury, pursuant to which the Company sold 4,900 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share (the “SBLF Preferred Stock”) to the Secretary of the Treasury for a purchase price of $4,900,000. The SBLF program is a $30 billion fund established under the Small Business Jobs Act of 2010 that was created to encourage lending to small business by providing capital to qualified community banks with assets of less than $10 billion. The SBLF Preferred Stock was issued under a Certificate of Designations to the Company’s Certificate of Incorporation.

The SBLF Preferred Stock qualifies as Tier 1 capital. The holders of SBLF Preferred Stock are entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, with the first dividend being paid on October 1, 2011. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the amount of “Qualified Small Business Lending” or “QSBL” (as defined in the Certificate of Designations) by the Bank.  Based upon the increase in the Bank’s amount of QSBL over the baseline amount calculated under the terms of the Certificate of Designations, the dividend rate for the initial dividend period has been set at one percent (1%). For the second through ninth calendar quarters, the dividend rate may be adjusted to between one percent (1%) and five percent (5%) per annum, to reflect the change in the Bank’s amount of QSBL. If the amount of the Bank’s qualified small business loans declines so that the percentage increase in QSBL as compared to the baseline amount is less than 10%, then the dividend rate payable on the SBLF Preferred Stock would increase. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in QSBL as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to 9%, including a quarterly lending incentive fee of one half of one percent (0.5%).

The holders of the SBLF Preferred Stock have the right to vote as a separate class on certain matters relating to the rights of holders of SBLF Preferred Stock and on certain corporate transactions. Except with respect to such matters, holders of the SBLF Preferred Stock do not have voting rights.  In the event that the Company misses five dividend payments, whether or not consecutive, the holders of the SBLF Preferred Stock will have the right, but not the obligation, to appoint a representative as a non-voting observer on the Company’s Board of Directors. The Company is current on all dividend payments

The SBLF Preferred Stock may be redeemed at any time at the Company’s option, at a redemption price of 100% of the liquidation amount plus unpaid dividends to the date of redemption for the current period (regardless of whether any dividends are actually declared for that current period), subject to the approval of the Company’s federal banking regulator.

The SBLF Preferred Stock was issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Company agreed to register the SBLF Preferred Stock under the Securities Act pursuant to certain circumstances set forth in Annex E to the Purchase Agreement. The SBLF Preferred Stock is not subject to any restrictions on transfer.

Recent Developments

Pursuant to the provisions of the Jumpstart Our Business Startups Act (the “JOBS Act”), the Board of Directors of the Company voted, on May 8, 2012, to deregister the Company’s common stock under the Securities Exchange Act of 1934 (the “Exchange Act”). The JOBS Act, which was signed into law on April 5, 2012, raises the threshold for requiring banks and bank holding companies to register with the Securities and Exchange Commission under the Exchange Act to 2,000 record holders, and also increases the threshold under which banks and bank holding companies are permitted to deregister from the Exchange Act from 300 record stockholders to 1,200 record stockholders. The Company currently has approximately 439 stockholders of record, and therefore qualifies for deregistration.

The Company will remain quoted on the OTCQB tier of the OTC Market. By deregistering under the Exchange Act, the Company expects to realize substantial cost-savings in reduced legal and audit expenses, filing fees and other related costs of compliance with the Exchange Act.

The deregistration will be effective on August 8, 2012, 90 days from the Company’s filing date of May 10, 2012 of its Form 15. After that date, the Company’s quarterly and annual reports, proxy statements and current reports will no longer be filed with the SEC, although the Company will continue to provide certain annual information and proxy statements to its stockholders. The Company will also post certain quarterly and annual information on its website.

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

Robinson, Palestine and Oblong, Illinois are located in Crawford County, Illinois, approximately 150 miles east of St. Louis, Missouri and 35 miles northwest of Vincennes, Indiana. Crawford County has a population of approximately 20,000 people. Vincennes is located in southwestern Indiana and is the county seat of Knox County. Knox County has a population of approximately 38,500 people. The major employers in the Crawford County, Illinois area include Marathon Petroleum Company LLC, The Hershey Company, Robinson Correctional Facility, Dana Corporation, Crawford Memorial Hospital and E.H. Baare Corporation. The major employers in the Knox County, Indiana area include Good Samaritan Hospital, Vincennes University, Vincennes Community School Corporation, Fubota Indiana of America Corporation, Gemtron Corporation and Packaging Corporation of America.

The Bank, and therefore the Company, is dependent upon the economy of its market area for continued success, since the vast majority of its loans are concentrated in the Bank’s market area. See Note 4 of Notes to Consolidated Financial Statements.

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

We originate both adjustable rate loans and fixed rate loans.  We generally originate adjustable rate loans for retention in our portfolio in an effort to increase the percentage of loans with more frequent repricing than traditional long-term fixed rate loans.  As a result of continued consumer demand for long-term fixed rate loans, however, we have continued to originate such loans.  We underwrite these mortgages utilizing secondary market guidelines allowing them to be salable without recourse.  The sale of these loans results in additional short-term income and improves our interest-rate risk position.  We generally retain servicing rights on loans sold.  Furthermore, in order to limit our potential exposure to increasing interest rates caused by our traditional emphasis on originating single-family mortgage loans, we have diversified our portfolio by increasing our emphasis on the origination of short-term or adjustable rate commercial, multi-family and farmland real estate loans and commercial business and consumer loans. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management” in the Annual Report to Stockholders filed as Exhibit 13 to this Form 10-K.

At March 31, 2012, the Bank’s gross loans outstanding totaled $128.4 million, of which $47.4 million, or 36.9%, were one- to four-family residential mortgage loans. This amount also includes one- to four-family loans held for sale of $509,000 and $1.3 million second mortgage loans on one- to four-family dwellings. Of the one- to four-family mortgage loans outstanding at that date, 19.3% were fixed-rate loans, and 80.7% were adjustable-rate loans. At that same date, the Bank also had home equity loans totaling $4.0 million, or 3.1% of the total gross loans outstanding, all of which were adjustable, and construction loans totaling $5.0 million, or 3.9% of the Bank’s total loan portfolio. Also at that date, the Bank’s commercial real estate loans, consisting of multi-family, commercial and agricultural real estate loans, totaled $36.4 million, or 28.4% of the Bank’s total loan portfolio of which 87.7% were adjustable-rate loans and 12.3% were fixed-rate loans. Loans to state and municipal governments totaled $1.5 million, or 1.2% of the Bank’s total loan portfolio as of March 31, 2012. At that same date, consumer and other loans totaled $16.6 million, or 12.9% of the Bank’s total loan portfolio. At March 31, 2012, commercial business, which also includes agricultural finance loans, totaled $17.5 million, or 13.6% of the Bank’s total loan portfolio, of which 40.3% were fixed-rate loans and 59.7% adjustable-rate loans. See Note 4 of Notes to Consolidated Financial Statements.

The Bank's board of directors has established individual lending authorities for each loan officer by loan type. Loans in excess of an individual officer’s lending limits must be approved by a loan officer with a higher lending limit, with the highest being that of the president and senior loan officer who have a combined lending authority up to $500,000. Loans with a principal balance over this limit must be approved by the directors’ loan committee, which meets weekly and consists of the chairman of the board, all outside directors, and the president. The senior loan officer and loan officers attend the directors’ loan committee meetings but do not vote on the loans presented.

The Bank’s lending limit is generally limited to the greater of 15% of unimpaired capital and surplus or, if a bank’s lending limit would be less than $500,000, the bank may make loans and extensions of credit to one borrower at one time in an amount not to exceed $500,000. See “Regulation -- Federal Regulation of National Banks.” Pursuant to certain lending provisions in the regulations of the Bank’s primary federal regulator, the Office of the Comptroller of the Currency (“OCC”), however, the Bank may lend up to 25% of its unimpaired capital and surplus to one borrower for loans secured by one-to-four family residential real estate, loans secured by small businesses or small farm loans. The total outstanding amount of the Bank’s loans or extensions of credit made to all of its borrowers under the special limits in these regulations may not exceed 100% of the Bank’s unimpaired capital and surplus. At March 31, 2012, the maximum amount which the bank could have lent under its standard 15% lending limit to any one borrower and the borrower’s related interests was approximately $2.9 million. At March 31, 2012, the Bank had 2 borrowers with outstanding balances and available lines of credit that exceeded the 15% legal lending limit but was within the 25% special legal lending limit for eligible banks. At March 31, 2012, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of $3.7 million, the 25% special legal lending limit for eligible banks.

The Bank’s five largest lending relationships at March 31, 2012 were as follows: (i) $9.0 million in loans and available lines of credit, of which $6.0 million was participated with other lenders, to a commercial business secured by inventory and accounts receivables; (ii) $4.8 million in loans and available lines of credit, of which $2.2 million were participated to other lenders, to a corporation secured by farmland, equipment, and personal guarantees; (iii) $3.5 million in an available line of credit, of which $1.5 million was participated to another lender, to a commercial business secured by real estate, oil production and leaseholds, inventory, equipment, and personal guarantees; (iv) $3.4 million in loans and available lines of credit to a commercial business secured by real estate, equipment, inventory, accounts receivable and personal guarantees; and (v) $2.7 million in loans and available lines of credit to an individual and his closely held entities secured by inventory, equipment, government payments, deposit accounts and personal guarantees. At March 31, 2012, all of these loans, which totaled $23.4 million in the aggregate, of which $9.7 million was participated to other lenders, were performing in accordance with their terms.

Loan Portfolio Composition. The following information concerning the composition of the Bank’s loan portfolios in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

	March 31,
	2012		2011
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans:
Residential:
One- to four-family.	$46,095	35.89%	$41,954	34.30%
Second Mortgages	1,326	1.03	1,542	1.26
Construction.	5,009	3.90	5,362	4.39
Equity lines of credit	3,973	3.10	3,761	3.08
Commercial	36,421	28.36	33,898	27.73
Total mortgage loans on real estate	92,824	72.28	86,517	70.76

Other Loans:
Commercial loans	17,470	13.60	19,132	15.65
Consumer/other loans	16,594	12.92	15,852	12.97
States and municipal government loans	1,543	1.20	764	0.62
Total loans	128,431	100.00%	122,265	100.00%

Less:
Net deferred loan fees, premiums and discounts	21		12
Undisbursed portion of loans	766		590
Allowance for losses	1,383		1,145
Net loans	$126,261		$120,518

The following schedule illustrates the interest rate sensitivity of the Bank’s loan portfolio at March 31, 2012. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract reprices; however, $61.9 million in adjustable rate loans have reached their contractual floor rate. These loans then report at their maturity date. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	Residential		Commercial		Obligations of State & Municipal Governments		Consumer and Other		Commercial Business		Total
Due During Years Ending March 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)

2013(1)	$6,196	5.54%	$5,917	4.13%	$1,028	3.57%	$717	6.33%	$9,026	4.13%	$22,884	4.56%
2014 and 2015	2,945	6.10	2,568	5.05	332	4.18	3,407	7.26	2,781	4.58	12,033	5.80
2016 and 2017	1,932	5.34	8,843	4.87	66	4.57	9,283	6.54	3,675	4.91	23,799	5.56
After 2017	45,330	5.49	19,093	5.14	117	2.94	3,187	5.68	1,988	5.58	69,715	5.40
Total	$56,403	5.53%	$36,421	4.90%	$1,543	3.70%	$16,594	6.51%	$17,470	4.53%	$128,431	5.32%

(1)	Includes demand loans, loans having no stated maturity and overdraft loans.

The total amount of loans due after March 31, 2012 which have predetermined interest rates is $42.2 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $86.2 million, a portion of which have reached their contractual floor rate and are shown in the preceding table at their contractual maturity.

Underwriting Standards. The Bank’s lending is subject to written underwriting standards and loan origination procedures. Decisions on loan applications are made on the basis of applications and, if applicable, property valuations. Properties securing real estate loans made by the Bank are generally appraised by independent appraisers the qualifications of which have been reviewed by the Bank. In the loan approval process, the Bank assesses the borrower’s ability to repay the loan, the adequacy of the proposed security, the employment stability of the borrower, and the general credit-worthiness of the borrower.

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

Management reserves the right to change the amount or type of lending in which it engages to adjust to market or other factors and can offer no assurance that loans will be fully collectable.

Residential Mortgage Lending. Residential mortgages include first liens on one-to four-family properties, second mortgages, home equity lines of credit and construction loans to individuals for the construction of one- to four-family residences. Residential loan originations are generated by the Bank’s marketing efforts, its present customers, walk-in customers, and referrals from real estate brokers. Historically, the Bank has focused its lending efforts primarily on the origination of loans secured by one- to four-family residential mortgages in its market area. At March 31, 2012, the Bank’s one- to four-family residential mortgage loans, including loans held for sale and second mortgage loans on one- to four-family dwellings totaled $47.4 million, or 36.9%, of the Bank’s gross loan portfolio, of which $467,000 was non-performing at that date.

The Bank offers both adjustable and fixed rate mortgage loans. For the year ended March 31, 2012, the Bank originated $73.7 million in real estate loans; $56.3 million was secured by one- to four-family residential real estate, of which $41.6 million was sold in the secondary market, $5.7 million was secured by one- to four-family construction and land loans, and $11.7 million was secured by multi-family, commercial or agricultural real estate. Substantially all of the Bank’s one- to four-family residential mortgage originations are secured by properties located in its market area.

The Bank offers adjustable-rate mortgage loans at rates and on terms determined in accordance with market and competitive factors. The Bank currently originates adjustable-rate mortgage loans with a term of up to 30 years. The Bank offers six-month and one-year adjustable-rate mortgage loans, and residential mortgage loans that are fixed for three years or five years, then adjustable annually after that with a stated interest rate margin generally over the one-year Treasury Bill Index. Increases or decreases in the interest rate of the Bank’s adjustable-rate loans is generally limited to 200 basis points at any adjustment date and 600 basis points over the life of the loan. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as the Bank’s liabilities. The Bank qualifies borrowers for adjustable-rate loans based on the initial interest rate of the loan and by reviewing the highest possible payment in the first seven years of the loan. As a result, the risk of default on these loans may increase as interest rates increase. See “Asset Quality -- Non-Performing Assets.” At March 31, 2012, the total balance of one-to four-family adjustable-rate loans was $38.3 million, or 29.8%, of the Bank’s gross loan portfolio. See “-- Originations, Purchases and Sales of Loans.”

The Bank offers fixed-rate mortgage loans with a term of up to 30 years. At March 31, 2012, the total balance of one- to four-family fixed-rate loans was $9.1 million, or 7.1%, of the Bank’s gross loan portfolio. The majority of the fixed rate real estate loans currently originated by the Bank are underwritten pursuant to the secondary mortgage market guidelines of the Federal Home Loan Bank of Chicago’s (the “FHLB”) Mortgage Partnership Finance (“MPF”) program. Effective January 1, 1999, the Bank joined the MPF program offered by the FHLB. This program is a secondary mortgage market structure under which the FHLB purchased and funded eligible mortgage loans from participating banks. In 2008, the FHLB announced that it would no longer enter into new master commitments except for immaterial amounts of MPF loans that primarily support affordable housing and are guaranteed by a federal government entity. MPF loans are now concurrently sold to Fannie Mae as a third-party investor pursuant to a program whereby Fannie Mae will purchase 30- 20- and 15-year fixed rate mortgage loans from the FHLB. During the fiscal year ended March 31, 2012, the Bank sold $36.9 million in one- to four-family fixed-rate loans. Participating banks generally retain the right to service these loans. The Bank currently provides servicing on $84.4 million of these sold fixed-rate loans

The Bank also offers with minimal to no down payment U.S. Department of Agriculture (“USDA”) Guaranteed Rural Housing Loans through the FHLB MPF program to borrowers that meet certain income limitations. These loans are 30-year fixed rate loans with a 90% guarantee from USDA. During the fiscal year ended March 31, 2012, the Bank sold $4.7 million in USDA Guaranteed Rural Housing Loans. The Bank provides servicing on $14.3 million of these Rural Housing Loans. See “-- Originations, Purchases and Sales of Loans.”

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

At March 31, 2012, the Company’s home equity loans amounted to $4.0 million, or 3.1%, of the total loan portfolio, of which $8,000 was non-performing. These loans are secured by the underlying equity in the borrower’s residence, and accordingly, are reported with the one-to-four family real estate loans. As a result, the Company generally requires loan-to-value ratios of 90% or less after taking into consideration the first mortgage held by the Company. These loans typically have fifteen-year terms with an interest rate adjustment monthly.

The Bank had $5.0 million in construction loans for one- to four- family residences and land loans, or 3.9%, of the total loan portfolio at March 31, 2012. Of the $5.0 million in construction loans, approximately $3.9 million, or 78.7%, were at a fixed rate of interest and approximately $1.1 million, or 21.3%, were at an adjustable rate of interest. All of Bank’s construction loans were performing at March 31, 2012. The Bank offers construction loans for the construction of one- to four-family residences or commercial buildings. Following the construction period, these loans may become permanent loans.

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

Commercial Real Estate Lending. The Bank also originates commercial, multi-family, and agricultural real estate loans. At March 31, 2012, approximately $36.4 million, or 28.4%, of the Bank’s gross loan portfolio, was comprised of commercial, multi-family, and agricultural real estate loans. Of this amount, approximately $4.5 million, or 12.3%, of these loans were fixed-rate commercial, multi-family and agricultural real estate loans and approximately $31.9 million, or 87.7%, were adjustable-rate loans. At March 31, 2012, all of these loans were performing. The largest commercial real estate loan was a $3.5 million line of credit of which $1.5 million was participated to another institution.

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

State and Municipal Government Loans. The Bank originates both fixed and adjustable loans for state and municipal governments. At March 31, 2012, the Bank’s loans to state and municipal governments totaled $1.5 million, or 1.2% of the total loan portfolio, of which 28.9% were fixed and 71.1% were adjustable. All of these loans were performing at March 31, 2012. Loans to state and municipal governments are generally at a lower rate than consumer or commercial loans due to the tax-free nature of municipal loans.

For underwriting purposes, the Bank does not require financial documentation as long as the loan is to the general obligation of the local entity. However, proper documentation in the entity’s minutes, from a board meeting when a quorum was present, that indicates the approval to seek a loan and for the authorized individuals to sign for the loan, is required.

Consumer and Other Lending. The Bank offers secured and unsecured consumer and other loans. Secured loans may be collateralized by a variety of asset types, including automobiles, mobile homes, equity securities, and deposits. The Bank currently originates substantially all of its consumer and other loans in its primary market area. At March 31, 2012, the Bank’s consumer and other loan portfolio totaled $16.6 million, or 12.9%, of its gross loan portfolio, of which approximately 99.6% were fixed-rate loans.

A significant component of the Bank’s consumer loan portfolio consists of new and used automobile loans. These loans generally have terms that do not exceed six years. Generally, loans on vehicles are made in amounts up to 105% of the sales price or the value as quoted in BlackBook USA, whichever is least. At March 31, 2012, the Bank’s automobile loans totaled $14.1 million, or 11.0%, of the Bank’s gross loan portfolio. These loans were originated predominately on a direct and indirect lending basis. At March 31, 2012, indirect automobile loans totaled $3.7 million of the $14.1 million automobile loans.

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

Consumer and other loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Indirect auto lending presents additional underwriting and credit risks. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At March 31, 2012, $24,000 of the Bank’s consumer and other loans were non-performing. There can be no assurances that additional delinquencies will not occur in the future.

Commercial Business. The Bank also originates commercial business and agricultural finance loans. At March 31, 2012, approximately $17.5 million, or 13.6% of the Bank’s gross loan portfolio, was comprised of commercial business and agricultural finance loans. Of the $17.5 million, approximately $7.0 million, or 40.3%, were fixed-rate loans and approximately $10.5 million, or 59.7%, were adjustable-rate loans. At March 31, 2012, $632,000 of the Bank’s commercial business and agricultural finance loans were non-performing. The largest commercial business or agricultural finance loan was a $9.0 million line of credit of which $6.0 million was participated to other financial institutions.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business and agricultural finance loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business and agricultural finance loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). The Bank’s commercial business and agricultural finance loans are usually, but not always, secured by business or personal assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At March 31, 2012, $39,000 of the Bank’s commercial business and agricultural finance loans were unsecured.

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

While the Bank currently originates adjustable-rate and fixed-rate loans, its ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For the year ended March 31, 2012, the Bank had total originations of $ 97.0 million in loans, of which $71.5 million were fixed-rate loans and $25.5 million were adjustable-rate loans, compared to total originations of $122.2 million in loans, of which $68.1 million were fixed rate loans and $54.1 million were adjustable rate loans for the year ended March 31, 2011. The decrease in total loan originations from 2012 to 2011 is a result of a slow-down in commercial real estate and commercial loan demand.

The Bank sold $41.6 million in one- to four-family loans through market programs during the year ended March 31, 2012. Sales of these loans generally are beneficial to the Bank since these sales may produce future servicing income, provide funds for additional lending and other investments, and increase liquidity. The Bank sells loans pursuant to forward sales commitments and, therefore, an increase in interest rates after loan origination and prior to sale should not adversely affect the Bank’s income at the time of sale.

The following table shows the loan origination, purchase, sale and repayment activities of the Bank for the periods indicated.

	Year Ended March 31,
	2012	2011
	(Dollars in Thousands)

Originations By Type:
Real estate:
Residential	$62,010	$59,121
Commercial	11,718	17,630

Other:
Consumer and other loans	11,414	14,481
State & Municipal Government	1,575	252
Commercial business	10,293	30,683
Total loans originated	97,010	122,167

Purchases:
Real estate:
Commercial	---	---

Other:
Commercial business and	---	---
Other loan	---	---
Total loan purchases	---	---

Sales And Repayments:
Real estate:
Residential	41,592	39,480
Commercial	2,200	1,100

Other:
Commercial business	---	7,000
Total sales	43,792	47,580

Principal reductions	46,458	54,599

Decreases in other items, net	594	944

Net increase in gross loans	$6,166	$19,044

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

The following table sets forth the Bank’s loan delinquencies by type, by amount and by percentage of type at March 31, 2012.

	Loans Delinquent For:
	30-89 Days(1)			90 Days and Over(1)				Nonaccrual			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount		Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)

Real Estate:
One- to four-family	3	$126	0.27%	---	$	---	---%	7	$467	1.01%	10	$593	1.28%
Home equity	---	---	---	---		---	---	1	8	0.20	1	8	0.20
Commercial	1	28	0.08	---		---	---	---	---	---	1	28	0.08
Consumer and others	6	46	0.28	---		---	---	2	24	0.14	8	70	0.42
State & municipal gov’t	1	8	0.52	---		---	---	---	---	---	1	8	0.52
Commercial business	---	---	---	---		---	---	2	632	3.62	2	632	3.62

Total	11	$208	0.16%	---	$	---	---%	12	$1,131	0.88%	23	$1,339	1.04%

(1) Loans are still accruing.

Non-Performing Assets. The table below sets forth the amounts and the two categories of non-performing assets in the Bank’s loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful. Foreclosed assets include assets acquired in settlement of loans.

	Year Ended March 31,
	2012	2011
	(Dollars in thousands)
Non-accruing loans:
One- to four-family	$467	$52
Home equity line of credit	8
Commercial real estate	---	239
Consumer and other	24	40
Commercial business	632	6
Total	1,131	337

Foreclosed assets:
One- to four-family	86	203
Commercial real estate	---	15
Total	86	218

Total non-performing assets	$1,217	$555
Total as a percentage of total assets	0.56%	0.27%

For the year ended March 31, 2012, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $56,000. This represents $56,000 that would have been included in interest income on such loans for the year ended March 31, 2012 had such loans performed as expected.

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

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may order the establishment of additional general or specific loss allowances.

In connection with the filing of its periodic reports with the OCC and in accordance with its classification of assets policy, the Bank regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations. On the basis of management’s review of its assets, at March 31, 2012, the Bank had classified a total of $939,000 of its assets as substandard and $1.2 million as doubtful. At March 31, 2012, total classified assets comprised $2.3 million, or 11.9%, of the Company’s capital, and 1.1% of the Company’s total assets.

Other Loans of Concern. As of March 31, 2012, there were $7.0 million in loans identified, but not classified, by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the business have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

Real estate properties acquired through foreclosure are recorded at the fair value minus 20% of the fair value if the property is appraised at $50,000 or less. If the property is appraised at greater than $50,000, then the property is recorded at the fair value less 10% of the fair value. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At March 31, 2012, the Bank had two real estate properties acquired through foreclosure. Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank’s allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, the OCC, as an integral part of the examination process, periodically reviews the Bank’s allowance for loan losses. The OCC may require the Bank to increase the allowance, or change the classification that the Bank has assigned to various assets, based upon its judgment of the information available to it at the time of its examination. At March 31, 2012, the Bank had a total allowance for loan losses of $1.4 million, representing 1.1% of the Bank’s loans, net. See Note 4 of Notes to Consolidated Financial Statements.

The distribution of the Bank’s allowance for losses on loans at the dates indicated is summarized as follows:

	March 31,
	2012			2011
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Residential real estate	$382	$56,403	43.92%	$581	$52,619	43.04%
Commercial real estate	198	36,421	28.36	365	33,898	27.72
State & municipal government loans	---	1,543	1.20	---	764	0.62
Consumer and other loans	142	16,594	12.92	31	15,852	12.97
Commercial business	661	17,470	13.60	168	19,132	15.65
Unallocated	---	---	---	---	---	---
Total	$1,383	$128,431	100.00%	$1,145	$122,265	100.00%

The following table sets forth an analysis of the Bank’s allowance for loan losses.

	Year Ended March 31,
	2012	2011
	(Dollars in thousands)

Balance at beginning of year	$1,145	$973

Charge-offs:
Residential real estate	30	333
Commercial real estate	87	169
Consumer and other loans	91	54
Commercial business	297	69
Total:	505	625

Recoveries:
Commercial real estate	---	24
Consumer and other loans	45	38
Total:	45	62
Net charge-offs	460	563
Additions charged to operations	698	735
Balance at end of year	$1,383	$1,145

Ratio of net charge-offs during the year to average loans outstanding during the year	0.37%	0.49%

Ratio of net charge-offs during the year to average non-performing assets	77.37%	163.35%

Investment Activities

General. The Bank also invests in GSE issued residential and commercial mortgage-backed securities (“mortgage-backed securities”), GSE securities, obligations of states or political subdivisions and other debt securities. At March 31, 2012, residential mortgage-backed securities totaled approximately $32.6 million, or 63.6%, of the Bank’s total available-for-sale and held-to-maturity investment and mortgage-backed securities portfolio, while commercial mortgage-backed securities totaled approximately $1.0 million, or 1.9%, of the Bank’s total available-for-sale and held-to-maturity investment and mortgage-backed securities portfolio. Government securities, obligations of state and political subdivisions and other debt securities totaled $17.7 million, or 34.5%, of the Bank’s total investment and mortgage-backed securities portfolio.

While neither national banks nor their holding companies are subject to a minimum prescribed requirement, historically, the Bank and the Company have generally maintained liquid assets at levels believed adequate by management to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Generally, the investment policy of the Bank, as established by the Board of Directors, is to invest funds among various categories of investments and maturities based upon the Bank’s liquidity needs, asset/liability management policies, investment quality, marketability and performance objectives. As with all the Bank's operations, the Bank's investment policy is subject to review and comment by our regulators.

Investment Securities. At March 31, 2012, the Bank’s investment securities, excluding mortgage-backed securities, totaled $17.7 million, or 8.2% of its total assets. It has been the Bank’s general policy to invest in obligations of state and political subdivisions, federal agency obligations and other investment securities. At March 31, 2012, the Bank classified $16.5 million of its investment securities, excluding mortgage-backed securities, as available for sale and $1.2 million as held-to-maturity.

National banks are restricted in investments in corporate debt and equity securities. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank’s unimpaired capital and unimpaired surplus as defined by federal regulations, which totaled approximately $18.0 million as of March 31, 2012, plus an additional 10% if the investments are fully secured by readily marketable collateral. At March 31, 2012, the Bank was in compliance with this regulation. See “Regulation -- Federal Regulation of National Banks” for a discussion of additional restrictions on the Bank’s investment activities. See Note 3 of Notes to Consolidated Financial Statements.

The following table sets forth the composition of the Bank’s held-to-maturity securities.

	March 31,
	2012		2011
	Amortized Cost	Market Value	Amortized Cost		Market Value
	(Dollars in thousands)

State and political subdivisions	$1,225	$1,342	$	---	$	---

Total held-to-maturity securities	$1,225	$1.342	$	---	$	---

The following table sets forth the composition of the Bank’s available-for-sale securities.

	March 31,
	2012		2011
	Market Value	% of Total	Market Value	% of Total
	(Dollars in thousands)

U.S. Government sponsored enterprises (“GSE”)	$14,877	29.69%	$12,345	23.89%
Mortgage-backed securities, GSE, residential	32,631	65.13	33,995	65.78
Mortgage-backed securities, GSE, commercial	996	1.99	1,455	2.82
State and political subdivisions	1,596	3.19	3,882	7.51

Total available for sale	$50,100	100.00%	$51,677	100.00%

Average remaining life of total available-for-sale and held-to-maturity securities	27.04 Years		15.38 Years

Other interest-earning assets:
Interest-bearing deposits with banks	20,551	100.00	17,813	100.00
Total other interest earnings investments	$20,551	100.00%	17,813	100.00%

The Bank’s investment securities portfolio at March 31, 2012, contained no securities of any issuer with an aggregate book value in excess of 10% of the Bank’s retained earnings, excluding those issued by the U.S. government, or its agencies.

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

Mortgage-Backed Securities. The Bank invests in U.S. government sponsored enterprise obligations secured by residential properties. At March 31, 2012, the Bank’s investment in mortgage-backed securities totaled $33.6 million, or 15.6%, of its total assets. All of the mortgage-backed securities are classified as available for sale. At March 31, 2012, the Bank did not have a trading portfolio.

The following table sets forth the maturities of the Bank’s mortgage-backed securities at March 31, 2012.

	Due in
	1 Year or Less		1 to 5 Years	5 to 10 Years	10 Years or More	Total

Federal Home Loan Mortgage Corporation	$	---	$298	$1,615	$3,040	$4,953
Weighted Average Rate		---	4.92%	4.84%	3.76%	4.18%

Federal National Mortgage Company		---	360	1,703	9,524	11,587
Weighted Average Rate		---	4.03	4.57	4.41	4.42

Government National Mortgage Company		---	---	202	16,885	17,087
Weighted Average Rate		---	---	3.79	2.45	2.47

Total	$	---	$658	$3,520	$29,449	$33,627
Weighted Average Rate		---%	4.44%	4.65%	3.22%	3.39%

Trust Services

The Bank offers wealth management and trust services to its higher net worth customers to assist them in investment, tax and estate planning. The Bank earns fees for managing client’s assets and providing trust services. Revenues from wealth management and trust services comprised less than one percent of the Bank’s revenue for the period during which such services have been offered. Total assets held in trust at March 31, 2012 were $8.6 million.

Sources of Funds

General. The Bank’s primary sources of funds are deposits, receipt of principal and interest on loans and securities, interest earned on deposits with other banks, and other funds provided from operations. When additional funds are required, beyond the primary sources of funds, the Bank utilizes federal funds purchased, advances from the FHLB of Chicago, borrowings from the discount window of the Federal Reserve and a line of credit from an unaffiliated financial institution.

Borrowings. The Bank has used FHLB advances to support lending activities and to assist in the Bank’s asset/liability management strategy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management.” The Bank maintains a $17.6 million line of credit with the FHLB, of which no funds were advanced at March 31, 2012. This line can be accessed immediately and is secured by a blanket lien on qualifying one- to four-family residential loans held by the Bank. The available line of credit with the FHLB was reduced, at March 31, 2012, by $943,000 for the credit enhancement reserve established as a result of the participation in the FHLB MPF program resulting in an available balance of $16.6 million. See Note 10 of Notes to Consolidated Financial Statements.

The Company maintains a $6.7 million revolving federal funds line of credit with a correspondent financial institution and has also established borrowing capabilities of up to $3.0 million at the discount window with the Federal Reserve Bank of St. Louis. No funds were borrowed on either line at March 31, 2012.

The Company also maintains a $2.5 million revolving line of credit, of which no funds were outstanding at March 31, 2012, with an unaffiliated financial institution. The interest rate on the line of credit is tied to the prime commercial rate. The rate on the note at March 31, 2012 was 3.50%. The note matures on September 30, 2012 and is secured by 100% stock of the Bank. The Company plans to renew the line of credit at maturity. See Note 9 of Notes to Consolidated Financial Statements.

Securities sold under agreements to repurchase (“repurchase agreements”) are also used by the Bank for funding sources. At March 31, 2012, the Company had $12.9 million in repurchase agreements which are secured by investment securities owned by the Company and held in safekeeping at The Independent BankersBank (“TIB”). The agreements have an average rate of 0.14% at March 31, 2012 and mature periodically within 12 months. See Note 8 of Notes to Consolidated Financial Statements.

Deposits. The Bank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank’s deposits consist of demand accounts, both interest-bearing and non-interest bearing, statement savings accounts, health savings accounts, money market deposit accounts, NOW accounts, IRA accounts, and certificate accounts. The certificate accounts typically range in terms from 90 days to 54 months. The Bank also offers a variable rate certificate for children that matures on the child’s 18th birthday. The Bank has a significant amount of deposits that will mature within one year. However, management expects that substantially all of the deposits will be renewed.

The Bank relies primarily on advertising, competitive pricing policies and customer service to attract and retain these deposits. Currently, the Bank solicits deposits from its market area only, and generally does not utilize brokered deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition.

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

The following table sets forth the deposit flows at the Bank during the periods indicated.

	Year Ended March 31,
	2012	2011
	(Dollars in thousands)

Opening balance	$176,352	$149,312
Deposits	1,408,006	1,301,993
Withdrawals	(1,404,274)	(1,276,826)
Interest credited	1,204	1,873

Ending balance	181,288	176,352

Net increase	$4,936	$27,040

Percent increase	2.80%	18.11%

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Bank for the periods indicated.

	March 31,
	2012		2011
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)

Transactions and Savings Deposits:

Non-interest bearing demand (0.00%)	$29,968	16.53%	$23,490	13.32%
Statement savings and money market accounts (0.15%)	32,880	18.14	28,130	15.95
Interest-bearing checking and NOW accounts (0.77%)	71,241	39.30	68,991	39.12

Total non-certificates	134,089	73.97	120,611	68.39

Certificates:
0.05 – 1.99%	33,558	18.51%	24,242	13.75%
2.00 – 3.99%	10,749	5.93	26,753	15.17
4.00 – 5.99%	2,892	1.59	4,746	2.69

Total certificates	47,199	26.03	55,741	31.61
Total deposits	$181,288	100.00%	$176,352	100.00%

The following table shows rate and maturity information for the Bank’s certificates of deposit as of March 31, 2012.

	0.05 - 1.99%	2.00 - 3.99%	4.00 - 5.99%	Total	Percent of Total	Weighted Average Rate
(Dollars in thousands)
Certificate accounts maturing
In quarter ending:
June 30, 2012	$5,114	$3,246	$946	$9,306	19.72%	1.61%
September 30, 2012	3,454	2,855	793	7,102	15.04	2.71
December 31, 2012	4,648	848	---	5,496	11.64	1.46
March 31, 2013	5,519	301	---	5,820	12.33	1.52
June 30, 2013	4,024	56	327	4,407	9.34	1.96
September 30, 2013	3,187	108	826	4,121	8.73	1.75
December 31, 2013	1,404	66	---	1,470	3.11	1.75
March 31, 2014	2,568	126	---	2,694	5.71	1.74
June 30, 2014	1,779	590	---	2,369	5.02	1.40
September 30, 2014	424	558	---	982	2.08	2.02
December 31, 2014	387	192	---	579	1.23	1.65
March 31, 2015	170	394	---	564	1.20	2.64
Thereafter	880	1,409	---	2,289	4.85	2.55

Total	$33,558	$10,749	$2,892	$47,199	100.00%	1.86%

Percent of total	71.10%	22.77%	6.13%	100.00%

The following table indicates the amount of the Bank’s certificates of deposit and other deposits by time remaining until maturity as of March 31, 2012.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 months	Total

Certificates of deposit less than $100,000	$5,365	$4,913	$7,432	$13,213	$30,923

Certificates of deposit of $100,000 or more	1,958	1,528	3,488	6,262	13,236

Public funds of $100,000 or more (1)	1,983	661	396	---	3,040

Total certificates of deposit	$9,306	$7,102	$11,316	$19,475	$47,199

(1)	Deposits from governmental and other public entities.

Subsidiary Activities

As a national bank, the Bank is able to invest unlimited amounts in subsidiaries that are engaged in activities in which the Bank itself may engage. In addition, a national bank may invest limited amounts in subsidiaries that provide banking services, such as data processing, to other financial institutions. At March 31, 2012, the Bank had no subsidiaries.

Code of Ethics

A copy of the Company’s Code of Ethics may be obtained, without charge, by any stockholder upon written request to Secretary, c/o First Robinson Financial Corporation, 501 East Main Street, Robinson, Illinois 62454, or it can be found at www.frsb.net in the Investor Relations section under the About Us tab.

Competition

The Bank faces rigorous competition, both in originating real estate, commercial and consumer loans, and in attracting deposits. Competition in originating loans comes primarily from commercial banks and credit unions located in the Bank’s market area. The Bank competes for real estate and other loans principally on the basis of the quality of services it provides to borrowers, the interest rates and loan processing fees it charges, and the types of loans it originates. See “-- Lending Activities.”

The Bank attracts its deposits through its retail banking offices and through its internet site at www.frsb.net. Direct competition for those deposits is principally from retail brokerage offices, commercial banks and credit unions located in their market area. The Bank competes for these deposits by offering a variety of account alternatives at competitive rates and by providing convenient business hours. The Bank experiences indirect competition for deposits from other financial intermediaries, such as money market mutual funds.

The Bank primarily serves Crawford County, surrounding counties in Illinois and Knox County, and surrounding counties in Indiana. There are six commercial banks and one credit union, other than the Bank, which compete for deposits and loans in Crawford County. In Vincennes, Indiana, there are seven commercial banks and one credit union, other than the Bank, competing for deposits and loans.

Regulation

General. The Company is a registered bank holding company, subject to broad federal regulation and oversight by the Board of Governors of the Federal Reserve Bank (“FRB” or "Federal Reserve"). The Bank is a national bank, subject to broad financial regulation and oversight by the OCC. The Bank is a member of the Deposit Insurance Fund (the “DIF”) and the deposits of the Bank are insured up to applicable regulating limits by the FDIC.  Accordingly, the Bank and the Company are subject to extensive supervision as to all their operations by the OCC, the Federal Deposit Insurance Corporation (“FDIC”), and the FRB. The Bank is also a member of the FHLB of Chicago.

Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document. See Note 14 of Notes to Consolidated Financial Statements.

Federal Regulation of National Banks. The OCC has extensive authority over the operations of national banks. As part of this authority, the Bank is required to file periodic reports with the OCC and is subject to periodic examination by the OCC. All national banks are subject to a semi-annual assessment, based upon the bank’s total assets, to fund the operations of the OCC.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“the Dodd-Frank Act”) . In response to the current national and international economic recession and to strengthen supervision of financial institutions and systemically important nonbank financial institutions, Congress and the U.S. government have taken a variety of actions, including the enactment of the Dodd-Frank Act on July 21, 2010. The Dodd-Frank Act represents the most comprehensive change to banking laws since the Great Depression of the 1930s and mandates changes in several key areas: regulation and compliance (both with respect to financial institutions and systemically important nonbank financial companies), securities regulation, executive compensation, regulation of derivatives, corporate governance, transactions with affiliates, deposit insurance assessments, source of strength requirements and consumer protection. While the changes in the law required by the Dodd-Frank Act have had and will continue to have a major impact on large institutions, even relatively small institutions such as ours are affected. Pursuant to the Dodd-Frank Act, the Bank will be subject to regulations promulgated by a new consumer protection bureau housed within the Federal Reserve, known as the Consumer Financial Protection Bureau (the “Bureau” or “CFPB”). The Bureau is in the process of consolidating rules and orders with respect to consumer financial products and services and will have substantial power to define the rights of consumers and responsibilities of lending institutions, such as the Bank. The Bureau will not, however, examine or supervise the Bank for compliance with such regulations; rather, based on its size, enforcement authority will remain with the Bank’s primary federal regulator, the OCC, although the Bank may be required to submit reports or other materials to the Bureau upon its request.

In addition, the Dodd-Frank Act, among other things, imposes new capital requirements on bank holding companies; provides that a bank holding company must serve as a source of financial and managerial strength to each of its subsidiary banks and stand ready to commit resources to support each of them, changes the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base, and permanently raises the current standard deposit insurance limit to $250,000; it also extends unlimited insurance for noninterest-bearing transaction accounts through 2012 and expands the FDIC’s authority to raise insurance premiums. The legislation also calls for the FDIC to raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion. The Dodd-Frank Act also limits interchange fees payable on debit card transactions, establishes the CFPB, which has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contains provisions on mortgage-related matters such as steering incentives, and determinations as to a borrower’s ability to repay and prepayment penalties.

On June 28, 2011, the Federal Reserve Board approved a final debit card interchange rule that caps a debit card issuer’s base fee at 21 cents per transaction and allows an additional 5 basis-point charge per transaction to help cover fraud losses. The Federal Reserve Board issued an interim final rule that also allows a fraud-prevention adjustment of 1 cent per transaction conditioned upon a credit card issuer adopting effective fraud prevention policies and procedures. The Federal Reserve Board also adopted requirements that issuers include two unaffiliated networks for routing debit transactions. Compliance for most types of debit cards was required by April 1, 2012. The effective date for the pricing restrictions was October 1, 2011. The new pricing restriction has not had and is not expected to have a material impact on the Company.

The Dodd-Frank Act also includes provisions that affect corporate governance and executive compensation at all publicly-traded companies and allows financial institutions to pay interest on business checking accounts. The legislation also restricts proprietary trading, places restrictions on the owning or sponsoring of hedge and private equity funds, and regulates the derivatives activities of banks and their affiliates. The Dodd-Frank Act establishes the Financial Stability Oversight Council, which is to identify threats to the financial stability of the U.S., promote market discipline, and respond to emerging threats to the stability of the U.S. financial system.

The Collins Amendment to the Dodd-Frank Act, among other things, eliminates certain trust preferred securities from Tier I capital. Preferred securities issued under the U.S. Treasury’s Troubled Asset Relief Program (“TARP”) are exempted from this treatment. In the case of certain trust preferred securities issued prior to May 19, 2010 by bank holding companies with total consolidated assets of $15 billion or more as of December 31, 2009, these “regulatory capital deductions” are to be phased in incrementally over a period of three years beginning on January 1, 2013. This provision also requires the federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies. Regulations implementing the Collins Amendment became effective on July 28, 2011, and set as a floor for the capital requirements of the holding company and the Company a minimum capital requirement computed using the Federal Reserve’s risk-based capital rules. Additional rulemaking as to the Collins Amendment is expected.

A separate legislative proposal would impose a new fee or tax on U.S. financial institutions as part of the 2010 budget plans in an effort to reduce the anticipated budget deficit and to recoup losses anticipated from the TARP. Such an assessment is estimated to be 15-basis points, levied against bank assets minus Tier 1 capital and domestic deposits. It appears that this fee or tax would be assessed only against the 50 or so largest financial institutions in the U.S., which are those with more than $50 billion in assets, and therefore would not directly affect us. However, the large banks that are affected by the tax may choose to seek additional deposit funding in the marketplace, driving up the cost of deposits for all banks. The administration has also considered a transaction tax on trades of stock in financial institutions and a tax on executive bonuses.

The U.S. Congress has also recently adopted additional consumer protection laws such as the Credit Card Accountability Responsibility and Disclosure Act of 2009, and the Federal Reserve has adopted numerous new regulations addressing banks’ credit card, overdraft and mortgage lending practices. The CFPB, which now has primary authority with respect to implementing most consumer financial protection laws and related regulations, has also indicated that additional regulations and guidance will be forthcoming that affects these areas of the Bank's operations. Additional consumer protection legislation and regulatory activity is anticipated in the near future.

Internationally, both the Basel Committee on Banking Supervision and the Financial Stability Board (established in April 2009 by the Group of Twenty (“G-20”) Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation and transparency) have committed to raise capital standards and liquidity buffers within the banking system (“Basel III”). On September 12, 2010, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 equity ratio to 6.0%, with full implementation by January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with implementation by January 2019. The U.S. federal banking agencies have yet to propose regulations for implementing Basel III. On September 28, 2011, the Basel Committee announced plans to consider adjustments to the first liquidity change to be imposed under Basel III, which change would take effect on January 1, 2015. The liquidity coverage ratio being considered would require banks to maintain an adequate level of unencumbered high-quality liquid assets sufficient to meet liquidity needs for a 30 calendar day time horizon.

Bank Holding Company Activities and Other Limitations.

The Company is subject to ongoing regulation, supervision, and examination by the Federal Reserve Board, and is required to file with the Federal Reserve Board periodic and annual reports and other information concerning its own business operations and those of its subsidiaries. In addition, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended (“Bank Holding Company Act”). Under the provisions of the Bank Holding Company Act, a bank holding company must obtain Federal Reserve Board approval before it acquires direct or indirect ownership or control of more than 5% of the voting shares of another bank, or merges or consolidates with another bank holding company. The Federal Reserve Board also has authority under certain circumstances to issue cease and desist orders against bank holding companies and their non-bank subsidiaries.

A bank holding company is prohibited under the Bank Holding Company Act, with limited exceptions, from engaging, directly or indirectly, in any business unrelated to the businesses of banking or managing or controlling banks. One of the exceptions to these prohibitions permits ownership by a bank holding company of the shares of any corporation if the Federal Reserve Board, after due notice and opportunity for hearing, by regulation or order has determined that the activities of the corporation in question are so closely related to the businesses of banking or managing or controlling banks as to be a proper incident thereto.

Under provisions in the Dodd-Frank Act and Federal Reserve Board policy, a bank holding company such as the Company is expected to act as a source of financial strength to its banking subsidiaries and to commit support to them. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain capital of a subsidiary bank will be assumed by the bankruptcy trustee and be entitled to a priority of payment. In addition, any capital loans by a bank holding company to any of its subsidiary banks must be subordinated in right of payment to deposits and to certain other indebtedness of such subsidiary bank. As of March 31, 2012, the Bank was the only depository institution subsidiary of the Company.

The Homeowners Affordability and Stability Plan (“HASP”) . Announced in February, 2009, the HASP is a $75.0 billion dollar federal program providing for loan modifications targeted at borrowers who are at risk of foreclosure because their incomes are not sufficient to meet their mortgage payments. The program is scheduled to run through December 31, 2013. It is anticipated that this program will have minimal impact on the Company.

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

S.A.F.E. Act Requirements . On July 28, 2010, the OCC issued final rules requiring residential mortgage loan originators who are employees of national banks to meet the registration requirements of the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (the “S.A.F.E. Act”). The S.A.F.E. Act requires residential mortgage loan originators who are employees of regulated financial institutions to be registered with the Nationwide Mortgage Licensing System and Registry, a database created by the Conference of State Bank Supervisors and the American Association of Residential Mortgage Regulators to support the licensing of mortgage loan originators by the states (the “Registry”). The CFPB has rulemaking authority with respect to the S.A.F.E. Act, and published a new Regulation G to implement this act on December 19, 2011. Employees of regulated financial institutions are generally prohibited from originating residential mortgage loans unless they are registered.

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

The increase in deposit insurance coverage to up to $250,000 per customer, the FDIC’s expanded authority to increase insurance premiums, as well as the recent increase and anticipated additional increase in the number of bank failures have resulted in an increase in deposit insurance assessments for banks. The FDIC, absent extraordinary circumstances, is required by law to return the insurance reserve ratio to a 1.15 percent ratio no later than the end of 2013, and to 1.35% by September 30, 2020. Citing extraordinary circumstances, the FDIC has extended the time within which the reserve ratio must be restored to 1.15 percent from five to eight years.

Non-interest bearing transaction accounts are fully insured by the FDIC through December 31, 2012. This coverage is separate from the coverage provided by other accounts maintained at the same depository institution. This coverage is available to all depositors, including consumer businesses and governmental entities.

On February 7, 2011, the FDIC adopted a rule which redefines the assessment base for deposit insurance as required by the Dodd-Frank Act, makes changes to assessment rates, implements the Dodd-Frank Act’s Deposit Insurance Fund dividend provisions, and revises the risk-based assessment system for large insured depository institutions (institutions with at least $10 billion in total assets).

If the FDIC is appointed conservator or receiver of a bank upon the bank’s insolvency or the occurrence of other events, the FDIC may sell some, part or all of a bank’s assets and liabilities to another bank or repudiate or disaffirm most types of contracts to which the bank was a party if the FDIC believes such contract is burdensome. In resolving the estate of a failed bank, the FDIC as receiver will first satisfy its own administrative expenses, and the claims of holders of U.S. deposit liabilities also have priority over those of other general unsecured creditors.

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

FICO Assessments . DIF-insured institutions are required to pay a quarterly Financing Corporation (FICO) assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the quarter ended March 31, 2012, the FICO assessment rate for the Bank was 1.65 basis points per $100 of assessable assets less tangible capital. The Bank’s FICO assessment expense for fiscal year ended March 31, 2012 was $13,800. Management believes this expense will be comparable for the fiscal year ending March 31, 2013.

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

In recent OCC guidance, the OCC stated its expectation that every national bank, regardless of size, have an effective internal process to (1) assess its capital adequacy in relation to its overall risks, and (2) plan for maintaining appropriate capital levels. National banks were further advised to maintain capital well above regulatory minimum capital ratios. Under this current regulatory scheme, Bank management believes that it will meet the capital requirements set forth above. Economic downturns in the Bank’s market, and other local and national events, however, could adversely affect the Bank’s earnings, thereby affecting its ability to meet its capital requirements.

Federal Reserve Board Capital Requirements.

The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. The Federal Reserve Board capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier I or core capital and up to one-half of that amount consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders’ equity and perpetual preferred stock, subject in the case of the latter to limitations on the kind and amount of such perpetual preferred stock that may be included as Tier I capital, less goodwill and, with certain exceptions, other intangibles. Tier II capital generally consists of hybrid capital instruments, perpetual preferred stock that is not eligible to be included as Tier I capital, term subordinated debt and intermediate-term preferred stock and, subject to limitations, allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets, which are typically held by a bank holding company, including multi-family residential and commercial real estate loans, commercial business loans and commercial loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

The federal bank regulatory agencies’ risk-based capital guidelines for years have been based upon the 1988 capital accord (“Basel I”) of the Basel Committee, a committee of central bankers and bank supervisors from the major industrialized countries. This body develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In 2004, it proposed a new capital adequacy framework (“Basel II”) for large, internationally active banking organizations to replace Basel I. Basel II was designed to produce a more risk-sensitive result than its predecessor. However, certain portions of Basel II entail complexities and costs that were expected to preclude their practical application to the majority of U.S. banking organizations that lack the economies of scale needed to absorb the associated expenses.

Effective April 1, 2008, the U.S. federal bank regulatory agencies adopted Basel II for application to certain banking organizations in the United States. The new capital adequacy framework applies to organizations that: (i) have consolidated assets of at least $250 billion; or (ii) have consolidated total on-balance sheet foreign exposures of at least $10 billion; or (iii) are eligible to, and elect to, opt-in to the new framework even though not required to do so under clause (i) or (ii) above; or (iv) as a general matter, are subsidiaries of a bank or bank holding company that uses the new rule. During a two-year phase in period, organizations required or electing to apply Basel II will report their capital adequacy calculations separately under both Basel I and Basel II on a “parallel run” basis. Given the high thresholds noted above, the Company is not required to apply Basel II and does not expect to apply it in the foreseeable future.

In early June 2012, the federal banking regulators, including the Federal Reserve and the OCC, issued proposed rules to implement Basel III. The proposal, which reworks the "standardized approach," sets forth new requirements related to the quality and quantity of capital insured depository institutions must hold, includes requirements that increase the quantity and quality of capital required and revises the definition of "capital" to improve the ability of regulatory capital instruments to absorb losses. In addition, the Basel III proposal would revise the prompt corrective action framework by incorporating the new regulatory capital minimums and updating the definition of “tangible common equity”. Additional provisions relate to the calculations for risk-weighted assets. The proposal, which has been described as "extremely complex," was required to ensure that the way banks measure risk weights was more updated and risk-sensitive and to ensure compliance with provisions in the Dodd-Frank Act that bars regulators from issuing rules that reference external credit ratings. Comments on these proposed rules are due September 7, 2012 and it cannot be determined when the final rules will be published. Nonetheless, it is expected that the Bank's and the Company's capital requirements will increase. As a result, notwithstanding the Bank's status as "well-capitalized," Management is exploring alternatives to raise additional capital to support its operations.

Source of Strength Doctrine.

Under provisions in the Dodd-Frank Act, as well as Federal Reserve Board policy and regulation, a bank holding company must serve as a source of financial and managerial strength to each of its subsidiary banks and is expected to stand prepared to commit resources to support each of them. Consistent with this, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company should generally not maintain a given rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the organization’s capital needs, asset quality, and overall financial condition.

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

At March 31, 2012, the Bank was categorized as well capitalized under the OCC’s prompt corrective action regulations.

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

Federal Reserve System.

The FRB requires all depository institutions to maintain reserves at specified levels against their transaction accounts (primarily checking and NOW checking accounts). At March 31, 2012, the Bank had $3.0 million in reserve and had $309,400 in FRB stock, which was in compliance with these reserve requirements.

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

Regulations pursuant to the BHCA generally require prior Federal Reserve Board approval for an acquisition of control of an insured institution (as defined in the Act) or holding company thereof by any person (or persons acting in concert). Control is deemed to exist if, among other things, a person (or persons acting in concert) acquires more than 25% of any class of voting stock of an insured institution or holding company thereof. Under the Change in Bank Control Act ("CBCA"), control is presumed to exist subject to rebuttal if a person (or persons acting in concert) acquires more than 10% of any class of voting stock and either (i) the corporation has registered securities under Section 12 of the Securities Exchange Act of 1934, or (ii) no person will own, control or hold the power to vote a greater percentage of that class of voting securities immediately after the transaction. The concept of acting in concert is very broad and also is subject to certain rebuttable presumptions, including among others, that relatives, business partners, management officials, affiliates and others are presumed to be acting in concert with each other and their businesses.

Dividends. The FRB previously issued a policy statement, with which the Company is in compliance, on the payment of cash dividends by bank holding companies, which expresses the FRB’s view that a bank holding company should pay cash dividends only to the extent that the Company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the Company’s capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the FRB, the FRB may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.” See “Regulation -- Prompt Corrective Action.”

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

Capital Requirements . The FRB has established capital requirements for bank holding companies that generally parallel the capital requirements for national banks. For bank holding companies with consolidated assets of less than $500 million, such as the Company, compliance is measured on a case-by-case basis. See “Regulation -- National Banks” and “Capital Requirements.” The Company’s capital exceeds such requirements.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB of Chicago. At March 31, 2012, the Bank had $879,400 in FHLB stock.

The FHLB of Chicago entered into a cease-and-desist order (“Order”) with the Federal Housing Finance Board (“FHFB”), the predecessor to the FHFA, its regulator, on October 10, 2007. The order prohibited capital stock repurchases and redemptions and the payments of dividends without regulatory approval. Dividends were suspended by the FHLB of Chicago at the end of the third quarter in 2007. On July 23, 2008, the FHFB amended this cease-and-desist order to permit the FHLB of Chicago to repurchase or redeem newly-issued capital stock to support new advances, subject to certain conditions set forth in the Order. The FHFB permitted this modification because it determined that permitting the FHLB of Chicago to do this would help it to grow its advances business, and thereby, improve its financial condition while preserving the stability of its existing capital stock.

The FHLB paid quarterly dividends at the annualized rate of 10 basis points in calendar year 2011 and the first quarter of 2012. The payment of this dividend was approved by the FHFB, which is required by a specific provision in the Order. The cease-and-desist order was terminated as of April 18, 2012. As such, the FHLB can now declare quarterly dividends without the consent of the regulator, subject to the dividend payment being at or below the average of the three-month LIBOR for that quarter and the payment of the dividend will not result in the FHLB’s retain earnings falling below the level at the previous year-end.

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

Employees

At March 31, 2012, the Company and the Bank had a total of 57 full-time and 17 part-time employees. The Company’s and the Bank’s employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

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

As a result of the economic slowdown, financial institution regulatory agencies have been and are expected to continue to be aggressive in responding to concerns and trends identified in examinations. A continued weak economy, negative developments in the financial services industry and the impact of recently passed legislation could adversely impact our operations, including our ability to originate or sell loans, and adversely impact our financial performance.

The full impact of the Dodd-Frank Act is currently unknown given that much of the details and substance of the new laws will be determined through agency rulemaking.

The compliance burden and impact on our operations and profitability related to the Dodd-Frank Act are still unknown, as the Dodd-Frank Act delegates to various federal agencies the task of implementing its many provisions through regulation. Hundreds of new federal regulations, studies and reports addressing all of the major areas of the new law, including the regulation of national banks and their holding companies, are required, ensuring that federal rules and policies in this area will be further developing for months and years to come. Based on the provisions of the Dodd-Frank Act and related implementing regulations, it is highly likely that banks and their holding companies will be subject to significantly increased regulation and compliance obligations that expose us to noncompliance risk and consequences as well as significant compliance costs increases. To date, Dodd-Frank related regulations have had only a marginal impact on the Bank and the Company, though no guarantees may be given that this will remain the case.

Moreover, there can be no assurance that the Dodd-Frank Act will stabilize financial markets. The continuation or worsening of current financial market conditions could materially and adversely affect the Company's business, financial condition, results of operation, access to credit or the trading price of the Company's common stock.

The BASEL III proposal, if implemented as proposed, would require significant changes to capital calculations.

If adopted as proposed, Basel III and regulations proposed by the Federal Reserve, the OCC and the FDIC will require bank holding companies and banks to undertake significant activities to demonstrate compliance with the new and higher capital standards. Compliance with these rules, which are still being analyzed, will impose additional costs on banking entities and their holding companies. Management is evaluating the new proposed standards and is exploring methods of obtaining additional capital, notwithstanding the Bank's status as well-capitalized.

The CFPB may reshape the consumer financial laws through rulemaking and enforcement of unfair, deceptive or abusive practices, which may directly impact the business operations of depository institutions offering consumer financial products or services including the Bank.

The CFPB has broad rulemaking authority to administer and carry out the purposes and objectives of the “Federal consumer financial laws, and to prevent evasions thereof,” with respect to all financial institutions that offer financial products and services to consumers. The CFPB is also authorized to prescribe rules, applicable to any covered person or service provider, identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service (“UDAP authority”). The full reach and impact of the CFPB’s broad new rulemaking powers and UDAP authority on the operations of financial institutions offering consumer financial products or services is currently unknown. Notwithstanding, insured depository institutions with assets of $10 billion or less will continue to be supervised and examined by their primary federal regulators, rather than the CFPB, with respect to compliance with the federal consumer protection laws.

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

The failure of the European Union to stabilize the fiscal condition and creditworthiness of its weaker member economies could have international implication potentially impacting global financial institutions, the financial markets, and the economic recovery underway in the United States .

Investors have great concern with respect to certain European Union member countries and their related fiscal obligations (including but not limited to Greece, Spain, Portugal and Ireland). It is unclear how these countries will be able to continue to service their debt and foster economic growth. It is possible that a weak European economy will directly impact the U.S. economy as investors lose confidence in the European market. This would clearly hamper the limited economic recovery apparently underway in the United States and would likely have a material adverse effect on us indirectly through its effect on the U.S.economy.

We operate in a highly regulated environment, and changes in laws and regulations to which we are subject may adversely affect the Company’s results of operations.

The Company and the Bank operate in a highly regulated environment and are subject to extensive regulation, supervision and examination by the Board of Governors of the Federal Reserve System and the OCC, respectively. See “Business -- Regulation” herein. In addition to the myriad changes as a result of the Dodd-Frank Act, other applicable laws and regulations may change, and there is no assurance that such changes will not adversely affect the Company’s business. Such regulation and supervision govern the activities in which an institution may engage, and are intended primarily for the protection of banks and their depositors. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities. Any change in such regulation and oversight, whether in the form of restrictions on activities, regulatory policy, regulations, or legislation, including but not limited to changes in the regulations governing national banks, could have a material impact on the bank and the Company’s operations.

Changes in technology could be costly.

The banking industry is undergoing technological innovation at a fast pace. To keep up with its competition, the Company needs to stay abreast of innovations and evaluate those technologies that will enable it to compete on a cost-effective basis. The cost of such technology, including personnel, can be high in both absolute and relative terms. There can be no assurance, given the fast pace of change and innovation, that the Company’s technology, either purchased or developed internally, will meet or continue to meet the needs of the Company. Moreover, these changes may be more difficult or expensive than we anticipate.

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

Our business may be adversely affected by litigation.

Although historically we have not experienced material difficulties in this regard, from time to time, our customers, or the government on their behalf, may make claims and take legal action relating to our performance of fiduciary or contractual responsibilities. We may also face employment lawsuits or other legal claims. In any such claims or actions, demands for substantial monetary damages may be asserted against us resulting in financial liability or an adverse effect on our reputation among investors or on customer demand for our products and services. We may be unable to accurately estimate our exposure to litigation risk when we record balance sheet reserves for probable loss contingencies. As a result, any reserves we establish to cover any settlements or judgments may not be sufficient to cover our actual financial exposure, which may have a material impact on our consolidated results of operations or financial condition.

The resolution of legal actions or regulatory matters, if unfavorable, could have a material adverse effect on our consolidated results of operations for the quarter in which such actions or matters are resolved or a reserve is established.

Ethics or conflict of interest issues could damage our reputation.

We have established a Code of Conduct and related policies and procedures to address the ethical conduct of our business and to avoid potential conflicts of interest. We have made certain assumptions in connection with these policies but there are no firm assurances that these policies will be effective. Any failure or circumvention of our related controls and procedures or failure to comply with the established Code of Conduct and related policies could have a material adverse effect on our reputation, business, results of operations, and/or financial condition.

Our businesses may be negatively affected by adverse publicity or other reputational harm.

Our relationships with many of our customers are predicated upon our reputation as a fiduciary and a service provider that adheres to the highest standards of ethics, service quality and regulatory compliance. Adverse publicity, regulatory actions, like the Agreements, litigation, operational failures, the failure to meet customer expectations and other issues with respect to one or more of our businesses could materially and adversely affect our reputation, ability to attract and retain customers or obtain sources of funding for the same or other businesses. Preserving and enhancing our reputation also depends on maintaining systems and procedures that address known risks and regulatory requirements, as well as our ability to identify and mitigate additional risks that arise due to changes in our businesses, the market places in which we operate, the regulatory environment and customer expectations. If any of these developments has a material adverse effect on our reputation, our business will suffer.

Lack of system integrity or credit quality related to funds settlement could result in a financial loss.

We settle funds on behalf of our customers and other consumers and receive funds from clients, card issuers, payment networks and consumers on a daily basis for many different transaction types, including but not limited to wire transfers and debit card, credit card and electronic bill payment transactions. These payment activities rely upon the technology infrastructure that facilitates the verification of activity with counterparties and the facilitation of the payment. If the continuity of operations or integrity of processing were compromised, the Bank could experience a financial loss due to a failure in payment facilitation. In addition, we may issue credit to customers as part of the funds settlement. A default on this credit could result in a financial loss to us.

Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our financial statements.

Our financial statements are subject to the application of U.S. Generally Accepted Accounting Principles (“GAAP”), which is periodically revised and expanded. Accordingly, from time to time, we are required to adopt new or revised accounting standards issued by the Financial Accounting Standards Board. Market conditions have prompted accounting standard setters to promulgate new requirements that further interpret or seek to revise accounting pronouncements related to financial instruments, structures or transactions as well as to revise standards to expand disclosures. The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in footnotes to our financial statements, which are incorporated herein by reference. An assessment of proposed standards is not provided as such proposals are subject to change through the exposure process and, therefore, the effects on our financial statements cannot be meaningfully assessed. It is possible that future accounting standards that we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our financial condition and results of operations.

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

The Bank originates commercial loans, commercial real estate loans, consumer loans, and residential mortgage loans primarily within the Company’s market areas. Commercial mortgage, commercial, and consumer loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. These loans also have greater credit risk than residential real estate for the following reasons:

•	Commercial Loans. Repayment is dependent upon the successful operation of the borrower’s business which is greatly dependent on many things outside the control of either the Bank or the borrowers. These factors include but not limited to adverse conditions in the local economy, weather, commodity prices, and interest rates, among others.

•	Consumer Loans. Consumer loans (such as personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss.

•	Commercial Real Estate Loans. The repayment of commercial and agriculture real estate loans depends on the successful management and operation of the borrower’s properties. Appraised values for agricultural real estate in the Company’s market area are at record highs. If the Company follows current underwriting practices and agricultural real estate prices decline in future years, this may leave the Company with loan balances in excess of collateral values.

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

If the Company’s non-performing assets increase, net income could decrease.

Non-performing assets, which include non-accrual loans and foreclosed real estate, adversely affect net income in various ways. Interest income on non-performing assets is not recognized, additional provision for probable losses on problem loans may need recorded, and associated costs, such as legal fees, due to collection efforts of problem assets could be increased. Additional costs such as taxes, insurance and maintenance of foreclosed real estate are also increased. The Company must also write down the value of properties in foreclosed real estate to reflect market value changes.

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

The accuracy and completeness of information about customers and counterparties is relied upon in the business decisions the Bank makes.

In deciding whether to extend credit or participate in other transactions, the Bank often relies on information furnished by or on behalf of customers and counterparties, including credit reports and financial materials. We may also rely on representations of those customers, counterparties, or other third parties, such as appraisers or independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading third-party financial information could cause us to enter into transactions that lack the criteria we believed to be present in such transactions, which could have a material adverse effect on our financial condition and results of operations.

Changes in interest rates could adversely affect the Company’s results of operations and financial condition.

The Company’s earnings depend substantially on the Company’s interest rate spread, which is the difference between (i) the rates we earn on loans, securities and other earning assets, and (ii) the interest rates we pay on deposits and other borrowings.  These rates are highly sensitive to many factors beyond the Company’s control, including general economic conditions and the policies of various governmental and regulatory authorities.  As market interest rates rise, we will have competitive pressures to increase the rates we pay on deposits, which may result in a decrease of the Company’s net interest income.  Conversely, if interest rates fall, yields on loans and investments may fall.  Because a significant portion of the Company’s deposit portfolio is in non-interest bearing accounts, a change in rates would likely result in a decrease in the Company’s net interest income.  For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company could experience further impairment losses on the value of the mortgage servicing rights.

Fair values related to mortgage servicing rights are sensitive to movements in interest rates as expected future net servicing income depends on the projected outstanding principal balances of the underlying loans, which can be greatly reduced by prepayments. Prepayments usually increase when mortgage rates decline and decrease when mortgage interest rates rise. If the fair value of the Company’s mortgage servicing rights is less than the carrying value of such rights, then an impairment loss may need to be recognized. Such impairment can occur due to changes in interest rates, loan performance or prepayment of the underlying mortgage.

Further increases in the FDIC deposit insurance premium or in FDIC required reserves may have a significant financial impact on us.

The FDIC insures deposits at FDIC-insured depository institutions up to certain limits. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund (the “DIF”). Current economic conditions during the last few years have resulted in higher bank failures and expectations of future bank failures. In the event of a bank failure, the FDIC takes control of a failed bank and ensures payment of deposits up to insured limits (which have recently been increased) using the resources of the DIF. The FDIC is required by law to maintain adequate funding of the DIF, and the FDIC may increase premium assessments to maintain such funding.

The Dodd-Frank Act requires the FDIC to increase the DIF’s reserves against future losses, which will necessitate increased deposit insurance premiums that are to be borne primarily by institutions with assets of greater than $10 billion. On October 19, 2010, the FDIC addressed plans to bolster the DIF by increasing the required reserve ratio for the industry to 1.35 percent (ratio of reserves to insured deposits) by September 30, 2020, as required by the Dodd-Frank Act. The FDIC also proposed to raise its industry target ratio of reserves to insured deposits to 2 percent, 65 basis points above the statutory minimum, but the FDIC does not project that goal to be met until 2027.

The FDIC has recently approved two rules that amend its deposit insurance assessment regulations. The first rule implements a provision in the Dodd-Frank Act that changes the assessment base for deposit insurance premiums from one based on domestic deposits to one based on average consolidated total assets minus average Tier 1 capital. The rule also changes the assessment rate schedules for insured depository institutions so that approximately the same amount of revenue would be collected under the new assessment base as would be collected under the current rate schedule and the schedules previously proposed by the FDIC. The second rule revises the risk-based assessment system for all large insured depository institutions (generally, institutions, not including the Bank. Under the rule, the FDIC uses a scorecard method to calculate assessment rates for all such institutions.

The FDIC may further increase the Bank’s premiums or impose additional assessments or prepayment requirements in the future. The Dodd-Frank Act has removed the statutory cap for the reserve ratio, leaving the FDIC free to set this cap going forward.

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

Severe weather, natural disasters, acts of war or terrorism, and other external events could significantly impact our business.

Severe weather, natural disasters, acts of war or terrorism, and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Disaster recovery policies and procedures implemented by the Bank and the Company mitigate these risks but do not terminate them.

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

The Bank has not been examined for mortgage-related issues, including mortgage servicing issues and fair lending issues, but such examination could occur.

Federal and state banking regulators are closely examining the mortgage and mortgage servicing activities of depository institutions like the Bank. Although such reviews are now occurring at the largest depository institutions, it is possible that our mortgage practices and policies will be examined. Should the OCC or the Federal Reserve have serious concerns with respect to our operations in this regard, the effect of such concerns could have a material adverse effect on our profits.

We depend on cash dividends from the Bank to meet our cash obligations.

As a holding company, dividends from the Bank have provided a substantial portion of our cash flow used to service the interest payments on our obligations. The Bank is limited by law and OCC policy in its ability to make dividend payments and other distributions to us based on its earnings and capital position.  Should the Bank experience losses or other difficulties, it may adversely affect our ability to meet all projected cash needs in the ordinary course of business and may have a detrimental impact on our financial condition.

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

The Company’s common stock is thinly traded, and thus a stockholder's ability to sell shares or purchase additional shares of the Company’s common stock will be limited, and the market price at any time may not reflect true value.

A stockholder's ability to sell shares of the Company’s common stock or purchase additional shares largely depends upon the existence of an active market for the common stock. The Company’s common stock is quoted on the OTCQB tier of the OTC Market. The volume of trades on any given day is light, and you may be unable to find a buyer for shares you wish to sell or a seller of additional shares you wish to purchase. In addition, a fair valuation of the purchase or sales price of a share of common stock also depends upon active trading, and thus the price you receive for a thinly traded stock, such as the Company’s common stock, may not reflect its true value.

The Company has deregistered with the SEC. Information reported in the past to stockholders may not be available to the same extent or frequency, which could result in a decline in our stock price or limit investors' ability to trade in our stock.

The Company has filed a Form 15 to voluntarily terminate its registration under the Exchange Act, which deregistration will be effective on August 8, 2012.  The Company has determined that deregistering under the Exchange Act would result in significant time and cost savings to the Company. This will result in less information about the Company being available to stockholders and investors immediately following the effective date of our deregistration. The Company is presently traded and is expected to continue to trade on the OTCQB tier of the OTC Markets, which does not require Exchange Act registration or the Company to meet the reporting requirements of the Exchange Act. The Company's and the Bank's bank regulatory filings are available at http://www.ffiec.gov and https://cdr/ffiec.gov, respectively, and the Company expects to make available any such additional information as required for its common stock to continue to be traded on the OTCQB tier of the OTC Markets, but there is no assurance the Company will do so or that market makers on the OTCQB will continue to make a market in the Company's common stock.

Risks Related to the Rights of Holders of Our Common Stock Compared to the Rights of Holders of Our Preferred Stock

The holders of our shares of preferred stock still outstanding will have priority over our Common Stock with respect to payment in the event of liquidation, dissolution or winding up and with respect to the payment of dividends.

In any liquidation, dissolution or winding up of the Company, our Common Stock would rank below all debt claims against us and claims of all of our outstanding shares of Preferred Stock, which have a liquidation preference of approximately $5 million.

As a result, holders of our Common Stock will not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution or winding up of the Company until after all our obligations to our debt holders and holders of preferred shares have been satisfied.

In addition, we are required to pay dividends on our preferred stock before we pay any dividends on our Common Stock. For further information see "Item 1. Business-Significant Events in Fiscal 2012."

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.          PROPERTIES

The Bank conducts its business through its main office and four branch offices, three of which are located in Crawford County, Illinois, and one of which is located in Knox County, Indiana. The Bank owns its main office and branch offices. The total net book value of the Bank’s premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at March 31, 2012 was approximately $4.2 million. The following table sets forth information relating to the Bank’s offices as of March 31, 2012.

Location	Date Acquired	Total Approximate Square Footage	Net Book Value of Buildings and Improvements at March 31, 2012

Main Office: 501 East Main Street Robinson, Illinois	1985	12,420	$1.3 million

Branch Offices: 119 East Grand Prairie Palestine, Illinois	1995	1,800	234,000

102 West Main Street Oblong, Illinois	1995	2,260	64,000

Outer East Main Street Oblong, Illinois	1997	1,000	67,000

615 Kimmel Road Vincennes, Indiana	2008	2,612	493,000

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

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pages 76 and 77 of the attached 2012 Annual Report to Stockholders are incorporated herein by reference.

PURCHASES OF EQUITY SECURITIES BY COMPANY(1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/2012 – 1/31/2012	375	$33.25	---	4,595
2/1/2012 – 2/28/2012	---	---	---	4,595
3/1/2012 – 3/31/2012	---	---	---	4,595
Total	375	$33.25	---	4,595

(1)         On September 20, 2011, the Board of Directors voted to approve an additional stock repurchase program of 5,000 shares, or approximately 1.2%, of the Company’s issued and outstanding shares.  The repurchase program will expire upon the earlier of the completion of the purchase of an aggregate of shares or September 19, 2012. As of March 31, 2012, there have been 405 shares purchased in the current program.

ITEM 6.          SELECTED FINANCIAL DATA

Pages 3 and 4 of the attached 2012 Annual Report to Stockholders are incorporated herein by reference.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pages 5 through 16 of the attached 2012 Annual Report to Stockholders are incorporated herein by reference.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pages 16 through 18 of the attached 2012 Annual Report to Stockholders are incorporated herein by reference.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information appearing in the Company’s Annual Report to Stockholders for the year ended March 31, 2012, is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13.

Annual Report Section	Pages in Annual Report

Report of Independent Registered Public Accounting Firm	26
Consolidated Balance Sheets for the Fiscal Years Ended March 31, 2012 and 2011	27
Consolidated Statements of Income and Comprehensive Income for the Years Ended March 31, 2012 and 2011	28-29
Consolidated Statements of Stockholders’ Equity for Years Ended March 31, 2012 and 2011	30
Consolidated Statements of Cash Flows for the Years Ended March 31, 2012 and 2011	31-32
Notes to Consolidated Financial Statements	33-75

With the exception of the aforementioned information, the Company’s Annual Report to Stockholders for the year ended March 31, 2012 is not deemed filed as part of this Annual Report on Form 10-K.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.” Based on the assessment, management determined that, as of March 31, 2012, the Company’s internal control over financial reporting is effective, based on those criteria.

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

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Information concerning Directors of the Company, including the Company’s audit committee and audit committee financial experts, is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 26, 2012, a copy of which was filed with the SEC on June 27, 2012.

Executive Officers

Information concerning Executive Officers of the Company and the Bank is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 26, 2012, a copy of which was filed with the SEC on June 27, 2012.

Compliance with Section 16(a)

Information concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 26, 2012, a copy of which was filed with the SEC on June 27, 2012.

Code of Ethics

Information concerning the Company’s Code of Ethics is included in Part I of this Form 10-K.

ITEM 11.         EXECUTIVE COMPENSATION

Information concerning executive officer and director compensation and the Compensation Committee of the Company’s board of directors is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 26, 2012, a copy of which was filed with the SEC on June 27, 2012.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The Company does not currently maintain any equity compensation plans.

Security Ownership of Certain Beneficial Owners and Management

Additional information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 26, 2012, a copy of which was filed with the SEC on June 27, 2012.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions and director independence is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 26, 2012, a copy of which was filed with the SEC on June 27, 2012.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accounting fees and services is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 26, 2012, a copy of which was filed with the SEC on June 27, 2012.

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)          Exhibits

Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
3(i)	Certificate of Incorporation	*
3(ii)	By-Laws	**
4	Instruments defining the rights of security holders, including debentures	*
10	Small Business Lending Fund – Securities Purchase Agreement, dated August 23, 2011	***
13	Annual Report to Stockholders	13
21	Subsidiaries of Registrant	21
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32
101.INS	XBRL Instance Document (furnished herewith)	101.INS
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)	101.SCH
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)	101.CAL
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)	101.DEF
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)	101.LAB
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)	101.PRE

______________

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 19, 1997 (File No. 333-23625).
**	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended March 31, 2008 filed with the SEC on June 30, 2008 (File No. 001-12969; Film No. 08924531).
***	Incorporated by reference to the Company's Form 8-K filed with the SEC on August 24, 2011 (File No. 001-12969).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST ROBINSON FINANCIAL CORPORATION

Date: June 27, 2012	By:	/s/ Rick L. Catt
Rick L. Catt, Director,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Rick L. Catt	By:	/s/ Jamie E. McReynolds
	Rick L. Catt, Director, President and Chief Executive Officer (Principal Executive and Operating Officer)		Jamie E. McReynolds, Vice President, Chief Financial Officer and Secretary (Chief Financial and Accounting Officer)

Date:	June 27, 2012	Date:	June 27, 2012

By:	/s/ Scott F. Pulliam	By:	/s/ J. Douglas Goodwine
	Scott F. Pulliam, Director		J. Douglas Goodwine, Director

Date:	June 27, 2012	Date:	June 27, 2012

By:	/s/ Robin E. Guyer	By:	/s/ Steven E. Neeley
	Robin E. Guyer, Director		Steven E. Neeley, Director

Date:	June 27, 2012	Date:	June 27, 2012

By:	/s/ William K. Thomas
William K. Thomas, Director

Date:	June 27, 2012

